Form 10-K
period 2017-04-30
LAZEX INC.
filed 2017-08-03
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-214463

LAZEX INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 61-1789640 IRS Employer Identification Number 8748 Primary Standard Industrial Classification Code Number

68/29 Husitska st.,

Zizkov, Prague, Czech Republic 13000

Tel. 775-800-4477

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of August 2, 2017, the registrant had 5,390,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 2, 2017.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean LAZEX INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

We are a start-up company which provides travel consulting and tour guide services. Our main function can be described as to consult customers and help them to arrange the itinerary, by building a route, which includes breweries in the region of their choice. We also plan to provide them with information concerning transportation, the cost of it and how it operates. Whenever needed, we may provide additional services on orientation, for instance, provide information concerning medical facilities, food stores, car repairs or additional entertainments, transportation and ways of using it in the cases mentioned above. We also provide tour guide services specializing in arranging brewery tours for tourists visiting the Czech Republic. The highest rate of the beer consumption per capita in the world is in the Czech Republic. There are many breweries and beer museums in the Czech Republic. Our president and director has agreements with majority of them regarding our service delivery.

We provide information on accommodations suitable for our customers in terms of prices and location. We also may alter the route of the itinerary depending on the longevity of the desired tour and the money our customers expect to spend. Expecting our customers to face difficulties in negotiating with locals, we may offer to provide assistance in either negotiating or provide the service of an interpreter. For instance, if clients accept it, we negotiate booking of apartments, details of car rental on behalf of our customers and in their interest, or we expect to be at service in any other case when customers might need assistance in negotiating. We expect the customers to contact us via our website application form, email or messengers. We generate a route based on the following criteria listed in an application form: 1) regions the customers would like to visit 2) period of their stay in the country 3) amount of money they expect to spend on a tour.

At the current stage of development, we pay attention to local craft breweries, bars and pubs. As business develops, further, we expect to continue working with worldwide famous craft breweries.

Our service and sales will be provided in Czech Republic. We plan to use Internet promotion as our main marketing strategy. On our web pages we plan to provide important information regarding our regular and additional services. We intend to use multiple languages website (English and Czech version) and also plan to add a website translator plugin from Google Translate's automatic translation service for users from around the world.

4 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 2, 2017, the 5,390,000 issued and outstanding shares of common stock were held by a total of 9 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net income for the fiscal year ended April 30, 2017 was $3,792 compared to a net loss of $814 during the period from Inception (July 12, 2015) to April 30, 2016. During fiscal year ended April 30, 2017 we have generated $14,700 in revenue. For the period from Inception (July 12, 2015) to April 30, 2016, we have not generated any revenue.

During the fiscal year ended April 30, 2017, we incurred expenses of $10,908 compared to $814 incurred during the period from Inception (July 12, 2015) to April 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017 our total assets were $19,365 compared to $5,100 in total assets at April 30, 2016. As of April 30, 2017, our total liabilities were $6,987 compared to $914 in total liabilities at April 30, 2016.

Stockholders’ equity increased from $4,186 as of April 30, 2016 to $12,378 as of April 30, 2017.

The weighted average number of shares outstanding was 5,004,054 for the year ended April 30, 2017 compared to 34,013 for the period from Inception (July 12, 2015) to April 30, 2016.

Cash Flows from Operating Activities

For the year ended April 30, 2017, net cash flows provided by operating activities was $9,270. Net cash flows used in operating activities was $814 for the period from inception (July 12, 2015) to April 30, 2016.

Cash Flows from Investing Activities

We used $3,000 in investing activities for the year ended April 30, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements from the Company’s chief executive officer or the issuance of equity and debt instruments. For the year ended April 30, 2017, net cash flows from financing activities was $4,600 received from proceeds from issuance of common stock and loans from a  director. For the period from inception (July 12, 2015) to April 30, 2016, net cash flows from financing activities was $5,914 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

6 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2017 and April 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

515 South 400 East, Suite 100

Salt Lake City, UT 84111

Office: (801) 328-2727 Fax: (801) 328-11123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lazex, Inc.

Prague, Czech Republic

We have audited the accompanying balance sheets of Lazex Inc. (“the Company”) as of April 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity , and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2017 and 2016, and the results of its operations and its cash flows for year then ended April 30, 2017 and for the period from Inception (July 12, 2015) to April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler and Hardy, P.C.

Salt Lake City, UT

July 31, 2017

8 | Page

LAZEX INC. CONDENSED BALANCE SHEETS
	APRIL 30, 2017	APRIL 30, 2016
ASSETS
Current Assets
Cash	$ 15,970	$ 5,100
Prepaid expenses	645	-
Total Current assets	16,615	5,100
Fixed assets, net of accumulated depreciation	2,750	-
Total Assets	$ 19,365	$ 5,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ 5,873	$ -
Loan from related parties	1,114	914
Total Liabilities	6,987	914

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,220,000 and 5,000,000 shares issued and outstanding as of April 30, 2017 and 2016, respectively	5,220	5,000
Additional paid-in-capital	4,180	-
Retained Earnings (Deficit)	2,978	(814)
Total Stockholders’ Equity	12,378	4,186

Total Liabilities and Stockholders’ Equity	$ 19,365	$ 5,100

The accompanying notes are an integral part of these financial statements.

9 | Page

LAZEX INC. CONDENSED STATEMENTS OF OPERATIONS

	April 30, 2017	For the period from Inception (July 12, 2015) to April 30, 2016
Revenue	$ 14,700	$ -
Operating expenses
General and administrative expenses	$ 10,908	$ 814
Net income (loss) from operations	3,792	(814)
Income (Loss) before taxes	3,792	(814)
Provision for taxes	-	-
Net income (loss)	$ 3,792	$ (814)
Income (Loss) per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,004,054	34,013

The accompanying notes are an integral part of these financial statements.

10 | Page

LAZEX INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEAR ENDED APRIL 30, 2017 AND THE PERIOD FROM INCEPTION (JULY 12, 2015) to APRIL 30, 2016
	Number of Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total
Balances at July 12, 2015, Inception	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on April 29, 2016	5,000,000	5,000	-	-	5,000
Net loss for the year	-	-	-	(814)	(814)
Balances as of April 30, 2016	5,000,000	$ 5,000	$ -	$ (814)	$ 4,186
Common Shares issued for cash at $0.02 per share	220,000	220	4,180	-	4,400
Net income for the year	-	-	-	3,792	3,792
Balances as of April 30, 2017	5,220,000	$ 5,220	$ 4,180	$ 2,978	$ 12,378

The accompanying notes are an integral part of these financial statements.

11 | Page

LAZEX INC. CONDENSED STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended April 30, 2017	For the period from Inception (July 12, 2015) to April 30, 2016
Operating Activities
Net income (loss)	$ 3,792	$ (814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	250
Changes in operating assets and liabilities
Prepaid expenses	(645)
Accrued expenses	5,873	-
Net cash provided by (used in) operating activities	9,270	(814)
Investing Activities
Acquisition of fixed assets	(3,000)
Net Cash used in Investing Activities	(3,000)
Financing Activities
Proceeds from sale of common stock	4,400	5,000
Proceeds from loan from shareholder	200	914
Net cash provided by financing activities	4,600	5,914

Net increase in cash and equivalents	10,870	5,100
Cash and equivalents at beginning of the period	5,100	-
Cash and equivalents at end of the period	$ 15,970	$ 5,100
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

LAZEX INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED APRIL 30, 2017 AND THE PERIOD FROM INCEPTION (JULY 12, 2015) to APRIL 30, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company intends to commence operations in the business of travel agency and tours consulting.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has retained earnings since Inception (July 12, 2015) of $2,978 as of April 30, 2017 however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted an April 30 fiscal year end.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

13 | Page

Revenue Recognition

The Company’s revenue recognition policy meets all elements of SAB 104. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

For the year ended April 30, 2017, the Company has recognized revenue after services have been provided and collection has been reasonably assured. For the year ended April 30, 2017, total revenue earned from customers was $14,700 for travel consulting services. There are no significant ongoing services that remain to be performed. None of these services were provided to related parties.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On April 29, 2016 the Company issued 5,000,000 shares of its common stock to the sole officer and related party at $0.001 per share for total proceeds of $5,000.

In April 2017, the Company issued 220,000 shares of its common stock at $0.02 per share for total proceeds of $4,400.

As of April 30, 2017 the Company had 5,220,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since July 12, 2015 (Inception) through April 30, 2017, the Company’s sole officer and director loaned the Company $1,114 to pay for incorporation costs and operating expenses.  As of April 30, 2017, the amount outstanding was $1,114. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to its sole officer and director and there is no agreement to pay any rent in the future.

NOTE 5 – INCOME TAXES

As of April 30, 2017 and 2016 the Company had net operating loss carry forwards of $0 and $814, respectively that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

14 | Page

The valuation allowance as of June 30, 2017 and 2016 was $0 and $277, respectively. The net change in valuation allowance during the year ended April 30, 2017 and 2016 was $(277) and $277, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2016.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2017		April 30, 2016
Current deferred tax assets:
Net operating loss carry forward		$-	277
Valuation allowance		-	(277)
Net deferred tax assets	$		$-

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for

(benefit from) income taxes for the years ended April 30, 2017 and 2016, respectively:

	April 30, 2017	April 30, 2016
Tax provision (benefit) at the US statutory rate of 15% and 34%, respectively	$569	$(277)
Adjustments to deferred taxes due to changes in statutory rates	(292)	-
Change in valuation allowance	(277)	277
Actual tax expense (benefit)	$-	$-

NOTE 6 - MAJOR CUSTOMERS

During years ended April 30, 2017 and 2016, the following customers represented more than 10% of the Company’s sales:

Customer	2017		2016
	$	%	$	%
Customer A	3,000	20.41%	-	-
Customer B	1,800	12.24%	-	-
Customer C	2,000	13.61%	-	-
Customer D	2,800	19.05%	-	-
Customer E	3,100	21.09%	-	-
Customer F	2,000	13.61%	-	-

Total concentration	14,700	100%	-	-

NOTE 7- SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from April 30, 2017 through the date the financial statements were available to be issued, August 2, 2017.

For the period April 30, 2017 through August 2, 2017 the Company issued 170,000 shares of common stock at $0.02 per share for a proceed of $3,400.

15 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Iuliia Gitelman 68/29 Husitska st., Zizkov, Prague, Czech Republic 13000	33	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Iuliia Gitelman has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 12, 2015. Ms. Gitelman owns 92.76% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Gitelman was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. We expect our director Iuliia Gitelman to successfully execute her duties on the account of professional education in tourism. She graduated from The Institute of Hospitality Management in Prague (Czech Repulic), in 2005, where she had managed to receive professional knowledge and enlarge it while studying the Master's program course in the same university from 2006 to 2008. Since 2008 till 2009, she worked in travel agency “Kokpit Arena Franko Tour”, LLC as tour’s manager. Later, in 2009 she received MBA in Hospitality and tourism in The New European College (NEC), in Munich, Germany. Since 2009 till 2014, she worked in Staropramen Brewery museum as project manager. Since 2014 till 2015, she was a freelance tour guide in Prague (Czech Republic). As she successfully advanced in her career paired with training for MBA, we expect that Ms. Gitelman’s specific experience, qualifications, attributes and skills can lead our company to an advanced level.

16 | Page

During the past ten years, Ms. Gitelman has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Gitelman was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Gitelman’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

17 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on July 12, 2015 until April 30, 2016 and for the year ended April 30, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Iuliia Gitelman, President, Secretary and Treasurer	July 12, 2015 to April 30, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	May 1, 2016to April 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of April 30, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Iuliia Gitelman 68/29 Husitska st., Zizkov, Prague, Czech Republic 13000	5,000,000 shares of common stock (direct)	95.78%

The percent of class is based on 5,220,000 shares of common stock issued and outstanding as of the date of this annual report.

18 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 29, 2016, we issued a total of 5,000,000 shares of restricted common stock to Iuliia Gitelman, our sole officer and director in consideration of $5,000. Further, Ms. Gitelman has advanced funds to us. As of April 30, 2017, Ms. Gitelman has advanced to us $1,114. There is no due date for the repayment of the funds advanced by Ms. Gitelman. Ms. Gitelman will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. The obligation to Ms. Gitelman does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Gitelman or the repayment of the funds to Ms. Gitelman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended April 30, 2017 and 2016, we incurred the following fees to our independent certified public accountants, Pritchett, Siler and Hardy PC:

	April 30, 2017	April 30, 2016
Audit fees	$7,873	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$7,873	$-

"Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and\ audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZEX INC.
Dated: August 2, 2017	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

19 | Page