Form 10-K/A
period 2017-04-30
LAZEX INC.
filed 2017-08-04
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

As of August 4, 2017, the registrant had 5,475,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 4, 2017.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 4, 2017, the 5,475,000 issued and outstanding shares of common stock were held by a total of 11 shareholders of record.

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

LAZEX INC. STATEMENTS OF CASH FLOWS
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

NOTE 7- SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from April 30, 2017 through the date the financial statements were available to be issued, August 4, 2017.

For the period April 30, 2017 through August 4, 2017 the Company issued 255,000 shares of common stock at $0.02 per share for a proceed of $5,100.

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

Iuliia Gitelman has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 12, 2015. Ms. Gitelman owns 91.32% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Gitelman was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. We expect our director Iuliia Gitelman to successfully execute her duties on the account of professional education in tourism. She graduated from The Institute of Hospitality Management in Prague (Czech Repulic), in 2005, where she had managed to receive professional knowledge and enlarge it while studying the Master's program course in the same university from 2006 to 2008. Since 2008 till 2009, she worked in travel agency “Kokpit Arena Franko Tour”, LLC as tour’s manager. Later, in 2009 she received MBA in Hospitality and tourism in The New European College (NEC), in Munich, Germany. Since 2009 till 2014, she worked in Staropramen Brewery museum as project manager. Since 2014 till 2015, she was a freelance tour guide in Prague (Czech Republic). As she successfully advanced in her career paired with training for MBA, we expect that Ms. Gitelman’s specific experience, qualifications, attributes and skills can lead our company to an advanced level.

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

The percent of class is based on 5,220,000 shares of common stock issued and outstanding as of April 30, 2017.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T. *

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZEX INC.
Dated: August 4, 2017	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

19 | Page