Form 10-Q
period 2017-07-31
LAZEX INC.
filed 2017-09-20
CIK 1674440

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

(Do not check if a smaller reporting company) Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 19, 2017
Common Stock, $0.001	5,475,000

1 | Page

2 | Page

LAZEX INC. BALANCE SHEETS (Unaudited)
	JULY 31, 2017	APRIL 30, 2017
ASSETS
Current Assets
Cash	$ 8,443	$ 15,970
Prepaid expenses	645	645
Total Current assets	9,088	16,615
Fixed assets, net of accumulated depreciation	2,500	2,750
Intangible assets, net of accumulated depreciation	4,534	-
Total Assets	$ 16,122	$ 19,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ -	$ 5,873
Loan from related parties	1,114	1,114
Total Liabilities	1,114	6,987

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,475,000 and 5,220,000 shares issued and outstanding as of April 30, 2017 and 2016, respectively	5,475	5,220
Additional paid-in-capital	9,025	4,180
Retained Earnings (Deficit)	508	2,978
Total Stockholders’ Equity	15,008	12,378

Total Liabilities and Stockholders’ Equity	$ 16,122	$ 19,365

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

LAZEX INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016
Revenue	$ 7,940	$ -
Operating expenses
General and administrative expenses	1,410	20
Accounting and legal	2,000	2,000
Consulting services	4,000	-
Videography service	3,000	-
Total Operating expenses	10,410	2,020
Net income (loss) from operations	(2,470)	(2,020)
Income (Loss) before taxes	(2,470)	(2,020)
Provision for taxes	-	-
Net income (loss)	$ (2,470)	$ (2,020)
Income (Loss) per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,329,293	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

LAZEX INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended July 31, 2017	Three months ended July 31, 2016
Operating Activities
Net income (loss)	$ (2,470)	$ (2,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	516
Changes in operating assets and liabilities
Accrued expenses	(5,873)	-
Net cash provided by (used in) operating activities	(7,827)	(2,020)

Investing Activities
Acquisition of intangible assets	(4,800)	-
Net Cash used in Investing Activities	(4,800)	-
Financing Activities
Proceeds from sale of common stock	5,100	-
Net cash provided by financing activities	5,100	-

Net increase in cash and equivalents	(7,527)	(2,020)
Cash and equivalents at beginning of the period	15,970	5,100
Cash and equivalents at end of the period	$ 8,443	$ 3,080
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

LAZEX INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED JULY 31, 2017 AND 2016, AND YEAR ENDED APRIL 30, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has retained earnings since Inception (July 12, 2015) of $508 as of July 31, 2017 however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of September 30, 2016.

Interim Financial Statements

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended April 30, 2017, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended April 30, 2017. Our accounting policies did not change in the first three months of our current fiscal year. Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2018 or any future period.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

6 | Page

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Intangible assets

Computer Software is stated at cost and amortized on the straight-line method over the estimated life of 3 years.

Net Income (Loss) Per Share

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

Revenue Recognition

The Company recognizes revenue after tours have been completed, travel consulting services have been provided and collection has been reasonably assured in accordance with the recognition criteria of SAB 104. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. As of three months ended July 31, 2017 we generated $7,940 in revenues for tours and travel consulting services. None of these services were provided to related parties.

Subsequent events

The Company follows the guidance in ASC 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events through the date when financial statements are issued.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  As of July 31, 2017, the Company had 5,475,000 shares issued and outstanding.

For the three months ended July 31, 2017, the Company issued 255,000 shares of its common stock at $0.02 per share for total proceeds of $5,100.

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

Since July 12, 2015 (Inception) through July 31, 2017, the Company’s sole officer and director loaned the Company $1,114 to pay for incorporation costs and operating expenses.  As of July 31, 2017, the amount outstanding was $1,114. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future.

NOTE 5 – SUBSEQUENT EVENTS

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that there were no reportable subsequent events to be disclosed.

7 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

We are an operating company which provides travel consulting and tour guide services. Our main function can be described as to consult customers and help them to arrange the itinerary, by building a route, which includes breweries in the region of their choice. We provide customers with information concerning transportation, the cost of it and how it operates. Whenever needed, we provide additional services on orientation, for instance, provide information concerning medical facilities, food stores, car repairs or additional entertainments, transportation and ways of using it in the cases mentioned above. We also provide tour guide services specializing in arranging brewery tours for tourists visiting the Czech Republic. The highest rate of the beer consumption per capita in the world is in the Czech Republic. There are many breweries and beer museums in the Czech Republic. Our president and director has agreements with majority of them regarding our service delivery. We provide information on accommodations suitable for our customers in terms of prices and location. We also alter the route of the itinerary depending on the longevity of the desired tour and the money our customers expect to spend. Expecting our customers to face difficulties in negotiating with locals, we may offer to provide assistance in either negotiating or provide the service of an interpreter. For instance, if clients accept it, we negotiate booking of apartments, details of car rental on behalf of our customers and in their interest, or we expect to be at service in any other case when customers might need assistance in negotiating. We generate a route based on the following criteria listed in an application form: 1) regions the customers would like to visit 2) period of their stay in the country 3) amount of money they expect to spend on a tour. We pay attention to local craft breweries, bars and pubs. We expect to continue working with worldwide famous craft breweries.

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

During three months ended July 31, 2017, we generated $7,940 in revenue compared to $0 in revenue during the three month period ended July 31, 2016. The company provided travel consulting and tour guide services which earned revenue.

During the three months ended July 31, 2017, we incurred expenses of $10,410 compared to $2,020 incurred during the three month period ended July 31, 2016. The increase in expenses was due to consulting expenses of $4,000, videography expenses of $3,000 as well as $1,405 in other administrative expenses.

Our net loss for the three months ended July 31, 2017 was $2,470 compared to a net loss of $2,020 during the three month period ended July 31, 2016.

8 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017 our total assets were $16,122 compared to $19,365 in total assets at April 30, 2017. As of July 31, 2017, our total liabilities were $1,114 compared to $6,987 in total liabilities at April 30, 2017. The decrease in total assets and total liabilities was due to purchases of computer software used in our business and payment of outstanding accrued expenses during the three months period ended July 31, 2017.

Stockholders’ equity increased from $12,378 as of April 30, 2017 to $15,008 as of July 31, 2017 due to issuance of common stock during the three months period ended July 31, 2017.

Cash Flows from Operating Activities

For the three month period ended July 31, 2017, net cash flows used in operating activities was $7,827. Net cash flows used in operating activities was $2,020 for the three month period ended July 31, 2016. Net cash flow used in operating activities decrease due to increases in operating expenses and payment of accrued expenses.

Cash Flows from Investing Activities

We used $4,800 in investing activities for the three month period ended July 31, 2017 compared to $0 for the three month period ended July 31, 2016. The Company’s investing activities changed during the three month period ended July 31, 2017 compared to the three month period ended July 31, 2016 because the company purchased a computer software to make operations more efficient.

Cash Flows from Financing Activities

For the three month period ended July 31, 2017, net cash flows from financing activities was $5,100 received from proceeds from issuance of common stock compared to $0 for the three month period ended July 31, 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

9 | Page

GOING CONCERN

The independent auditors' report accompanying our April 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

10 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended July 31, 2017, the Company issued 255,000 shares of its common stock at $0.02 per share for total proceeds of $5,100.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended July 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZEX INC.
Dated: September 19, 2017	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

11 | Page