Form 10-Q
period 2017-10-31
LAZEX INC.
filed 2017-12-18
CIK 1674440

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 15, 2017
Common Stock, $0.001	6,155,000

1 | Page

2 | Page

LAZEX INC. BALANCE SHEETS (Unaudited)
	OCTOBER 31, 2017	APRIL 30, 2017
ASSETS
Current Assets
Cash	$ 19,423	$ 15,970
Prepaid expenses	645	645
Total Current assets	20,068	16,615
Fixed assets, net of accumulated depreciation	2,250	2,750
Intangible assets, net of accumulated depreciation	4,268	-
Total Assets	$ 26,586	$ 19,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ -	$ 5,873
Loan from related parties	1,114	1,114
Total Liabilities	1,114	6,987

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,955,000 and 5,220,000 shares issued and outstanding as of October 31, 2017 and April 30, 2017, respectively	5,955	5,220
Additional paid-in-capital	18,145	4,180
Retained Earnings	1,372	2,978
Total Stockholders’ Equity	25,472	12,378

Total Liabilities and Stockholders’ Equity	$ 26,586	$ 19,365

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

LAZEX INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended October 31, 2017	Three months ended October 31, 2016	Six months ended October 31, 2017	Six months ended October 31, 2016
Revenue	$ 5,300	$ 4,800	$ 13,240	$ 4,800
Operating expenses
General and administrative expenses	856	-	2,266	20
Accounting and legal	3,546	1,500	5,546	3,500
Consulting services	-	-	4,000	-
Videography service	-	-	3,000	-
Total Operating expenses	4,402	1,500	14,812	3,520
Net income (loss) from operations	898	3,300	(1,572)	1,280
Income (Loss) before taxes	898	3,300	(1,572)	1,280
Provision for taxes	(34)	-	(34)	-
Net income (loss)	$ 864	$ 3,300	$ (1,606)	$ 1,280
Income (Loss) per common share: Basic and Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,694,565	5,000,000	5,511,929	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

LAZEX INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended October 31, 2017	Six months ended October 31, 2016
Operating Activities
Net income (loss)	$ (1,606)	$ 1,280
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,032	-
Changes in operating assets and liabilities
Accrued expenses	(5,873)	1,500
Net cash provided by (used in) operating activities	(6,447)	2,780

Investing Activities
Acquisition of intangible assets	(4,800)	-
Net Cash used in Investing Activities	(4,800)	-
Financing Activities
Proceeds from sale of common stock	14,700	-
Net cash provided by financing activities	14,700	-

Net increase in cash and equivalents	3,453	2,780
Cash and equivalents at beginning of the period	15,970	5,100
Cash and equivalents at end of the period	$ 19,423	$ 7,880
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ 34	$ -

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

LAZEX INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2017 AND 2016, AND YEAR ENDED APRIL 30, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has retained earnings since Inception (July 12, 2015) of $1,372 as of October 31, 2017 however losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of October 31, 2017.

Interim Financial Statements

These financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended April 30, 2017, and have been prepared on a consistent basis with the accounting policies described in Note 2 - Summary of Significant Accounting Policies of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended April 30, 2017. Our accounting policies did not change in the first three months of our current fiscal year. Operating results for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2018 or any future period.

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

Revenue Recognition

The Company recognizes revenue after tours have been completed, travel consulting services have been provided and collection has been reasonably assured in accordance with the recognition criteria of SAB 104. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. As of six months ended October 31, 2017 we generated $13,240 in revenues for tours and travel consulting services. None of these services were provided to related parties.

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

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  As of October 31, 2017, the Company had 5,955,000 shares issued and outstanding.

For the six months ended October 31, 2017, the Company issued 735,000 shares of its common stock at $0.02 per share for total proceeds of $14,700.

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

Since July 12, 2015 (Inception) through October 31, 2017, the Company’s sole officer and director loaned the Company $1,114 to pay for incorporation costs and operating expenses.  As of October 31, 2017, the amount outstanding was $1,114. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future.

7 | Page

NOTE 5 - MAJOR CUSTOMERS

During three months ended October 31, 2017 and October 31, 2016, the following customers represented more than 10% of the Company’s sales:

Customer	Three months ended October 31, 2017		Three months ended October 31, 2016
	$	%	$	%
Customer A	-	-	3,000	62.50
Customer B	-	-	1,800	37.50
Customer C	-	-	-	-
Customer D	5,300	100.00	-	-

Total concentration	5,300	100.00	4,800	100.00

During six months ended October 31, 2017 and October 31, 2016, the following customers represented more than 10% of the Company’s sales:

Customer	Six months ended October 31, 2017		Six months ended October 31, 2016
	$	%	$	%
Customer A	2,490	18.81	3,000	62.50
Customer B	2,950	22.28	1,800	37.50
Customer C	2,500	18.88	-	-
Customer D	5,300	40.03	-	-

Total concentration	13,240	100.00	4,800	100.00

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from October 31, 2017 through the date the financial statements were available to be issued, December 14, 2017.

For the period subsequent to October 31, 2017 through December 15, 2017 the Company issued 200,000 shares of common stock at $0.02 per share for a proceed of $4,000.

8 | Page

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

Three months ended October 30, 2017 compared to three months October 30, 2016.

During three months ended October 31, 2017, we generated $5,300 in revenue compared to $4,800 in revenue during the three month period ended October 31, 2016. The company provided travel consulting and tour guide services. The revenue increased due to changes in price per tour, that depends on a tour program, duration of a tour and size of a tour group.

9 | Page

During the three months ended October 31, 2017, we incurred expenses of $4,402 compared to $1,500 incurred during the three month period ended October 31, 2016. The increase in expenses was due to accounting and legal expenses as well as $856 in other administrative expenses. The Company incurred additional general and administrative expenses related to amortization expenses for the computer and software purchased and bank fees incurred from sales of the company stock.

Our net income for the three months ended October 31, 2017 was $864 compared to a net income of $3,300 during the three month period ended October 31, 2016.

Six months ended October 30, 2017 compared to six months October 30, 2016.

Revenue increased from $4,800 during the six months ended October 31, 2016 to $13,240 during the six months ended October 31, 2017 due to an increase in the number of tours conducted during 2017.

During the six months ended October 31, 2017, we incurred expenses of $14,812 compared to $3,520 incurred during the six month period ended October 31, 2016. The incurred consulting expense of $4,000 for assistance in applying for DTC eligibility related to broker/dealer sales of its common stock. Videography expenses of $3,000 were incurred to create the Company tours' video portfolio. The Company had an increase of $2,246 in other administrative expenses due to depreciation of a computer and computer software purchased at the end of the prior fiscal year, additional bank fees incurred from sales of the company stock, and annual payments for registered agent services and business license.  The increase in professional fees was due to expenses incurred to auditor for reviews of the quarters ended July 31, 2017 and October 31, 2017, and for the tax return preparation for the year ended April 30, 2017.

Our net loss for the six months ended October 31, 2017 was $1,606 compared to a net income of $1,280 during the six month period ended October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017 our total assets were $26,586 compared to $19,365 in total assets at April 30, 2017. As of October 31, 2017, our total liabilities were $1,114 compared to $6,987 in total liabilities at April 30, 2017. The increase in total assets was due to proceeds received from issuance of common stock.

Stockholders’ equity increased from $12,378 as of April 30, 2017 to $25,472 as of October 31, 2017 due to issuance of common stock during the six months period ended October 31, 2017.

Cash Flows from Operating Activities

For the six month period ended October 31, 2017, net cash flows used in operating activities was $6,447. Net cash flows used in operating activities was $2,780 for the six month period ended October 31, 2016. Net cash flow used in operating activities increase due to increases in operating expenses and payment of accrued expenses.

Cash Flows from Investing Activities

We used $4,800 in investing activities for the six month period ended October 31, 2017 compared to $0 for the six month period ended October 31, 2016. During the six month period ended October 31, 2017 the Company purchased a computer software to make operations more efficient. There was no activity during six months period ended October 30, 2016.

Cash Flows from Financing Activities

For the six month period ended October 31, 2017, net cash flows from financing activities was $14,700 received from proceeds from issuance of common stock compared to $0 for the six month period ended October 31, 2016.

10 | Page

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

11 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended October 31, 2017, the Company issued 735,000 shares of its common stock at $0.02 per share for total proceeds of $14,700.

For the period subsequent to October 31, 2017 through December 15, 2017 the Company issued 200,000 shares of common stock at $0.02 per share for \proceeds of $4,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended October 31, 2017.

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

LAZEX INC.
Dated: December 15, 2017	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

12 | Page