Form 10-Q
period 2018-01-31
LAZEX INC.
filed 2018-03-20
CIK 1674440

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 19, 2018
Common Stock, $0.001	6,155,000

2 | Page

3 | Page

LAZEX INC. BALANCE SHEETS
	JANUARY 31, 2018 (Unaudited)	APRIL 30, 2017
ASSETS
Current Assets
Cash	$ 21,780	$ 15,970
Prepaid expenses	645	645
Total Current assets	22,425	16,615
Fixed assets, net of accumulated depreciation	2,000	2,750
Intangible assets, net of accumulated depreciation	3,734	-
Total Assets	$ 28,159	$ 19,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ -	$ 5,873
Loan from related parties	1,114	1,114
Total Current Liabilities	1,114	6,987

Commitment and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,155,000 and 5,220,000 shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	6,155	5,220
Additional paid-in-capital	21,945	4,180
Accumulated Deficit	(1,055)	2,978
Total Stockholders’ Equity	27,045	12,378

Total Liabilities and Stockholders’ Equity	$ 28,159	$ 19,365

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

LAZEX INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended January 31, 2018	Three months ended January 31, 2017	Nine months ended January 31, 2018	Nine months ended January 31, 2017
Revenue	$ -	$ -	$ 13,240	$ 4,800
Operating expenses
General and administrative expenses	793	25	3,193	45
Accounting and legal	1,500	2,100	7,080	5,600
Consulting services	-	-	4,000	-
Videography service	-	-	3,000	-
Total Operating expenses	2,293	2,125	17,273	5,645
Net income (loss) from operations	(2,293)	(2,125)	(4,033)	(845)
Income (Loss) before taxes	(2,293)	(2,125)	(4,033)	(845)
Provision for taxes	-	-	-	-
Net income (loss)	$ (2,293)	$ (2,125)	$ (4,033)	$ (845)
Income (Loss) per common share: Basic and Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,081,521	5,000,000	5,701,793	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

LAZEX INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended January 31, 2018	Nine months ended January 31, 2017
Operating Activities
Net income (loss)	$ (4,033)	$ (845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,816	-
Changes in operating assets and liabilities
Accrued expenses	(5,873)	1,500
Net cash provided by (used in) operating activities	(8,090)	655

Investing Activities
Acquisition of intangible assets	(4,800)	-
Acquisition of fixed assets	-	(3,000)
Net Cash used in investing activities	(4,800)	(3,000)
Financing Activities
Proceeds from sale of common stock	18,700	-
Net cash provided by financing activities	18,700	-

Net increase (decrease) in cash and equivalents	5,810	(2,345)
Cash and equivalents at beginning of the period	15,970	5,100
Cash and equivalents at end of the period	$ 21,780	$ 2,755
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ 34	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

LAZEX INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has accumulated deficit since Inception (July 12, 2015) of $1,055 as of January 31, 2018 and more losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments considered necessary to present fairly in all material respects the financial position as of January 31, 2018.

Interim Financial Statements

The accompanying unaudited financial statements of Lazex Inc.(the “Company”) have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read  in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein.

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

7 | Page

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Intangible assets

Computer Software is stated at cost and amortized on the straight-line method over the estimated life of 3 years.

Net (Loss) Per Share

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

Revenue Recognition

The Company recognizes revenue after tours have been completed, travel consulting services have been provided and collection has been reasonably assured in accordance with the recognition criteria of SAB 104. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. As of three months ended January 31, 2017 and 2018 , the Company did not generated any revenue. As of nine months ended January 31, 2018 we generated $13,240  in revenues for tours and travel consulting services.  As of nine months ended January 31, 2017  we generated $4,800  in revenues for tours and travel consulting services. None of these services were provided to related parties.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  As of January 31, 2018, the Company had 6,155,000 shares issued and outstanding.

For the nine months ended January 31, 2018, the Company issued 935,000 shares of its common stock at $0.02 per share for total proceeds of $18,700.

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

Since July 12, 2015 (Inception) through January 31, 2018, the Company’s sole officer and director loaned the Company $1,114 to pay for incorporation costs and operating expenses.  As of January 31, 2018, the amount outstanding was $1,114. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future.

8 | Page

NOTE 5 - MAJOR CUSTOMERS

During nine months ended January 31, 2018 and January 31, 2017, the following customers represented more than 10% of the Company’s sales:

Customer	Nine months ended January 31, 2018		Nine months ended January 31, 2017
	$	%	$	%
Customer A	2,490	18.81	3,000	62.50
Customer B	2,950	22.28	1,800	37.50
Customer C	2,500	18.88	-	-
Customer D	5,300	40.03	-	-

Total concentration	13,240	100.00	4,800	100.00

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from January 31, 2018 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

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

Three months ended January 31, 2018 compared to three months January 31, 2017.

During three months ended January 31, 2018 and 2017, we have not generated any revenue.

10 | Page

During the three months ended January 31, 2018, we incurred expenses of $2,293 compared to $2,125 incurred during the three month period ended January 31, 2017.

Our net loss for the three months ended January 31, 2018 was $2,293 compared to a net income of $2,125 during the three month period ended January 31, 2017.

Nine months ended January 31, 2018 compared to nine months January 31, 2017.

Revenue increased from $4,800 during the nine months ended January 31, 2017 to $13,240 during the nine months ended January 31, 2018 due to an increase in the number of tours conducted during the first and second quarter of the fiscal 2018.

During the nine months ended January 31, 2018, we incurred expenses of $17,273 compared to $5,645 incurred during the nine month period ended January 31, 2017. The incurred consulting expense of $4,000 for assistance in applying for DTC eligibility related to broker/dealer sales of its common stock. Videography expenses of $3,000 were incurred to create the Company tours' video portfolio. The Company had an increase of $3,148 in other administrative expenses due to depreciation of a computer and computer software purchased at the end of the prior fiscal year, additional bank fees incurred from sales of the company stock, and annual payments for registered agent services and business license.  The increase in professional fees was due to expenses incurred to auditor for reviews of the quarters ended July 31, 2017 and October 31, 2017, and for the tax return preparation for the year ended April 30, 2017.

Our net loss for the nine months ended January 31, 2018 was $4,033 compared to a net income of $845 during the nine month period ended January 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018 our total assets were $28,159 compared to $19,365 in total assets at April 30, 2017. As of January 31, 2018, our total liabilities were $1,114 compared to $6,987 in total liabilities at April 30, 2017. The increase in total assets was due to proceeds received from issuance of common stock.

Stockholders’ equity increased from $12,378 as of April 30, 2017 to $27,045 as of January 31, 2018 due to issuance of common stock during the nine months period ended January 31, 2018.

Cash Flows used by Operating Activities

For the nine month period ended January 31, 2018, net cash flows used in operating activities was $8,090. Net cash flows used in operating activities was $655 for the nine month period ended January 31, 2017. Net cash flow used in operating activities increased due to increases in operating expenses and payment of accrued expenses.

Cash Flows used by Investing Activities

We used $4,800 in investing activities for the nine month period ended January 31, 2018 compared to $3,000 for the nine month period ended January 31, 2017. During the nine month period ended January 31, 2018 the Company purchased a computer software to make operations more efficient.

Cash Flows from Financing Activities

For the nine month period ended January 31, 2018, net cash flows from financing activities was $18,700 received from proceeds from issuance of common stock compared to $0 for the nine month period ended January 31, 2017.

11 | Page

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our April 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

12 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended January 31, 2018, the Company issued 935,000 shares of its common stock at $0.02 per share for total proceeds of $18,700.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended January 31, 2018.

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

LAZEX INC.
Dated: March 19, 2018	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

13 | Page