Form 10-K
period 2018-04-30
LAZEX INC.
filed 2018-08-14
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2018

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

As of August 13, 2018, the registrant had 6,155,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 13, 2018.

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

DESCRIPTION OF BUSINESS

We are an operating company which provides travel consulting and tour guide services. Our main function can be described as to consult with customers and help them to arrange the itinerary, by building a route, which includes breweries in the region of their choice. We provide customers with information concerning transportation, the cost of it and how it operates. Whenever needed, we provide additional services on orientation, for instance, provide information concerning medical facilities, food stores, car repairs or additional entertainments, transportation and ways of using it in the cases mentioned above. We also provide tour guide services specializing in arranging brewery tours for tourists visiting the Czech Republic. The highest rate of the beer consumption per capita in the world is in the Czech Republic. There are many breweries and beer museums in the Czech Republic. Our president and director has agreements with majority of them regarding our service delivery. We provide information on accommodations suitable for our customers in terms of prices and location. We also alter the route of the itinerary depending on the longevity of the desired tour and the money our customers expect to spend. Expecting our customers to face difficulties in negotiating with locals, we may offer to provide assistance in either negotiating or provide the service of an interpreter. For instance, if clients accept it, we negotiate booking of apartments, details of car rental on behalf of our customers and in their interest, or we expect to be at service in any other case when customers might need assistance in negotiating. We generate a route based on the following criteria listed in an application form: 1) regions the customers would like to visit 2) period of their stay in the country 3) amount of money they expect to spend on a tour. We pay attention to local craft breweries, bars and pubs. We expect to continue working with worldwide famous craft breweries.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

4 | Page

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 13, 2018, the 6,155,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

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

Our net loss for the fiscal year ended April 30, 2018 was $7,780 compared to a net income of $3,792 for the fiscal year ended April 30, 2017. During fiscal year ended April 30, 2018 we have generated $13,240 in revenue compared to $14,700 for the fiscal year ended April 30, 2017.

During the fiscal year ended April 30, 2018, we incurred expenses of $21,020 compared to $10,908 for the fiscal year ended April 30, 2017. Expenses increased due to increase in Company’s operations even though our revenues decreased slightly.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2018 our total assets were $26,511 compared to $19,365 in total assets at April 30, 2017. As of April 30, 2018, our total liabilities were $3,213 compared to $6,987 in total liabilities at April 30, 2017.

Stockholders’ equity increased from $12,378 as of April 30, 2017 to $23,298 as of April 30, 2018.

The weighted average number of shares outstanding was 5,812,301 for the year ended April 30, 2018 compared to 5,004,054 for the year ended April 30, 2017.

Cash Flows from Operating Activities

For the year ended April 30, 2018, net cash flows used in operating activities was $9,088. Net cash flows provided by operating activities was $9,270 for the year ended April 30, 2017.

Cash Flows from Investing Activities

We used $4,800 in investing activities for the year ended April 30, 2018 compared to $3,000 for the year ended April 30, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements from the Company’s chief executive officer or the issuance of equity and debt instruments. For the year ended April 30, 2018, net cash flows from financing activities was $18,700 received from proceeds from issuance of common stock. For the year ended April 30, 2017, net cash flows from financing activities was $4,600 received from proceeds from the issuance of common stock and an advance from director.

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

GOING CONCERN

The independent auditors' reports accompanying our April 30, 2018 and April 30, 2017 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms	F-1 -F-2
Balance Sheets as of April 30, 2018 and April 30, 2017	F-3
Statements of Operations for the years ended April 30, 2018 and 2017	F-4
Statements of Changes in Stockholders’ Equity for the years ended April 30, 2018 and 2017	F-5
Statements of Cash Flows for the years ended April 30, 2018 and 2017	F-6
Notes to the Financial Statements	F-7 -F-10

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lazex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lazex, Inc. (the Company) as of April 30, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30,

2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of

April 30, 2018, and the results of its operations and its cash flows for the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)

(PCAOB) and are required to be independent with respect to the Company in accordance with the U.S.

federal securities laws and the applicable rules and regulations of the Securities and Exchange

Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit,

we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has a net loss, negative cash flow from operations, and accumulated deficit. The factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Haynie & Company

Salt Lake City, Utah

August 13, 2018

We have served as the Company’s auditor since 2018

8 | Page

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

P.O. Box 25442

Salt Lake City, UT 84125-0442

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lazex, Inc.

Prague, Czech Republic

We have audited the accompanying balance sheet of Lazex Inc. (“the Company”) as of April 30, 2017, and the related statements of operations, changes in stockholders’ equity , and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2017, and the results of its operations and its cash flows for year ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Pritchett, Siler & Hardy, P.C.

Salt Lake City, UT

July 31, 2017

9 | Page

LAZEX INC. BALANCE SHEETS
	APRIL 30, 2018	APRIL 30, 2017
ASSETS
Current Assets
Cash	$ 20,782	$ 15,970
Prepaid expenses	645	645
Total Current assets	21,427	16,615
Fixed assets, net of accumulated depreciation	1,750	2,750
Intangible assets, net of accumulated amortization	3,334	-
Total Assets	$ 26,511	$ 19,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ 2,099	$ 5,873
Loan from related parties	1,114	1,114
Total Current Liabilities	3,213	6,987

Commitment and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,155,000 and 5,220,000 shares issued and outstanding as of April 30, 2018 and April 30, 2017, respectively	6,155	5,220
Additional paid-in-capital	21,945	4,180
Accumulated Deficit/Retained Earnings	(4,802)	2,978
Total Stockholders’ Equity	23,298	12,378

Total Liabilities and Stockholders’ Equity	$ 26,511	$ 19,365

The accompanying notes are an integral part of these audited financial statements.

10 | Page

LAZEX INC. STATEMENTS OF OPERATIONS
	Year ended April 30, 2018	Year ended April 30, 2017
Revenue	$ 13,240	$ 14,700
Operating expenses
General and administrative expenses	4,540	580
Accounting and legal	9,480	10,328
Consulting services	4,000	-
Videography service	3,000	-
Total Operating expenses	21,020	10,908
Net income (loss) from operations	(7,780)	3,792
Income (Loss) before taxes	(7,780)	3,792
Provision for taxes	-	-
Net income (loss)	$ (7,780)	$ 3,792
Income (Loss) per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,812,301	5,004,054

The accompanying notes are an integral part of these audited financial statements.

11 | Page

LAZEX INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED APRIL 30, 2018 AND 2017
	Number of Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total
Balances as of April 30, 2016	5,000,000	$ 5,000	$ -	$ (814)	$ 4,186
Common Shares issued for cash at $0.02 per share	220,000	220	4,180	-	4,400
Net income for the year	-	-	-	3,792	3,792
Balances as of April 30, 2017	5,220,000	$ 5,220	$ 4,180	$ 2,978	$ 12,378
Common Shares issued for cash at $0.02 per share	935,000	935	17,765	-	18,700
Net loss for the year	-	-	-	(7,780)	(7,780)
Balances as of April 30, 2018	6,155,000	$ 6,155	21,945	$ (4,802)	$ 23,298

The accompanying notes are an integral part of these audited financial statements.

12 | Page

LAZEX INC. STATEMENTS OF CASH FLOWS
	Year ended April 30, 2018	Year ended April 30, 2017
Operating Activities
Net income (loss)	$ (7,780)	$ 3,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,466	250
Changes in operating assets and liabilities
Accrued expenses	(3,774)	5,873
Prepaid expenses	-	(645)
Net cash provided by (used in) operating activities	(9,088)	9,270

Investing Activities
Acquisition of intangible assets	(4,800)	-
Acquisition of fixed assets	-	(3,000)
Net Cash used in investing activities	(4,800)	(3,000)
Financing Activities
Proceeds from sale of common stock	18,700	4,400
Proceeds from loan from shareholder	-	200
Net cash provided by financing activities	18,700	4,600

Net increase (decrease) in cash and equivalents	4,812	10,870
Cash and equivalents at beginning of the period	15,970	5,100
Cash and equivalents at end of the period	$ 20,782	$ 15,970
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ 34	$ -

The accompanying notes are an integral part of these audited financial statements.

13 | Page

LAZEX INC. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has an accumulated deficit since Inception (July 12, 2015) of $4,802 as of April 30, 2018 and more losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

14 | Page

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and amounts due to related parties.  The carrying amount of these financial instruments approximate fair value due to their short-term maturity.

Foreign Operations

The Company’s assets and operations are primarily maintained and conducted in the Czech Republic.  The Company’s functional currency is the US dollar and its cash is deposited in US based banks and is denominated in US dollars.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Intangible Assets

Computer Software is stated at cost and amortized on the straight-line method over the estimated life of 3 years.  At April 30, 2018 total capitalized cost was $4,800 and accumulated amortization was $1,466.  Amortization expense for the year ended April 30, 2018 was $1,466.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.  At April 30, 2018 total capitalized cost was $3,000 and accumulated depreciation was $1,250.  Depreciation expense for the years ended April 30, 2018 and 2017 was $1,000 and $250, respectively.

Net Income (Loss) Per Share

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2018 and 2017 there were no potentially dilutive common shares outstanding.

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

Revenue Recognition

The Company recognizes revenue after tours have been completed, travel consulting services have been provided and collection has been reasonably assured in accordance with the recognition criteria of SAB 104. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. During fiscal year ended April 30, 2018 we have generated $13,240 in revenue for tours and travel consulting services compared to $14,700 for the fiscal year ended April 30, 2017 for tours and travel consulting services. None of these services were provided to related parties.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

15 | Page

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  As of April 30, 2018, the Company had 6,155,000 shares issued and outstanding and 5,220,000 shares issued and outstanding as of April 30, 2017.

For the year ended April 30, 2018, the Company issued 935,000 shares of its common stock at $0.02 per share for total proceeds of $18,700. For the year ended April 30, 2017, company issued 220,000 shares of its common stock at $0.02 per share for total proceeds of $4,400.

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

Since July 12, 2015 (Inception) through April 30, 2018, the Company’s sole officer and director loaned the Company $1,114 to pay for incorporation costs and operating expenses.  As of April 30, 2018 and 2017, the amount outstanding was $1,114. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future. These costs are not considered material to the Company.

NOTE 5 - MAJOR CUSTOMERS

During years ended April 30, 2018 and 2017, the following customers represented more than 10% of the Company’s sales:

Customer	Year ended April 30, 2018		Year ended April 30, 2017
	$	%	$	%
Customer A	2,490	18.81	3,000	20.40
Customer B	2,950	22.28	1,800	12.24
Customer C	2,500	18.88	2,000	13.61
Customer D	5,300	40.03	2,800	19.05
Customer E	-	-	3,100	21.09
Customer F	-	-	2,000	13.61

Total concentration	13,240	100.00	14,700	100.00

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from April 30, 2018 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

16 | Page

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Tax Cuts and Jobs Act was enacted on December 22,2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018.  We used 26% as an effective rate.

Net deferred tax liabilities consist of the following components as of April 30:

	2018	2017

Deferred tax assets:
NOL Carryover	$1424	$0
Depreciation	0	0
Amortization	0	0
Allowance for Bad Debts	0	0
Accrued Expenses	0	0
Deferred Revenue	0	0

Deferred tax liabilities
Depreciation	-368	-412
Amortization	0	0

Valuation allowance	-1056	412
Net deferred tax asset	$0	$0

	2018	2017

Book Income	$-1634	$569
Stock for Services	0	0
Stock for Charity	0	0
Life Insurance	0	0
Meals & Entertainment	0	0
Intangible Impairment	0	0
Change in Deferred Revenue	0	0
Change in accrual	0	0
Change in Allowance	0	0
Change in Depreciation	210	-412
Loss on Sale of Assets	0	0
NOL Utilization	0	0
Valuation allowance	1424	-157
	$0	$0

At April 30, 2018 the Company had net operating loss carryforwards of approximately $6,800 that may be offset against future taxable income from the year 2018 through 2038.  No tax benefit has been reported in the April 30, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

17 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 8, 2018 (the “Resignation Date”) Pritchett, Siler and Hardy P.C. (“PSH”) resigned as the independent registered public accounting firm for LAZEX, Inc. (the “Company”). On January 23, 2018, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from PSH to Haynie & Company was approved unanimously by our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

 • Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

 • Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

 • Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2018, as the result of a material weakness. The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weakness at April 30, 2018:

 •  We have a lack of proper segregation of duties.

•  Lack of audit committee or independent board of directors

•  Lack of in-house accounting knowledge

 • Our internal control structure lacks multiple levels of review and oversight.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

18 | Page

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Iuliia Gitelman 68/29 Husitska st., Zizkov, Prague, Czech Republic 13000	34	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Iuliia Gitelman has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 12, 2015. Ms. Gitelman owns 81.23% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Gitelman was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. We expect our director Iuliia Gitelman to successfully execute her duties on the account of professional education in tourism. She graduated from The Institute of Hospitality Management in Prague (Czech Republic), in 2005, where she had managed to receive professional knowledge and enlarge it while studying the Master's program course in the same university from 2006 to 2008. Since 2008 till 2009, she worked in travel agency “Kokpit Arena Franko Tour”, LLC as tour’s manager. Later, in 2009 she received MBA in Hospitality and tourism in The New European College (NEC), in Munich, Germany. Since 2009 till 2014, she worked in Staropramen Brewery museum as project manager. Since 2014 till 2015, she was a freelance tour guide in Prague (Czech Republic). As she successfully advanced in her career paired with training for MBA, we expect that Ms. Gitelman’s specific experience, qualifications, attributes and skills can lead our company to an advanced level.

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

19 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended April 30, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Iuliia Gitelman, President, Secretary and Treasurer	Year ended April 30 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Year ended April 30 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of April 30, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Iuliia Gitelman 68/29 Husitska st., Zizkov, Prague, Czech Republic 13000	5,000,000 shares of common stock (direct)	81.23%

The percent of class is based on 6,155,000 shares of common stock issued and outstanding as of the date of this annual report.

20 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 29, 2016, we issued a total of 5,000,000 shares of restricted common stock to Iuliia Gitelman, our sole officer and director in consideration of $5,000. Further, Ms. Gitelman has advanced funds to us. As of April 30, 2018, Ms. Gitelman has advanced to us $1,114. There is no due date for the repayment of the funds advanced by Ms. Gitelman. Ms. Gitelman will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. The obligation to Ms. Gitelman does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Gitelman or the repayment of the funds to Ms. Gitelman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended April 30, 2018 and 2017, we incurred the following fees to our independent certified public accountants, Pritchett, Siler and Hardy PC and Haynie & Company:

	April 30, 2018	April 30, 2017
Audit fees	$6,396	$7,873
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$6,396	$7,873-

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

LAZEX INC.
Dated: August 13, 2018	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

21 | Page