Form 10-Q
period 2018-07-31
LAZEX INC.
filed 2018-09-17
CIK 1674440

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 14, 2018
Common Stock, $0.001	6,155,000

2 | Page

3 | Page

LAZEX INC. BALANCE SHEETS
	JULY 31, 2018 (Unaudited)	APRIL 30, 2018
ASSETS
Current Assets
Cash	$ 16,716	$ 20,782
Prepaid expenses	645	645
Total Current assets	17,361	21,427
Fixed assets, net of accumulated depreciation	1,500	1,750
Intangible assets, net of accumulated depreciation	2,934	3,334
Total Assets	$ 21,795	$ 26,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ 3,900	$ 2,099
Loan from related parties	1,114	1,114
Total Current Liabilities	5,014	3,213

Commitment and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,155,000 shares issued and outstanding as of July 31, 2018 and April 30, 2018	6,155	6,155
Additional paid-in-capital	21,945	21,945
Accumulated Deficit	(11,319)	(4,802)
Total Stockholders’ Equity	16,781	23,298

Total Liabilities and Stockholders’ Equity	$ 21,795	$ 26,511

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

LAZEX INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2018	Three months ended July 31, 2017
Revenue	$ -	$ 7,940
Operating expenses
General and administrative expenses	1,617	1,410
Accounting and legal	4,900	2,000
Consulting services	-	4,000
Videography service	-	3,000
Total Operating expenses	6,517	10,410
Net loss from operations	(6,517)	(2,470)
Loss before taxes	(6,517)	(2,470)
Provision for taxes	-	-
Net loss	$ (6,517)	$ (2,470)
Loss per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,155,000	5,329,293

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

LAZEX INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended July 31, 2018	Three months ended July 31, 2017
Operating Activities
Net income (loss)	$ (6,517)	$ (2,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	650	516
Changes in operating assets and liabilities
Accrued expenses	1,801	(5,873)
Net cash provided by (used in) operating activities	(4,066)	(7,827)

Investing Activities
Acquisition of intangible assets	-	(4,800)
Net Cash used in investing activities	-	(4,800)
Financing Activities
Proceeds from sale of common stock	-	5,100
Net cash provided by financing activities	-	5,100

Net increase (decrease) in cash and equivalents	(4,066)	(7,527)
Cash and equivalents at beginning of the period	20,782	15,970
Cash and equivalents at end of the period	$ 16,716	$ 8,443
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

LAZEX INC. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED JULY 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has an accumulated deficit since Inception (July 12, 2015) of $11,319 as of July 31, 2018 and more losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements of Lazex Inc.(the “Company”) have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read  in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. The results of the operations for the three months ended July 31, 2018 are not necessarily indicative of the results for the year ended April 30, 2019.

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

Intangible Assets

Computer Software is stated at cost and amortized on the straight-line method over the estimated life of 3 years.  At July 31, 2018 total capitalized cost was $4,800 and accumulated amortization was $1,866. At April 30, 2018 total capitalized cost was $4,800 and accumulated amortization was $1,466. Amortization expense for the three months ended July 31, 2018 was $400. Amortization expense for the three months ended July 31, 2017 was $266.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.  At July 31, 2018 total capitalized cost was $3,000 and accumulated depreciation was $1,500. At April 30, 2018 total capitalized cost was $3,000 and accumulated depreciation was $1,250. Depreciation expense for the three months ended July 31, 2018 was $250. Depreciation expense for the three months ended July 31, 2017 was $250.

Net (Loss) Per Share

The Company computes net loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period ended July 31, 2018 and 2017 there were no potentially dilutive common shares outstanding.

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

Revenue Recognition

 As of three months ended July 31, 2018 , the Company did not generated any revenue. As of three months ended July 31, 2017 we generated $7,940  in revenues for tours and travel consulting services.  None of these services were provided to related parties.

Recent Accounting Pronouncements

Beginning on May 1, 2018 we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and consulting services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

8 | Page

Revenue is recognized when the following criteria are met:

•

Identification of the contract, or contracts, with customer;

•

Identification of the performance obligations in the contract;

•

Determination of the transaction price;

•

Allocation of the transaction price to the performance obligations in the contract; and

•

Recognition of revenue when, or as, we satisfy performance obligation.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  As of July 31, 2018 and April 30, 2018, the Company had 6,155,000 shares issued and outstanding.

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

Since July 12, 2015 (Inception) through July 31, 2018, the Company’s sole officer and director loaned the Company $1,114 to pay for incorporation costs and operating expenses.  As of July 31, 2018 and April 30, 2018, the amount outstanding was $1,114. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future.

NOTE 5 - MAJOR CUSTOMERS

During three months ended July 31, 2018 and July 31, 2017, the following customers represented more than 10% of the Company’s sales:

Customer	Three months ended July 31, 2018		Three months ended July 31, 2017
	$	%	$	%
Customer A	-	-	2,490	31.36
Customer B	-	-	2,950	37.15
Customer C	-	-	2,500	31.49

Total concentration	-	-	7,940	100.00

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from July 31, 2018 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

DESCRIPTION OF BUSINESS

We are an operating company which provides travel consulting and tour guide services. Our main function can be described as to consult customers and help them to arrange the itinerary, by building a route, which includes breweries in the region of their choice. We provide customers with information concerning transportation, the cost of it and how it operates. Whenever needed, we provide additional services on orientation, for instance, provide information concerning medical facilities, food stores, car repairs or additional entertainments, transportation and ways of using it in the cases mentioned above. We also provide tour guide services specializing in arranging brewery tours for tourists visiting the Czech Republic. The highest rate of the beer consumption per capita in the world is in the Czech Republic. There are many breweries and beer museums in the Czech Republic. Our president and director has agreements with the majority of them regarding our service delivery. We provide information on accommodations suitable for our customers in terms of prices and location. We also alter the route of the itinerary depending on the longevity of the desired tour and the money our customers expect to spend. Expecting our customers to face difficulties in negotiating with locals, we may offer to provide assistance in either negotiating or provide the service of an interpreter. For instance, if clients accept it, we negotiate booking of apartments, details of car rental on behalf of our customers and in their interest, or we expect to be at service in any other case when customers might need assistance in negotiating. We generate a route based on the following criteria listed in an application form: 1) regions the customers would like to visit 2) period of their stay in the country 3) amount of money they expect to spend on a tour. We pay attention to local craft breweries, bars and pubs. We expect to continue working with worldwide famous craft breweries.

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

Three months ended July 31, 2018 compared to three months July 31, 2017.

During three months ended July 31, 2018 we have not generated any revenue. During three months ended July 31, 2017 we have generated $7,940 in revenue. Revenue decreased from $7,940  during the three months ended July 31, 2017 to $0 during the three months ended July 31, 2018 due to no tours being sold during the first quarter of the fiscal 2019.

10 | Page

During the three months ended July 31, 2018, we incurred expenses of $6,517 compared to $10,410 incurred during the three month period ended July 31, 2017.

Our net loss for the three months ended July 31, 2018 was $6,517 compared to a net income of $2,470 during the three month period ended July 31, 2017.

As of July 31, 2018 our total assets were $21,795 compared to $26,511 in total assets at April 30, 2018. As of July 31, 2018, our total liabilities were $5,014 compared to $3,213 in total liabilities at April 30, 2018. The decrease in total assets was due decrease in cash and depreciation and amortization expenses.

Stockholders’ equity decreased from $23,298 as of April 30, 2018 to $16,781 as of July 31, 2018 due to net loss of $6,517 during the three months period ended July 31, 2018.

Cash Flows used by Operating Activities

For the three month period ended July 31, 2018, net cash flows used in operating activities was $4,066. Net cash flows used in operating activities was $7,827 for the three month period ended July 31, 2017. Net cash flow used in operating activities decreased due to the lower net loss.

Cash Flows used by Investing Activities

We did not  use any cash flow in investing activities for the three month period ended July 31, 2018 compared to $4,800 for the three month period ended July 31, 2017. During the three month period ended July 31, 2017 the Company purchased a computer software to make operations more efficient.

Cash Flows from Financing Activities

For the three month period ended July 31, 2017, net cash flows from financing activities was $5,100 received from proceeds from issuance of common stock compared to $0 for the three month period ended July 31, 2018.

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

11 | Page

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our April 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended July 31, 2018.

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

LAZEX INC.
Dated: September 14, 2018	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

13 | Page