Form 10-Q/A
period 2018-07-31
LAZEX INC.
filed 2018-12-18
CIK 1674440

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q Amendment #1

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 17, 2018
Common Stock, $0.001	6,095,000

2 | Page

Explanatory note.

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2018, originally filed with the Securities and Exchange Commission on September 17, 2018, are to correct an error in number of shares issued and outstanding as of July 31, 2018 and to reflect a stock refund payable. As the result of corrections the amount of liabilities and stockholder's equity have changed.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q that may have been affected by subsequent events.

3 | Page

LAZEX INC. CONDENSED BALANCE SHEETS
	JULY 31, 2018 (Unaudited)	APRIL 30, 2018
ASSETS	(Restated)
Current Assets
Cash	$ 16,716	$ 20,782
Prepaid expenses	645	645
Total Current assets	17,361	21,427
Fixed assets, net of accumulated depreciation	1,500	1,750
Intangible assets, net of accumulated depreciation	2,934	3,334
Total Assets	$ 21,795	$ 26,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ 3,900	$ 2,099
Stock refund payable	1,200	-
Loan from related parties	1,114	1,114
Total Current Liabilities	6,214	3,213

Commitment and Contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,095,000 and 6,155,000 shares issued and outstanding as of July 31, 2018 and April 30, 2018, respectively	6,095	6,155
Additional paid-in-capital	20,805	21,945
Accumulated Deficit	(11,319)	(4,802)
Total Stockholders’ Equity	15,581	23,298

Total Liabilities and Stockholders’ Equity	$ 21,795	$ 26,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

4 | Page

LAZEX INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2018	Three months ended July 31, 2017
Revenue	$ -	$ 7,940
Operating expenses
General and administrative expenses	1,617	1,410
Accounting and legal	4,900	2,000
Consulting services	-	4,000
Videography service	-	3,000
Total Operating expenses	6,517	10,410
Net loss from operations	(6,517)	(2,470)
Loss before taxes	(6,517)	(2,470)
Provision for taxes	-	-
Net loss	$ (6,517)	$ (2,470)
Loss per common share: Basic and Diluted	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,108,695	5,329,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

5 | Page

LAZEX INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended July 31, 2018	Three months ended July 31, 2017
Operating Activities	(Restated)
Net income (loss)	$ (6,517)	$ (2,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	650	516
Changes in operating assets and liabilities
Accrued expenses	1,801	(5,873)
Net cash provided by (used in) operating activities	(4,066)	(7,827)

Investing Activities
Acquisition of intangible assets	-	(4,800)
Net Cash (used in) investing activities	-	(4,800)
Financing Activities
Proceeds from sale of common stock	-	5,100
Net cash provided by financing activities	-	5,100

Net increase (decrease) in cash and equivalents	(4,066)	(7,527)
Cash and equivalents at beginning of the period	20,782	15,970
Cash and equivalents at end of the period	$ 16,716	$ 8,443
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cancellation of common stock for refund payable	$ 1,200	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

6 | Page

LAZEX INC. NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED JULY 31, 2018 AND 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed financial statements of Lazex Inc.(the “Company”) have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read  in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. The results of the operations for the three months ended July 31, 2018 are not necessarily indicative of the results for the year ended April 30, 2019.

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

On May 22, 2018, the Company canceled 60,000 of its common shares and accrued a stock refund payable of $1,200. As of July 31, 2018, the Company had 6,095,000 compared to 6,155,000 shares issued and outstanding as of April 30, 2018.

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

9 | Page

NOTE 7 – RESTATEMENT

The Company has restated its financial statements for the quarterly period ended July 31, 2018. The significant changes made are further described and summarized below.

On May 22, 2018  a shareholder returned 60,000 shares of common stock to our transfer agent for cancellation.  The Company failed to reflect this cancellation in its July 31, 2018 financial statements as originally filed.  The Company has restated its financial statements to reflect the cancellation and to record a $1,200 refund payable to the former shareholder.  At April 30, 2018 the Company had 6,155,000 shares of common stock issued and outstanding.  At July 31, 2018, after reflecting the cancellation of 60,000 shares on May 22, 2018, the Company had 6,095,000 shares of common stock issued and outstanding.

The following table highlights the significant areas of change to the financial statements:

	Three Months Ended July 31, 2018

	As Previously		As
	Reported		Restated
	July 31,		July 31,
	2018		2018	Change

Total Assets	$21,795		$21,795	$-
Total Liabilities	$(5,014)		$(6,214)	$1,200
Stockholders' Equity	$16,781		$15,581	$(1,200)
Net Income (Loss)	$(6,517)		$(6,517)	$-
Basic Loss per share	$(0.00)		$(0.00)	$-
Common Stock Issued and Outstanding	6,155,00	0	6,095,000	(60,000)
Weighted Average Common Shares Outstanding	6,155,00	0	6,108,695	46,305

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2018 our total assets were $21,795 compared to $26,511 in total assets at April 30, 2018. As of July 31, 2018, our total liabilities were $5,014 compared to $3,213 in total liabilities at April 30, 2018. The decrease in total assets was due decrease in cash and depreciation and amortization expenses.

Stockholders’ equity decreased from $23,298 as of April 30, 2018 to $15,581 as of July 31, 2018 due to net loss of $6,517 during the three months period ended July 31, 2018 and the cancellation of common stock in the amount of $1,200.

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

LAZEX INC.
Dated: December 17, 2018	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

13 | Page