Form 10-Q
period 2019-01-31
LAZEX INC.
filed 2019-03-15
CIK 1674440

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 15, 2019
Common Stock, $0.001	6,095,000

2 | Page

3 | Page

LAZEX INC. CONDENSED BALANCE SHEETS
	JANUARY 31, 2019 (Unaudited)	APRIL 30, 2018
ASSETS
Current Assets
Cash	$ 4,592	$ 20,782
Prepaid expenses	645	645
Total Current assets	5,237	21,427
Fixed assets, net of accumulated depreciation	1,000	1,750
Intangible assets, net of accumulated depreciation	2,134	3,334
Total Assets	$ 8,371	$ 26,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ -	$ 2,099
Stock refund payable	1,200	-
Loan from related parties	1,114	1,114
Total Current Liabilities	2,314	3,213

Commitment and Contingencies	-	-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,095,000 and 6,155,000 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	6,095	6,155
Additional paid-in-capital	20,805	21,945
Accumulated Deficit	(20,843)	(4,802)
Total Stockholders’ Equity	6,057	23,298

Total Liabilities and Stockholders’ Equity	$ 8,371	$ 26,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

4 | Page

LAZEX INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended January 31, 2019	Three months ended January 31, 2018	Nine months ended January 31, 2019	Nine months ended January 31, 2018
Revenue	$ -	$ -	$ -	$ 13,240
Operating expenses
General and administrative expenses	972	793	3,641	3,193
Accounting and legal	2,500	1,500	12,400	7,080
Consulting services	-	-	-	4,000
Videography service	-	-	-	3,000
Total Operating expenses	3,472	2,293	16,041	17,273
Net income (loss) from operations	(3,472)	(2,293)	(16,041)	(4,033)
Income (loss) before taxes	(3,472)	(2,293)	(16,041)	(4,033)
Provision for taxes	-	-	-	-
Net income (loss)	$ (3,472)	$ (2,293)	$ (16,041)	$ (4,033)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,095,000	6,081,521	6,098,261	5,701,793

The accompanying notes are an integral part of these unaudited condensed financial statements.

5 | Page

LAZEX INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended January 31, 2019	Nine months ended January 31, 2018
Operating Activities
Net income (loss)	$ (16,041)	$ (4,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,950	1,816
Changes in operating assets and liabilities
Accrued expenses	(2,099)	(5,873)
Net cash provided by (used in) operating activities	(16,190)	(8,090)

Investing Activities
Acquisition of intangible assets	-	(4,800)
Net Cash (used in) investing activities	-	(4,800)
Financing Activities
Proceeds from sale of common stock	-	18,700
Net cash provided by financing activities	-	18,700

Net increase (decrease) in cash and equivalents	(16,190)	5,810
Cash and equivalents at beginning of the period	20,782	15,970
Cash and equivalents at end of the period	$ 4,592	$ 21,780
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ 34
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cancellation of Common stock for refund payable	$ 1,200	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

6 | Page

LAZEX INC. NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has an accumulated deficit since Inception (July 12, 2015) of $20,843 as of January 31, 2019 and more losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed financial statements of Lazex Inc. have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read  in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. The results of the operations for the three and nine months ended January 31, 2019 are not necessarily indicative of the results for the year ended April 30, 2019.

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

Intangible Assets

Computer Software is stated at cost and amortized on the straight-line method over the estimated life of 3 years.  At January 31, 2019 total capitalized cost was $4,800 and accumulated amortization was $2,666. At April 30, 2018 total capitalized cost was $4,800 and accumulated amortization was $1,466. Amortization expense for the three and nine months ended January 31, 2019 was $400 and $1,200. Amortization expense for the three and nine months ended January 31, 2018 was $666 and $1,066.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.  At January 31, 2019 total capitalized cost was $3,000 and accumulated depreciation was $2,000. At April 30, 2018 total capitalized cost was $3,000 and accumulated depreciation was $1,250. Depreciation expense for the three and nine months ended January 31, 2019 was $250 and $750. Depreciation expense for the three and nine months ended January 31, 2018 was $250 and $750.

Net (Loss) Per Share

The Company computes net income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the periods ended January 31, 2019 and 2018, there were no potentially dilutive common shares outstanding.

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

Revenue Recognition

Beginning on May 1, 2018 we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and consulting services.   The adoption of ASC Topic 606 had no impact on our prior year or previously disclosed amounts.

In accordance with ASC Topic 606, revenue is recognized when the following criteria are met:

•Identification of the contract, or contracts, with customer;

•Identification of the performance obligations in the contract;

•Determination of the transaction price;

8 | Page

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, we satisfy performance obligation.

As of the three and nine months ended January 31, 2019, the Company did not generate any revenue. As of the nine months ended January 31, 2018, we generated $13,240 in revenues for tours and travel consulting services.  None of these services were provided to related parties.

Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

9 | Page

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On May 15, 2018, the Company canceled 60,000 of its common shares and accrued a stock refund payable of $1,200. As of January 31, 2019, the Company had 6,095,000 compared to 6,155,000 shares issued and outstanding as of April 30, 2018.

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

Since July 12, 2015 (Inception) through January 31, 2019, the Company’s sole officer and director loaned the Company $1,114 to pay for incorporation costs and operating expenses.  As of January 31, 2019 and April 30, 2018, the amount outstanding was $1,114. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future.

NOTE 5 - MAJOR CUSTOMERS

During nine months ended January 31, 2019 and January 31, 2018, the following customers represented more than 10% of the Company’s sales:

Customer	Nine months ended January 31, 2019		Nine months ended January 31, 2018
	$	%	$	%
Customer A	-	-	2,490	18.81
Customer B	-	-	2,950	22.28
Customer C	-	-	2,500	18.88
Customer D			5,300	40.03

Total concentration	-	-	13,240	100.00

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from January 31, 2019 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

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

Three months ended January 31, 2019 compared to three months January 31, 2018.

During the three months periods ended January 31, 2019 and 2018, we have not generated any revenue.

During the three months ended January 31, 2019, we incurred expenses of $3,472 compared to $2,293 incurred during the three month period ended January 31, 2018.

Our net loss for the three months ended January 31, 2019 was $3,472 compared to a net loss of $2,293 during the three month period ended January 31, 2018.

11 | Page

Nine months ended January 31, 2019 compared to nine months January 31, 2018.

During nine months ended January 31, 2019 we have not generated any revenue. During nine months ended January 31, 2018, we generated $13,240 in revenue. Revenue decreased from $13,240 during the nine months ended January 31, 2018 to $0 during the nine months ended January 31, 2019 due to no tours being sold through the third quarter of the fiscal 2019.

During the nine months ended January 31, 2019, we incurred expenses of $16,041 compared to $17,273 incurred during the nine month period ended January 31, 2018.

Our net loss for the nine months ended January 31, 2019 was $16,041 compared to a net loss of $4,033 during the nine month period ended January 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2019, our total assets were $8,371 compared to $26,511 in total assets at April 30, 2018. As of January 31, 2019, our total liabilities were $2,314 compared to $3,213 in total liabilities at April 30, 2018. The decrease in total assets was due to a decrease in cash and depreciation and amortization expenses. The decrease in liabilities is related to decrease in the payable for auditing fees.

Stockholders’ equity decreased from $23,298 as of April 30, 2018 to $6,057 as of January 31, 2019 due to net loss of $16,041 during the nine months period ended January 31, 2019 and the cancellation of common stock in the amount of $1,200.

Cash Flows used by Operating Activities

For the nine month period ended January 31, 2019, net cash flows used in operating activities was $16,190. Net cash flows used in operating activities was $8,090 for the nine month period ended January 31, 2018. Net cash flow used in operating activities increased due to the higher net loss.

Cash Flows used by Investing Activities

We did not use any cash flow in investing activities for the nine month period ended January 31, 2019 compared to $4,800 for the three month period ended January 31, 2018. During the nine month period ended January 31, 2018, the Company purchased computer software to make operations more efficient.

Cash Flows from Financing Activities

For the nine month period ended January 31, 2018, net cash flows from financing activities was $18,700 resulting from proceeds from the sale of common stock compared to $0 for the nine month period ended January 31, 2019.

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

12 | Page

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

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended January 31, 2019.

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

LAZEX INC.
Dated: March 15, 2019	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

14 | Page