Form 10-K
period 2019-04-30
LAZEX INC.
filed 2019-08-06
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2019

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

Non-accelerated filer [ ]                       Smaller reporting company [ ]

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

As of August 6, 2019, the registrant had 6,095,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 6, 2019.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of August 6, 2019, the 6,095,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

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

Our net loss for the fiscal year ended April 30, 2019 was $28,289 compared to $7,780 for the fiscal year ended April 30, 2018. During fiscal year ended April 30, 2019 we have not generated any revenue compared to $13,240 in revenue for the fiscal year ended April 30, 2018.

During the fiscal year ended April 30, 2019, we incurred expenses of $28,289 compared to $21,020 for the fiscal year ended April 30, 2018. Expenses increased due to increase in Company’s operations, such as expenses for obtaining DTC eligibility.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2019 our total assets were $5,123 compared to $26,511 in total assets at April 30, 2018. As of April 30, 2019, our total liabilities were $11,314 compared to $3,213 in total liabilities at April 30, 2018.

Stockholders’ deficit was $6,191 as of April 30, 2019 compared to stockholders’ equity of $23,298 as of April 30, 2018.

The weighted average number of shares outstanding was 6,098,452 for the year ended April 30, 2019 compared to 5,812,301 for the year ended April 30, 2018.

Cash Flows from Operating Activities

For the year ended April 30, 2019, net cash flows used in operating activities was $27,788 compared to $9,088 for the year ended April 30, 2018.

Cash Flows from Investing Activities

Cash flow from investing activities for the year ended April 30, 2019 was $-0- compared to $4,800 for the year ended April 30, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from the Company’s chief executive officer or the issuance of equity and debt instruments. For the year ended April 30, 2019, net cash flows from financing activities was $9,000 received from advance from director. For the year ended April 30, 2018, net cash flows from financing activities was $18,700 received from proceeds from the issuance of common stock.

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

GOING CONCERN

The independent auditors' reports accompanying our April 30, 2019 and April 30, 2018 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Lazex, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lazex, Inc. (the Company) as of April 30, 2019, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mac Accounting Group, LLP

We have served as the Company's auditor since 2019.

Midvale, Utah

August 6, 2019

8 | Page

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

Going Concern

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

Haynie & Company

Salt Lake City, Utah

August 13, 2018

We have served as the Company’s auditor since 2018

9 | Page

LAZEX INC. BALANCE SHEETS
	APRIL 30, 3019	APRIL 30, 2018
ASSETS
Current Assets
Cash	$ 1,994	$ 20,782
Prepaid expenses	645	645
Total Current assets	2,639	21,427
Fixed assets, net of accumulated depreciation	750	1,750
Intangible assets, net of accumulated depreciation	1,734	3,334
Total Assets	$ 5,123	$ 26,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$ -	$ 2,099
Stock refund payable	1,200	-
Advances from related parties	10,114	1,114
Total Current Liabilities	11,314	3,213

Commitment and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,095,000 and 6,155,000 shares issued and outstanding as of April 30, 3019 and April 30, 2018, respectively	6,095	6,155
Additional paid-in-capital	20,805	21,945
Accumulated Deficit	(33,091)	(4,802)
Total Stockholders’ Equity (Deficit)	(6,191)	23,298

Total Liabilities and Stockholders’ Equity (Deficit)	$ 5,123	$ 26,511

The accompanying notes are an integral part of these audited financial statements.

10 | Page

LAZEX INC. STATEMENTS OF OPERATIONS
	Year ended April 30, 2019	Year ended April 30, 2018
Revenue	$ -	$ 13,240
Operating expenses
General and administrative expenses	5,339	4,540
Accounting and legal	14,400	9,480
Consulting services	8,550	4,000
Videography service	-	3,000
Total Operating expenses	28,289	21,020
Net income (loss) from operations	(28,289)	(7,780)
Income (Loss) before taxes	(28,289)	(7,780)
Provision for taxes	-	-
Net income (loss)	$ (28,289)	$ (7,780)
Income (Loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,098,452	5,812,301

The accompanying notes are an integral part of these audited financial statements.

11 | Page

LAZEX INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED APRIL 30, 2019 AND 2018
	Number of Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total
Balances as of April 30, 2017	5,220,000	$ 5,220	$ 4,180	$ 2,978	$ 12,378
Common Shares issued for cash at $0.02 per share	935,000	935	17,765	-	18,700
Net loss for the year	-	-	-	(7,780)	(7,780)
Balances as of April 30, 2018	6,155,000	$ 6,155	$ 21,945	$ (4,802)	$ 23,298
Common shares repurchased and cancelled on May 15, 2018	(60,000)	(60)	(1,140)	-	(1,200)
Net loss for the year	-	-	-	(28,289)	(28,289)
Balances as of April 30, 2019	6,095,000	$ 6,095	$ 20,805	$ (33,091)	$ (6,191)

The accompanying notes are an integral part of these audited financial statements.

12 | Page

LAZEX INC. STATEMENTS OF CASH FLOWS
	Year ended April 30, 2019	Year ended April 30, 2018
Operating Activities
Net income (loss)	$ (28,289)	$ (7,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,600	2,466
Changes in operating assets and liabilities
Accrued expenses	(2,099)	(3,774)
Net cash provided by (used in) operating activities	(27,788)	(9,088)

Investing Activities
Acquisition of intangible assets	-	(4,800)
Net Cash used in investing activities	-	(4,800)
Financing Activities
Proceeds from sale of common stock	-	18,700
Proceeds from loan from shareholder	9,000	-
Net cash provided by financing activities	9,000	18,700

Net increase (decrease) in cash and equivalents	(18,788)	4,812
Cash and equivalents at beginning of the period	20,782	15,970
Cash and equivalents at end of the period	$ 1,994	$ 20,782
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ 34

Supplemental disclosure of non-cash investing and
financing information:
Repurchase of common stock for refund payable	$ 1,200	$ -

The accompanying notes are an integral part of these audited financial statements.

13 | Page

LAZEX INC. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has an accumulated deficit since Inception (July 12, 2015) of $33,091 as of April 30, 2019 and more losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of April 30, 2019 or 2018.

F-7

14 | Page

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and amounts due to related parties.  The carrying amount of these financial instruments approximate fair value due to their short-term maturity.

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

Intangible Assets

Computer Software is stated at cost and amortized on the straight-line method over the estimated life of 3 years.  At April 30, 2019 total capitalized cost was $4,800 and accumulated amortization was $3,066.  Amortization expense for the year ended April 30, 2019 and 2018 was $1,600 and $1,466, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.  At April 30, 2019 total capitalized cost was $3,000 and accumulated depreciation was $2,250.  Depreciation expense for the years ended April 30, 2019 and 2018 was $1,000 and $1,000, respectively.

Net Income (Loss) Per Share

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2019 and 2018 there were no potentially dilutive common shares outstanding.

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

For the year ended April 30, 3019, the Company did not generate any revenue. For the year ended April 30, 2018, we generated $13,240 in revenues for tours and travel consulting services.  None of these services were provided to related parties.

15 | Page

Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  On May 15, 2018, the Company canceled 60,000 of its common shares and accrued a stock refund payable of $1,200. As of April 30, 3019, the Company had 6,095,000 compared to 6,155,000 shares issued and outstanding as of April 30, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Since July 12, 2015 (Inception) through April 30, 3019, the Company’s sole officer and director advanced the Company $10,114 to pay for incorporation costs and operating expenses, of which $9,000 was advanced during the year ended April 30, 2019.  As of April 30, 3019, the amount outstanding was $10,114. The advances are non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future.

NOTE 6 - MAJOR CUSTOMERS

During years ended April 30, 2019 and 2018, the following customers represented more than 10% of the Company’s sales:

Customer	Nine months ended April 30, 3019		Year ended April 30, 2018
	$	%	$	%
Customer A	-	-	2,490	18.81
Customer B	-	-	2,950	22.28
Customer C	-	-	2,500	18.88
Customer D			5,300	40.03

Total concentration	-	-	13,240	100.00

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company used an effective tax rate of 21% when calculating the deferred tax assets and liabilities and income tax provision below.

F-8

16 | Page

Net deferred tax liabilities consist of the following components as of April 30, 2019 and 2018:

	2019	2018
Deferred tax asset:
NOL Carryover	$9,500	$1,424
Deferred tax liabilities:
Depreciation	(400)	(368)

Valuation allowance	(9,100)	(1,056)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended April 30, 2019 and 2018 due to the following:

	2019	2018

Book Income	$(5,900)	$(1,634)
Depreciation	400	210
Valuation allowance	5,500	1,424
	$-	$-

At April 30, 2019, the Company had net operating loss carryforwards of approximately $36,000 that may be offset against future taxable income for the year 2020 through 2039. No tax benefit has been reported in the April 30, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. We are required to file income tax returns in the U.S. Federal jurisdiction. Tax years that remain subject to examination are 2016 and forward.

We comply with the provisions of FASB ASC 740 in accounting for our uncertain tax positions. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We have determined that we have no significant uncertain tax positions requiring recognition under ASC 740.

Due to the change in ownership provision of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards in future years may be limited.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from April 30, 2019 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2019, as the result of material weaknesses. The material weaknesses result from individual material weaknesses and/or significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting. We had the following material weaknesses at April 30, 2019:

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

18 | Page

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Iuliia Gitelman 68/29 Husitska st., Zizkov, Prague, Czech Republic 13000	35	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Iuliia Gitelman has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 12, 2015. Ms. Gitelman owns 82.03% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Gitelman was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. We expect our director Iuliia Gitelman to successfully execute her duties on the account of professional education in tourism. She graduated from The Institute of Hospitality Management in Prague (Czech Republic), in 2005, where she had managed to receive professional knowledge and enlarge it while studying the Master's program course in the same university from 2006 to 2008. Since 2008 till 2009, she worked in travel agency “Kokpit Arena Franko Tour”, LLC as tour’s manager. Later, in 2009 she received MBA in Hospitality and tourism in The New European College (NEC), in Munich, Germany. Since 2009 till 2014, she worked in Staropramen Brewery museum as project manager. Since 2014 till 2015, she was a freelance tour guide in Prague (Czech Republic). As she successfully advanced in her career paired with training for MBA, we expect that Ms. Gitelman’s specific experience, qualifications, attributes and skills can lead our company to an advanced level.

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

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have nominal operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

19 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended April 30, 2019 and 2018:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Iuliia Gitelman, President, Secretary and Treasurer	Year ended April 30 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Year ended April 30 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of April 30, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Iuliia Gitelman 68/29 Husitska st., Zizkov, Prague, Czech Republic 13000	5,000,000 shares of common stock (direct)	82.03%

The percent of class is based on 6,095,000 shares of common stock issued and outstanding as of the date of this annual report.

20 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 29, 2016, we issued a total of 5,000,000 shares of restricted common stock to Iuliia Gitelman, our sole officer and director in consideration of $5,000. Further, Ms. Gitelman has advanced funds to us. As of April 30, 2019, Ms. Gitelman has advanced to us $10,114, of which $9,000 was advanced during the year ended April 30, 2019. There is no due date for the repayment of the funds advanced by Ms. Gitelman. Ms. Gitelman will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. The obligation to Ms. Gitelman does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Gitelman or the repayment of the funds to Ms. Gitelman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal years ended April 30, 2019 and 2018, we incurred the following fees to our independent certified public accountant:

	April 30, 2019	April 30, 2018
Audit fees	$11,200	$6,396
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$11,200	$6,396

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

LAZEX INC.
Dated: August 6, 2019	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

21 | Page