Form 10-Q
period 2019-07-31
LAZEX INC.
filed 2019-09-04
CIK 1674440

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 4, 2019
Common Stock, $0.001	6,095,000

2 | Page

3 | Page

LAZEX INC. CONDENSED BALANCE SHEETS
	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$ 1,070	$ 1,994
Prepaid expenses	645	645
Total Current assets	1,715	2,639
Fixed assets, net of accumulated depreciation	500	750
Intangible assets, net of accumulated depreciation	1,334	1,734
Total Assets	$ 3,549	$ 5,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ -	$ -
Stock refund payable	1,200	1,200
Loan from related parties	16,264	10,114
Total Current Liabilities	17,464	11,314

Commitment and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,095,000 shares issued and outstanding	6,095	6,095
Additional paid-in-capital	20,805	20,805
Accumulated Deficit	(40,815)	(33,091)
Total Stockholders’ Equity (Deficit)	(13,915)	(6,191)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 3,549	$ 5,123

The accompanying notes are an integral part of these unaudited condensed financial statements.

4 | Page

LAZEX INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended July 31, 2019	Three months ended July 31, 2018
Revenue	$ -	$ -
Operating expenses
General and administrative expenses	1,774	1,617
Accounting and legal	5,950	4,900
Total Operating expenses	7,724	6,517
Net income (loss) from operations	(7,724)	(6,517)
Income (loss) before taxes	(7,724)	(6,517)
Provision for taxes	-	-
Net income (loss)	$ (7,724)	$ (6,517)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,095,000	6,155,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

5 | Page

LAZEX INC. CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
	Number of Common Shares	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total
Balances as of April 30, 2018 (Audited)	6,155,000	$ 6,155	$ 21,945	$ (4,802)	$ 23,298
Common shares canceled on May 15, 2018	(60,000)	(60)	(1,140)	-	(1,200)
Net loss for the three months ended July 31, 2018	-	-	-	(6,517)	(6,517)
Balance as of July 31, 2018	6,095,000	6,095	20,805	(11,319)	15,581
Net loss for the nine months ended April 30, 2019	-	-	-	(21,772)	(21,772)
Balances as of April 30, 2019 (Audited)	6,095,000	6,095	20,805	(33,091)	(6,191)
Net loss for the three months ended July 31, 2019	-	-	-	(7,724)	(7,724)
Balance as of July 31, 2019	6,095,000	$ 6,095	$ 20,805	$(40, 815)	$ (13,915)

The accompanying notes are an integral part of these unaudited condensed financial statements.

6 | Page

LAZEX INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended July 31, 2019	Three months ended July 31, 2018
Operating Activities
Net income (loss)	$ (7,724)	$ (6,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	650	650
Changes in operating assets and liabilities
Accrued expenses	-	1,801
Net cash provided by (used in) operating activities	(7,074)	(4,066)

Financing Activities
Proceeds from loans	6,150	-
Net cash provided by financing activities	6,150	-

Net increase (decrease) in cash and equivalents	(924)	(4,066)
Cash and equivalents at beginning of the period	1,994	20,782
Cash and equivalents at end of the period	$ 1,070	$ 16,716
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cancellation of Common stock for refund payable	$ 1,200	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

7 | Page

LAZEX INC. NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS ENDED JULY 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization and Description of Business

LAZEX INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on July 12, 2015.  The Company operates in the travel agency and tours consulting business.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has an accumulated deficit since Inception (July 12, 2015) of $40,815 as of July 31, 2019 and more losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed financial statements of Lazex Inc. have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read  in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim period presented have been reflected herein. The results of the operations for the three months ended July 31, 2019 are not necessarily indicative of the results for the year ended April 30, 2020.

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

8 | Page

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

Intangible Assets

Computer Software is stated at cost and amortized on the straight-line method over the estimated life of 3 years.  At July 31, 2019 total capitalized cost was $4,800 and accumulated amortization was $3,466. At April 30, 2019 total capitalized cost was $4,800 and accumulated amortization was $3,066. Amortization expense for the three months ended July 31, 2019 was $400. Amortization expense for the three months ended July 31, 2018 was $400.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.  At July 31, 2019 total capitalized cost was $3,000 and accumulated depreciation was $2,500. At April 30, 2019 total capitalized cost was $3,000 and accumulated depreciation was $2,250. Depreciation expense for the three months ended July 31, 2019 was $250. Depreciation expense for the three months ended July 31, 2018 was $250.

Net (Loss) Per Share

The Company computes net income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the periods ended July 31, 2019 and 2018, there were no potentially dilutive common shares outstanding.

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

9 | Page

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

As of the three months ended July 31, 2019 and 2018, the Company did not generate any revenue.

Recent Accounting Pronouncements

Although there are several new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.  As of July 31, 2019, the Company had 6,095,000 shares issued and outstanding.

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

Since July 12, 2015 (Inception) through July 31, 2019, the Company’s sole officer and director loaned the Company $16,264 to pay for incorporation costs and operating expenses.  As of July 31, 2019 the amount outstanding was $16,264 compared to $10,114 as of April 30, 2018. The loan is non-interest bearing, due upon demand and unsecured.

The Company’s sole officer and director provided services and office space. The Company does not pay any rent to or compensation for services rendered by its sole officer and director, and there is no agreement to pay any rent or compensation in the future.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from July 31, 2019 through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three months ended July 31, 2019 compared to three months July 31, 2018.

During the three months periods ended July 31, 2019 and 2018, we have not generated any revenue.

During the three months ended July 31, 2019, we incurred expenses of $7,724 compared to $6,517 incurred during the three month period ended July 31, 2018.  The increase can be explained by a $1,050 increase in accounting and legal costs.

Our net loss for the three months ended July 31, 2019 was $7,724 compared to a net loss of $6,517 during the three month period ended July 31, 2018.

11 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2019, our total assets were $3,549 compared to $5,123 in total assets at April 30, 2019. As of July 31, 2019, our total liabilities were $17,464 compared to $11,314 in total liabilities at April 30, 2019. The decrease in total assets was due to a decrease in cash and depreciation and amortization expenses. The increase in liabilities is related to increase in the loan from related parties.

Stockholders’ deficit increased from $6,191 as of April 30, 2019 to $13,915 as of July 31, 2019 due to net loss of $7,724 during the three months period ended July 31, 2019.

Cash Flows used by Operating Activities

For the three month period ended July 31, 2019, net cash flows used in operating activities was $7,074. Net cash flows used in operating activities was $4,066 for the three month period ended July 31, 2018. Net cash flow used in operating activities increased due to the higher net loss.

Cash Flows from Financing Activities

For the three month period ended July 31, 2019, net cash flows from financing activities was $6,150 resulting from proceeds from the loans from related parties compared to $0 for the three month period ended July 31, 2018.

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

12 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our April 30, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended July 31, 2019.

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

LAZEX INC.
Dated: September 4, 2019	By: /s/ Iuliia Gitelman
Iuliia Gitelman, President and Chief Executive Officer and Chief Financial Officer

14 | Page