Form 10-Q
period 2019-10-31
Slinger Bag Inc.
filed 2019-12-16
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 333-214463

SLINGER BAG INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

709 NORTH ROLLING ROAD, SUITE 116

WINDSOR MILL

BALTIMORE,

MARYLAND 21244

(Address of principal executive offices) (Zip code)

(347) 434-9220

(Registrant’s Telephone Number, including Area Code)

LAZEX INC.

68/29 HUSITSKA ST.,

ZIZKOV, PRAGUE, CZECH REPUBLIC 13000

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of December 16, 2019, was 6,095,000.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments;

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this quarterly report, the “Company,” “we,” “us,” or “our” refer to Singer Bag Inc., unless otherwise indicated

i

SLINGER BAG INC (FORMERLY KNOWN AS LAZEX INC.)

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SLINGER BAG INC.

(FORMERLY KNOWN AS LAZEX INC,)

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(Unaudited)
Assets

Current assets
Cash	$312,697	$1,994
Due from related parties	38,924	-
Prepaid expenses and other current assets	-	645
Total current assets	351,621	2,639

Property and equipment, net	-	750
Intangible assets, net	-	1,734
Total assets	$351,621	$5,123

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$75,542	$-
Stock refund payable	-	1,200
Note payable - related party	500,000	-
Due to related parties	-	10,114
Total current liabilities	575,542	11,314

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 6,095,000 shares issued and outstanding as of October 31, 2019 (unaudited) and April 30, 2019; 3,047,500 shares issuable as of October 31, 2019 (unaudited)	6,095	6,095
Additional paid-in capital	873,407	20,805
Due from affiliate	(837,313)	-
Accumulated deficit	(266,110)	(33,091)
Total stockholders’ deficit	(223,921)	(6,191)
Total liabilities and stockholders’ deficit	$351,621	$5,123

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

(FORMERLY KNOWN AS LAZEX INC.)

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Operating expenses:
General and administrative expenses	186,823	6,052	228,019	12,569
Total operating expenses	186,823	6,052	228,019	12,569

Loss from operations	(186,823)	(6,052)	(228,019)	(12,569)

Other expenses:
Interest expense	5,000	-	5,000	-
Total other expense	5,000	-	5,000	-
Loss before income taxes	(191,823)	(6,052)	(233,019)	(12,569)
Provision for (benefit from) income taxes	-	-	-	-
Net loss	$(191,823)	$(6,052)	$(233,019)	$(12,569)

Net loss per share, basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	6,095,000	6,095,000	6,095,000	6,101,848

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

(FORMERLY KNOWN AS LAZEX INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Due from	Accumulated
	Shares	Amount	Capital	Affiliate	Deficit	Total
Balance, April 30, 2018	6,155,000	$6,155	$21,945	$-	$(4,802)	$23,298

Common shares cancelled	(60,000)	(60)	(1,140)	-	-	(1,200)
Net loss	-	-	-	-	(6,517)	(6,517)
Balance, July 31, 2018	6,095,000	6,095	20,805	-	(11,319)	15,581

Net loss	-	-	-	-	(6,052)	(6,052)
Balance, October 31, 2018	6,095,000	$6,095	$20,805	$-	$(17,371)	$9,529

Balance, April 30, 2019	6,095,000	$6,095	$20,805	$-	$(33,091)	$(6,191)

Net loss	-	-	-	-	(41,196)	(41,196)
Balance, July 31, 2019	6,095,000	6,095	20,805	-	(74,287)	(47,387)

Shares issuable related to agreement with affiliate	-	-	837,313	(837,313)	-	-
Distribution of net assets to former shareholder	-	-	15,289	-	-	15,289
Net loss	-	-	-	-	(191,823)	(191,832)
Balance, October 31, 2019	6,095,000	$6,095	$873,407	$(837,313)	$(266,110)	$(223,921)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

(FORMERLY KNOWN AS LAZEX INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	October 31, 2019	October 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(233,019)	$(12,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	1,300
Changes in operating assets and liabilities:
Due from related parties	(32,470)	-
Accounts payable and accrued expenses	75,542	701

Net cash used in operating activities	(189,297)	(10,568)

Cash flows from financing activities
Proceeds from notes payable – related party	500,000	-

Net cash provided by financing activities	500,000	-

Net change in cash	310,703	(10,568)
Cash, beginning of the period	1,994	20,782
Cash, end of the period	$312,697	$10,214

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Distribution of net assets to former shareholder	$15,289	$-
Shares issuable related to agreement with affiliate	$837,313	$
Cancellation of common stock for refund payable	$-	$1,200

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

(FORMERLY KNOWN AS LAZEX INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”) which is 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 5,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 5,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex now owns 100% of Slinger Bag Americas and the sole shareholder of SBL now owns 5,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag, Inc. (Canada), (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. As of October 31, 2019, there were no assets or liabilities or historical operational activity of Slinger Bag Canada.

The operations of Slinger Bag Inc. (formerly known as Lazex), Slinger Bag Americas and Slinger Bag Canada are collectively referred to as the “Company.”

The Company operates in the sporting and athletic goods business. The Company is the owner of Slinger Launcher, which is a portable tennis ball launcher.

Basis of Presentation

As a result of the transactions described above, the accompanying unaudited condensed consolidated financial statements include the combined results of Slinger Bag Inc. (formerly Lazex), Slinger Bag Americas and Slinger Bag Canada for all periods presented. There was no historical activity in Slinger Bag Americas or Slinger Bag Canada prior to April 30, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $266,110 as of October 31, 2019 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of common stock.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s financial statements and notes thereto for the years ended April 30, 2019 and 2018, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on August 6, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three and six months ended October 31, 2019 are not necessarily indicative of results for the entire year ending April 30, 2020.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements to conform to current period classifications.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash or cash equivalents.

Revenue Recognition

Effective May 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The adoption of ASC 606 had no impact on the Company’s financial statements. The Company did not have any revenue for the three or six months ended October 31, 2019 or 2018.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due to their short-term maturity.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. At April 30, 2019, the Company had total capitalized property and equipment costs of $3,000 and accumulated depreciation of $2,250. In connection with the Stock Purchase Agreement (see Note 1), the existing property and equipment with a remaining book value of $500 was contributed to the previous majority shareholder of Lazex. As of October 31, 2019, the remaining book value of property and equipment were $0.

Depreciation expense for the three and six months ended October 31, 2019 was $0 and $250, respectively. Depreciation expense for the three and six months ended October 31, 2018 was $250 and $500, respectively.

Intangible Assets

Intangible assets consisted of capitalized software costs and are amortized on a straight-line basis over an estimated useful life of three years. At April 30, 2019, the Company had total gross intangible assets of $4,800 and accumulated amortization of $3,066. In connection with the Stock Purchase Agreement (see Note 1), the existing capitalized software with a remaining book value of $1,334 was contributed to the previous majority shareholder of Lazex. As of October 31, 2019, the remaining book value of intangible assets were $0.

Amortization expense for the three and six months ended October 31, 2019 was $0 and $400, respectively. Amortization expense for the three and six months ended October 31, 2018 was $400 and $800, respectively.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three and six months ended October 31, 2019 or 2018.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The Company had 3,047,500 common shares issuable as of October 31, 2019 (see Note 6) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. There were no common share equivalents outstanding during the three or six months ended October 31, 2019 or 2018. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (Topic 842). This guidance is effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. The Company has adopted this standard on May 1, 2019 with no significant impact to the Company’s financial statements.

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 4: NOTE PAYABLE – RELATED PARTY

On October 3, 2019, the Company entered into a note payable agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on demand. Interest expense related to this related party amounted to $5,000 for both the three and six months ended October 31, 2019. Additional borrowings were made from this related party on December 3, 2019 (see Note 7).

NOTE 5: RELATED PARTY TRANSACTIONS

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

In addition, from time-to-time, the Company may advance money to other entities affiliated through common ownership on a short-term basis. As of October 31, 2019, the Company had $38,924 of amounts due from affiliated entities.

As of April 30, 2019, the Company had $10,114 of outstanding borrowings from the previous majority shareholder and sole officer and director of the Company. The borrowings were non-interest bearing and due on demand. In connection with the Stock Purchase Agreement (see Note 1), the outstanding balances were forgiven. As of October 31, 2019, the outstanding balances under this borrowing was $0.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. As of October 31, 2019, the Company had 6,095,000 shares of common stock issued and outstanding.

Common Stock Issuable

On September 16, 2019, the Company entered into a warrant assignment and conveyance agreement with Montsaic Investments (“Montsaic”), pursuant to which the Company allows Montsaic to acquire 33% of the outstanding common stock shares of the Company on a fully-diluted basis as of September 16, 2019 for no consideration. The agreement is in exchange for 100% of Montsaic’s right, title and interest in, to and under a warrant agreement dated September 11, 2019 between Montsaic and SBL, an affiliated entity. As the transaction was between entities under common control, the shares were recorded at SBL’s historic cost of $837,313 and have been reflected as an increase to additional paid-in capital and due from affiliate within the Company’s stockholders’ deficit.

The Company has not issued the shares of common stock under as of October 31, 2019. As a result, as of October 31, 2019 the Company has 3,047,500 shares of common stock that are issuable. These shares are expected to be issued and outstanding prior to the end of the fiscal year ended April 30, 2020.

NOTE 7: SUBSEQUENT EVENTS

On December 3, 2019, the Company entered into a note payable agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for additional borrowings of $500,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on demand.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended April 30, 2019. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview and Description of Business

Slinger Bag Inc. (formerly Lazex Inc., the “Company”), was formed on July 12, 2015 as a Nevada corporation. From its inception until September 13, 2019, the Company was in the business of providing travel consulting and tour guide services.

On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”) which is 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 5,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 5,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex now owns 100% of Slinger Bag Americas and the sole shareholder of SBL now owns 5,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, the Company acquired control of Slinger Bag, Inc. (Canada), (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. As of October 31, 2019, there were no assets or liabilities or historical operational activity of Slinger Bag Canada.

The operations of Slinger Bag Inc. (formerly known as Lazex), Slinger Bag Americas and Slinger Bag Canada are collectively referred to as the “Company.”

From September 13, 2019 and onward, the Company decided not to provide any travel consulting or tour guide services, but has focused on the development of the Slinger Launcher. The forgoing discussions regarding the business strategy and the development of the Slinger Launcher includes discussion related to certain product development and marketing costs currently being incurred by SBL, an affiliated entity related through common control, the results of which are not reflected in the consolidated operations presented in this report. The discussion assumes at some point the operations of SBL will be merged with the Company. As of the date of this report, this has not occurred.

Slinger Bag’s business is development, production and sale of the Slinger Launcher, which is a portable tennis ball launcher from a trolley roller bag. The Slinger Bag allows anyone to simply and easily control the speed and frequency of tennis balls that are launched for tennis practicing purposes. Not only is it a tennis ball launcher, but it also functions as a tennis bag with room for racquets, shoes, towels, water bottles and other accessories and can charge your phones and other devices with its built-in battery and charging system.

Tennis Ball machines have been around since the 1950’s when they were introduced by Renne Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything has changed in the structure of ball machines products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also very expensive – often well above US$1,000. Up until today 99% of all tennis ball machines have sold to tennis facilities, with only a few to tennis playing consumers.

Slinger Bag intends to disrupt this traditional market by creating a new ball machine category – called Slinger Launcher – and marketing portable and affordable Slinger Launchers directly to avid, regular tennis players. Constructed within a wheeled trolley tennis bag, a Slinger Launcher weighs in at around 15kgs / 33lbs when empty. It can easily be stored in a car trunk, wheeled to the court and set up within minutes to use.

Our principal executive office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill Baltimore, MD 21244, and our telephone number is (347) 434 9220.

Strategy

The Company, through the Slinger Launcher, has an opportunity to disrupt the traditional tennis market globally. The Company expects drive 70% of its revenues through its on-line e-commerce platform at www.slingerbag.com with the balance of revenues coming from partnerships with leading wholesalers, federations, organizations and core specialty dealers. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally. Distributor partners will have exclusive territories and will have a recognized background with the tennis industry for their market as well as the financial capacity to aggressive grow the Slinger brand. Uniquely in the sports industry, all consumer orders received into Slingerbag.com from markets outside the United States will be routed back to our local distribution partners to fulfill and to service their local customers. Distributor partners will purchase either FOB Asia in full container loads or ex works from either our USA or Belgium logistics facilities on a less than container load basis. Currently, the Company has on-going discussions with 30 key potential distributor partners around the globe.

The United States market will remain a direct to consumer market for Slinger. As the largest Tennis market in the world, the United States is a key market for growth. Direct to consumer sales will be supplemented by one or more leading tennis wholesalers who have large databases of tennis club clients as well as several of the largest tennis dealers in the United States market. This market will be serviced out of a third-party logistics facility operated by one of the world’s premier logistic suppliers, DSV, and will be located in West Columbia, North Carolina.

Brand marketing

As an e-commerce brand, all marketing activity and advertising media will be centered around pushing consumers to www.slingerbag.com Slinger has engaged a leading influencer marketing agency based in London, called Brand Nation and a core partner agency for pay-per-click marketing in New York called Adventure Media Group. Brand Nation will lead all influencer programming including the launch plan to seed up to 1,000 Launchers to leading sports, tennis, Film, TV, Music and blogger celebrities known for the fact that they play tennis regularly. All this influencer activity will be rolled up to the Slinger social media sites and are expected to generate significant brand interest. Adventure Media Group will provide scientific based recommendations for strategic social media advertising across Google, Instagram, YouTube, LinkedIn, and other social media platforms targeting tennis players across all English speaking markets and drive traffic to the e-commerce platform. All of our distributors around the world will also seed product locally to their key market tennis influencers to further increase the intensity of the influencer effort.

Brand Endorsements

Slinger Bag has reached agreement with several globally recognized brand ambassadors. Nick Bollettieri is a prominent tennis coach globally, having trained 10 world #1 players. Nick will join Slinger Bag as “Head Coach” and will post regular updates on training methods and practice drills. Mike & Bob Bryan (aka the Bryan Brothers) will be the global ambassadors for Slinger Bag and will feature prominently in our marketing messaging.

Strategic Brand Partnerships

Slinger Bag is actively working on securing a number of highly visible ground-breaking strategic partnerships across tennis. These partnerships will both provide Slinger Bag with co-branded products to supplement the core Slinger Bag product offering and, at the same time, are expected to drive mutually beneficial marketing campaigns aimed at reaching avid tennis players globally.

● Wilson Sporting Goods Partnership: Wilson, the #1 brand in global tennis, will provide Slinger Bag with co-branded Wilson-Slinger Triniti tennis balls. Slinger, with its player-focused affordable ball launcher will become a natural consumer of significant quantities of tennis balls. Each launcher can hold up to 144 balls. This will be the first time in Wilson’s history that it has a co-branded any product with another tennis brand. The Triniti ball is also a new innovation in tennis balls and is the first truly recyclable tennis ball. Slinger Bag will also become a major partner to the Recycle balls® program operated in the United States under Wilson’s guidance.

● Pilla Sport Glasses: Pilla Sport provides some of the most high-tech sports glasses available. Used by Olympians the world over in pentathlon, shooting and other sports, Pilla has developed the most innovative tennis sunglasses ever produced and will co-brand these with Slinger Bag under an exclusive agreement. Using Zeiss® technology lenses, these glasses enhance the players experience and enjoyment by eliminating all sun glare and by optimizing the visibility of the yellow tennis ball and the white court lines.

● Professional Tennis Registry (PTR): The PTR is the world’s most prestigious teaching pro organization with in excess of 40,000 members. Slinger Bag will access the PTR database for the supply of Ball Launchers to their membership.

● DSV Logistics: DSV is the world’s leading suppliers of warehousing, freight forwarding and logistics. Slinger Bag will use DSV services in China, Europe and the US to optimize all logistical activities.

Quinte Computer Services are a global business enterprise solutions systems architect and operator located in Belleville Canada. They have 30 + years experience supporting sports brands across the globe with their “back-end” systems. Slinger will be utilizing their Solentris® platform for all enterprise business solutions covering sales & ordering, inventory, finance, and purchase order management, accounts payable and receivable as well their robust financial reporting tools to provide management key information on which to effectively manage the business.

Competition

There are currently no competitors with products that are similar to the Slinger Bag. There are, however, tennis ball machines, including the following machines:

Spinshot Player Tennis Ball Machine

Spinfire Pro 2

Lobster Sports Elite 3

Spinshot Plus-2

Lobster Sports Elite Grand V Limited Edition

Lobster Sports Phenom II

Spinshot Plus

Lobster Sports Elite 2

Spinshot Pro

Lobster Sports Elite 1

Spinshot Lite

Lobster Sports Elite Liberty Tennis Ball Machine

Match Mate Rookie

https://sportstutor.com/tennis-cube/

Raw Materials

All non-molded materials used in the Slinger Launder are available off-the-shelf.

Intellectual Property

As at the date hereof, the Company has applied for international patent protection for its main 3 products:

- Tennis Ball Launcher

- Oscillator Platform

- Telescopic Ball Pick-Up Tube

These utility patents are between 12 and 6 months into their patent process and extension hve been filed to cover all global markets.

Research and Development

The Company is involved in additional research and development of ball launchers for other sports. We expect to incur significant research and development costs going forward.

Government Regulation

Not applicable.

Employees

We have two people providing us services on a full-time basis – our chief executive officer and our chief marketing officer. Our general counsel is also employed pursuant to an employment agreement, but is not providing us services on a full-time basis. As well we have consulting-based service agreements with 2 industry leading experts in finance and operations covering our CFO and Operations Director roles.

Results of Operations for the Three Months Ended October 31, 2019 and 2018

We had no revenue during the three months ended October 31, 2019 or 2018.

During the three months ended October 31, 2019, we incurred general and administrative expenses of $186,823 compared with $6,052 during the three months ended October 31, 2018. The increase is due to additional costs incurred with completing the Stock Purchase Agreement with Slinger Bag Americas during the quarter ended October 31, 2019 as well as infrastructure costs associated with building the business backbone to support our activities. There was no such transaction that occurred during the same period in 2018.

During the three months ended October 31, 2019, we had interest expense of $5,000 associated with the additional related party borrowing during the quarter. We had no interest expense during the three months ended October 31, 2018 as there was no interest-bearing debt outstanding.

Results of Operations for the Six Months Ended October 31, 2019 and 2018

We had no revenue during the six months ended October 31, 2019 or 2018.

During the six months ended October 31, 2019, we incurred general and administrative expenses of $228,019 compared with $12,569 during the six months ended October 31, 2018. The increase is primarily due to additional costs incurred with completing the Stock Purchase Agreement with Slinger Bag Americas during the six months ended October 31, 2019, as well as infrastructure costs associated with building the business backbone to support our activities. There was no such transaction that occurred during the same period in 2018.

During the six months ended October 31, 2019, we had interest expense of $5,000 associated with the additional related party borrowing during the period. We had no interest expense during the six months ended October 31, 2018 as there was no interest-bearing debt outstanding.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $266,110 as of October 31, 2019 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or being able to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hands, loans from related parties, and/or private placement of common stock.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended October 31, 2019 and 2018.

	For the Six Months Ended
	October 31, 2019	October 31, 2018
Cash flows from operating activities	$(189,297)	$(10,568)
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$500,000	$-

We had cash of $312,697 as of October 31, 2019, as compared to $1,994 as of April 30, 2019.

Net cash used in operating activities was $189,297 during the six months ended October 30, 2019, compared with $10,568 during the same period in 2018. The increase in cash used in operating activities was primarily due to additional costs incurred with completing the Stock Purchase Agreement with Slinger Bag Americas during the six months ended October 31, 2019. There was no such transaction that occurred during the same period in 2018.

We had no cash flows relating to investing activities during the six months ended October 31, 2019 or 2018.

Net cash provided by financing activities was $500,000 for the six months ended October 31, 2019. We had no cash flows relating to financing activities during the six months ended October 31, 2018. Cash provided by financing activities in 2019 consisted of proceeds of $500,000 from a note payable from a related party in October 2019.

Description of Indebtedness

On October 3, 2019, we entered into a note payable agreement with an entity controlled by the majority shareholder of an affiliated entity for borrowings of $500,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on demand. On December 3, 2019, we entered into an additional note payable agreement with the same entity for an additional $500,000 in borrowings under the same terms.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flows from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Our independent registered public accounting firm auditors’ report accompanying our April 30, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy out liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as the Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to October 31, 2019, we have taken steps to enhance and improve the design of our disclosure controls. These steps include implementing a robust financial information and accounting system, and hiring consultants to help ensure that required information is recorded, processed, summarized and reported within the SEC’s required timeframes in order for our disclosure controls to become effective during the quarter ended January 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

You should carefully consider the risks described below and other information in this prospectus, including the financial statements and related notes that appear at the end of this prospectus, before deciding to invest in our securities. These risks should be considered in conjunction with any other information included herein, including in conjunction with forward-looking statements made herein. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our business is sensitive to consumer spending and general economic conditions.

Consumer purchases of discretionary premium sporting good items, which include all of our products, may be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on discretionary premium items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material, adverse effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our affluent consumer base or travelers could have a disproportionate impact on our business.

There continues to be significant volatility and uncertainty in the global economy. In particular, the current uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt and concerns regarding the future viability of the European Union and the possible effects of its unraveling) and any resulting disruption could adversely impact our net sales in Europe and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our on-line sales portals (which currently includes our own website www.slingerbag.com and could materially and adversely affect our results of operations, financial position and growth strategy.

We rely on independent manufacturers and suppliers.

We outsource the manufacture and assembly of all our products to companies located in Asia. We do not control our independent manufacturers and suppliers or their labor and other business practices. Violations of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor or other practices from those generally accepted as ethical or appropriate in the U.S., could disrupt the shipments of our products or draw negative publicity for us, thereby diminishing the value of our brand, reducing demand for our products and adversely affecting our net income. Additionally, since we do not manufacture our products, we are subject to risks associated with inventory and product quality-control.

Further, we have not historically entered into manufacturing contracts with our manufacturers; instead we have hired them on an ad hoc basis. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service capabilities, financial stability and labor practices. While we have business continuity and contingency plans for alternative sourcing, we may be unable, in the event of a significant disruption in our sourcing, to locate alternative manufacturers or suppliers of comparable quality at an acceptable price, or at all, which could result in product shortages or decreases in product quality, and adversely affect our net sales, gross margin, net income, customer relationships and our reputation.

We depend on the strength of the Slinger brand.

We expect to derive substantially all of our net sales from sales of Slinger branded products. The reputation and integrity of the Slinger brand are essential to the success of our business. We believe that our consumers value the status and reputation of the Slinger brand, and the superior quality, performance, functionality and durability that our brand represents. Building, maintaining and enhancing the status and reputation of the Slinger brand image are also important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote the Slinger brand, which, in turn, depends on factors such as the quality, performance, functionality and durability of our products, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may need to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful.

Additionally, in order to expand our reach in the future, we may need to engage with third-party distributors. To the extent those third-party distributors fail to comply with our operating guidelines, we may not be successful in protecting our brand image. Product defects, product recalls, counterfeit products and ineffective marketing are among the potential threats to the strength of our brand, and to protect our brand’s status, we may need to make substantial expenditures to mitigate the impact of such threats.

In addition, if we fail to continue to innovate to ensure that our products are deemed to achieve superior levels of function, quality and design, or to otherwise be sufficiently distinguishable from our competitors’ products, or if we fail to manage the growth of our on-line sales in a way that protects the high-end nature of our brand, the value of the Slinger brand may be diluted, and we may not be able to maintain our premium position and pricing or sales volumes, which could adversely affect our financial performance and business. In addition, we believe that maintaining and enhancing our brand image in new markets where we have limited brand recognition is important to expanding our consumer base. If we are unable to maintain or enhance our brand in new markets, then our growth strategy could be adversely affected.

The cost of raw materials, labor or freight could lead to an increase in our cost of sales and cause our results of operations to suffer.

Increasing costs for raw materials (due to limited availability or otherwise), labor or freight could make our sourcing processes more costly and negatively affect our gross margin and profitability. Labor costs at our independent manufacturers’ sites have been increasing and it is unlikely that these increases will abate. Wage and price inflation in our source countries could cause unanticipated price increases which may be significant. Such price increases by our independent manufacturers could be rapid in the absence of manufacturing contracts. Energy costs have fluctuated dramatically in the past and may fluctuate in the future. Rising energy costs may increase our costs of transporting our products for distribution, our utility costs in our offices and owned stores and the costs of products that we source from independent suppliers. Further, many of our products are made of materials, such as high impact plastics, plastic-injected molded parts, and lightweight high tensile strength metals, that are either petroleum-based or require energy to construct and transport. Costs for transportation of such materials have been increasing as the price of petroleum increases. Our independent suppliers and manufacturers may attempt to pass these cost increases on to us, and our relationships with them may be harmed or lost if we refuse to pay such increases, which could lead to product shortages. If we pay such increases, we may not be able to offset them through increases in our pricing and other means, which could adversely affect our ability to maintain our targeted gross margins. If we attempt to pass the increases on to consumers, our sales may be adversely affected.

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure the brand and negatively affect sales.

Our trademarks, copyrights, patents, designs and other intellectual property rights are important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and patents. In spite of our efforts, counterfeiting and design copies still occur. If we are unsuccessful in challenging the usurpation of these rights by third parties, this could adversely affect our future sales, financial condition, and results of operations. Our efforts to enforce our intellectual property rights are often met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associated with protecting our intellectual property rights could result in higher operating expenses. Additionally, legal regimes outside the United States, particularly those in Asia, including China, may not always protect intellectual property rights to the same degree as U.S. laws, or the time required to enforce our intellectual property rights under these legal regimes may be lengthy and delay recovery.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions.” The Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, has previously held, in certain cases, that employees may be entitled to remuneration for service inventions that they develop during their service for a company despite their explicit waiver of such right. Therefore, although we enter into agreements with all of our employees pursuant to which they waive their right to special remuneration for service inventions created in the scope of their employment or engagement and agree that any such inventions are owned exclusively by us, we may face claims by employees demanding remuneration beyond their regular salary and benefits.

We face risks associated with operating in international markets.

We operate in a global marketplace. In addition, international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including:

●	Foreign currency exchange rates;
●	Economic or governmental instability in foreign markets in which we operate or in those countries from which we source our merchandise;
●	Delays or legal uncertainty (including with respect to enforcement of intellectual property rights) in countries with less developed legal systems in which we operate;
●	Potential changes in trade relations between the United States (which we see as our principal market) and China (where our manufacturing is done);
●	Unexpected changes in laws, regulatory requirements, taxes or trade laws
●	Increases in the cost of transporting goods globally;
●	Acts of war, terrorist attacks, outbreaks of contagious disease and other events over which we have no control; and
●	Changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls.

Any of these risks could have an adverse impact on our results of operations, financial position or growth strategy. Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010), our employees and wholesalers could take actions that violate applicable anti-corruption laws or regulations. Violations of these laws, or allegations of such violations, could have an adverse impact on our reputation, our results of operations or our financial position.

Potential future revenue may be derived from abroad, including outside of the United States. As a result, our business and share price may be affected by fluctuations in foreign exchange rates with these other currencies, which may also have a significant impact on our reported results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

Foreign exchange movements may also negatively affect the relative purchasing power of foreign tourists and result in declines in travel volumes or their willingness to purchase discretionary premium goods, such as our products, while traveling, which would adversely affect our net sales. We do not currently use the derivative markets to hedge foreign currency fluctuations.

Our results of operations are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock.

Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including:

●	Changes in the number of our points of distribution;
●	Weather trends;
●	Changes in our merchandise mix; and
●	The timing of new product introductions.

The growth of our business depends on the successful execution of our growth strategy, including our efforts to expand internationally by growing our e-commerce business.

Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia (specifically China, Japan, Korea), Europe (specifically UK, France, Germany and Spain) and North America. These arrangements are contingent upon our ability to continually introduce our products to new markets. The implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we seek to operate could adversely affect our ability to commence new, international operations, which could have an adverse impact on our growth strategy. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in various countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy, especially where we are not yet established, depends on our ability to appreciate regional market demographics, and we may not be able to do so. If our international expansion plans are unsuccessful, our growth strategy and our financial results could be materially adversely affected.

If we are unable to respond effectively to changes in market trends and consumer preferences, our market share, net sales and profitability could be adversely affected.

The success of our business depends on our ability to identify the key product and market trends and bring to market in a timely manner products that satisfy the current preferences of a broad range of consumers (either by enhancing existing products or by developing new product offerings). Consumer preferences differ across and within different parts of the world, and shift over time in response to changing aesthetics and economic circumstances. We believe that our success in developing products that are innovative and that meet our consumers’ functional needs is an important factor in our image as a premium brand, and in our ability to charge premium prices. We may not be able to anticipate or respond to changes in consumer preferences, and, even if we do anticipate and respond to such changes, we may not be able to bring to market in a timely manner enhanced or new products that meet these changing preferences. If we fail to anticipate or respond to changes in consumer preferences or fail to bring to market in a timely manner products that satisfy new preferences, our market share and our net sales and profitability could be adversely affected.

We may be unable to appeal to new consumers while maintaining the loyalty of our core consumers.

Part of our growth strategy is to introduce new consumers, including younger consumers, to the Slinger brand. If we are unable to attract new consumers, including younger consumers, our business and results of operations may be adversely affected as our core consumers’ age increases and levels of travel and purchasing frequency decrease. Initiatives and strategies intended to position our brand to appeal to new and younger consumers may not appeal to our core consumers and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new and younger consumers while maintaining our brand’s premium image with our core consumers, then our net sales and our brand image may be adversely affected.

Fluctuations in our tax obligations and effective tax rate may have a negative effect on our operating results.

We may be subject to income taxes in multiple jurisdiction We record tax expense based on our estimates of future payments, which include reserves for uncertain tax provisions in multiple tax jurisdictions. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Further, our effective tax rate in a given financial period may be materially impacted by changes in mix and level of earnings or by changes to existing accounting rules or regulations. In addition, tax legislation enacted in the future could negatively impact our current or future tax structure and effective tax rates.

Our business could suffer if we are unable to maintain our websites or manage our inventory effectively.

We employ a distribution strategy that is heavily dependent upon our company website and third-party e-commerce websites. The effectiveness of our e-commerce strategy depends on our ability to manage our inventory and our distribution processes effectively so as to ensure that our products are available in sufficient quantities and thereby prevent lost sales. If we are not able to maintain our e-commerce channels, or if we are not able to effectively manage our inventory, we could experience a decline in net sales, as well as excess inventories for some products and missed opportunities for other products. In addition, the failure to deliver our products to customers in accordance with our delivery schedules could damage our relationship with these customers and lead to negative feedback being posted on e-commerce sites. Consequently, our net sales, profitability and the implementation of our growth strategy could be adversely affected.

We plan to use cash provided by operating activities to fund our expanding business and execute our growth strategy and may require additional capital, which may not be available to us.

We expect our business to rely on net cash provided by our future operating activities as our primary source of liquidity. To support our business and execute our growth strategy as planned, we will need to generate significant amounts of cash from operations in order to purchase inventory, pay personnel, invest in research and development, and pay for the increased costs associated with operating as a public company. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us, we will need to seek additional capital, through debt or equity financings, to fund our growth. Conditions in the credit markets (such as availability of finance and fluctuations in interest rates) may make it difficult for us to obtain such financing on attractive terms or even at all. Additional debt financing that we may undertake, may be expensive and might impose on us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in merger, consolidation and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the price per share of our common stock in this offering. The holders of new securities may also have rights, preferences or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

Our extended supply chain requires long lead times and relies heavily on manufacturers in Asia.

We rely heavily on manufacturers in Asia which requires long lead times to get goods to markets. The long lead times will require us to carry extra inventory to avoid out-of-stock scenarios. In the event of a decline in demand for our products, due to general economic conditions or other factors, we may be forced to liquidate this extra inventory at low margins or at a loss. In addition, as a result of these long lead times, design decisions are required to be made several months or as early as a year and a half before the goods are delivered. Consumers’ tastes can change between the time a product is designed and the time it takes to get to market. If the designs are not popular with consumers, it could also result in the need to liquidate the inventories at low margins or at a loss, which would adversely affect our results of operations.

We depend on existing members of management and key employees to implement key elements in our strategy for growth, and the failure to retain them or to attract appropriately qualified new personnel could affect our ability to implement our growth strategy successfully.

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel. For instance, our chief executive officer has extensive experience running branded sporting goods as well as retail-oriented businesses and our Chief Financial Officer and Operations Director consultants have extensive financial and operational experience in the global sports industry. Our Chief Marketing officer has extensive experience in digital and on-line marketing. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel as we expand over the next few years, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected. See “Management” for more detail on our executive officers.

Under applicable employment laws, we may not be able to enforce covenants not to compete.

We generally enter into non-competition agreements as part of our employment agreements with our employees. These agreements generally prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefitting from the expertise our former employees or consultants developed while working for us.

For example, some labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts as justification for the enforcement of non-compete undertakings, such as the protection of a company’s trade secrets or other intellectual property.

We face strong competition in all of our product lines and markets, and we may not be able to successfully grow or retain market share in key targeted growth markets and product categories.

We face intense competition in all of the product lines and markets in which we operate from many competitors who compete with us on an international, regional or local level. Our strategy for future growth relies in part on growth in particular countries as well as in particular product categories, and we expect to continue to face strong competition from both global and regional competitors in all of our key growth markets and product categories. We may be unable to establish our brand, or successfully compete once established, in these new markets and product lines. If we fail to compete effectively against our international or regionally focused competitors, we may be unable to expand our market share in our key growth markets or in key product categories, and we may be unable to retain our existing market share in key growth markets or in those markets in which we have traditionally had a strong presence. Failure to protect our market share on a regional level or to grow our market share in key growth markets and product categories could have a material adverse effect on our overall market share and on our net sales and profitability.

We employ limited traditional advertising channels, and if we fail to adequately market our brand through product recommendations, regular introductions and other means of promotion, our business could be adversely affected.

Our marketing strategy depends on our ability to promote our brand’s message by using a mix of advertising heavily skewed to online advertising and social media to promote new product introductions in a cost-effective manner and possibly from time to time the use of newspapers and magazines. We do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.

Failure to protect confidential information of our consumers and our network against security breaches or failure to comply with privacy and security laws and regulations could damage our reputation, brand and business.

A significant challenge to e-commerce and communications, including the operation of our website, is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. On our website, a majority of the sales are billed to our consumers’ credit card accounts directly, orders are shipped to a consumer’s address, and consumers log on using their email address. In such transactions, maintaining complete security for the transmission of confidential information on our website, such as consumers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintaining consumer confidence. In addition, we hold certain private information about our consumers, such as their names, addresses, phone numbers and browsing and purchasing records. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect consumer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our consumers to us through our website. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our consumers. Any compromise of our security or material violation of a non-disclosure obligation could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements that apply to other publicly reporting companies. We cannot predict whether the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from reporting requirements applicable to other publicly reporting companies that are not emerging growth companies. These include: (i) not being required to comply with the auditor attestation requirements for the assessment of our internal controls over financial reporting provided by Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, (ii) not being required to comply with any requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) not being required to provide certain disclosure regarding executive compensation required of larger publicly reporting companies, and (v) not being required to hold a non-binding advisory vote on executive compensation or seek shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the end of our current fiscal year, although, if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of any June 30 before the end of that five-year period, we would cease to be an emerging growth company as of the following December 31. We cannot predict if investors will find our ordinary shares less attractive if we choose to rely on these exemptions. If some investors find our ordinary shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our ordinary shares and our share price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other publicly reporting companies and you may not have the same protections afforded to shareholders of such companies.

Exchange rate fluctuations between the U.S. dollar, the Euro and other foreign currencies, and inflation, may negatively affect our earnings and we may not be able to hedge our currency exchange risks successfully.

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses, including personnel and facilities related expenses, are incurred in other currencies, including GBP and ILS (Israeli Shekel). As a result, we are exposed to the risks that the GBP may appreciate relative to the U.S. dollar, or, if the GBP instead devalues relative to the U.S. dollar, that the inflation rate in the United Kingdom may exceed such rate of devaluation of the GBP, or that the timing of such devaluation may lag behind inflation in the United Kingdom. In any such event, the dollar cost of our operations in the United Kingdom would increase and our dollar-denominated results of operations would be adversely affected. Moreover, substantially all of our purchases from our foreign suppliers are denominated in U.S. dollars. A precipitous or prolonged decline in the value of the U.S. dollar could cause our foreign suppliers to seek price increases on the goods they supply us, which would adversely affect our gross margins if market conditions prevent us from passing those costs on to consumers. We cannot predict any future trends in the rate of inflation in the United Kingdom or the rate of devaluation (if any) of the GBP against any other currency.

Risks Related to Our Operations in Israel

Our product development company and chief marketing officer are located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

We have engaged an Israeli product development & design company to assist in the development of our products and our chief marketing officer resides in Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. In addition, many of our employees, officers, and directors are residents of Israel.

Political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip) and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel, terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations and adversely affect the market price of our ordinary shares.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, there can be no assurance that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition and results of operations.

Further, our operations could be disrupted by the obligations of our employees to perform military service. [Our chief marketing officer is subject to the obligation to perform reserve military duty.] In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

Popular uprisings in various countries in the Middle East and North Africa are affecting the political stability of those countries. Such instability may lead to deterioration in the political and trade relationships that exist between the State of Israel and these countries. Furthermore, several countries, principally in the Middle East, restrict doing business with Israel and companies with an Israeli presence, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in the region continue or intensify. Such restrictions may seriously limit our ability to sell our products to customers in those countries. Parties with whom we may do business could decline to travel to Israel during periods of heightened unrest or tension. In addition, the political and security situation in Israel may result in parties with whom we may have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. In addition, any hostilities involving Israel could have a material adverse effect on our facilities including our corporate office or on the facilities of our local suppliers, in which event all or a portion of our inventory may be damaged, and our ability to deliver products to customers could be materially adversely affected. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturns in the economic or financial condition of Israel, could adversely affect our operations and product development, cause our revenues to decrease and adversely affect our share price following this offering. Moreover, individuals in certain geographical regions may refrain from doing business with Israel and Israeli companies as a result of their objection to Israeli foreign or domestic policies.

Risks Related to This Offering and Ownership of Our Ordinary Shares

There is currently limited liquidity of shares of our common stock.

Shares of our common stock do not trade on a regular basis. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our ordinary shares to be risky, and you should invest in our ordinary shares only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our ordinary shares could be subject to significant fluctuations after this offering in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

●	Actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;
●	Weather conditions, particularly during holiday shopping periods;
●	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;
●	Fluctuations in the market valuations of companies perceived by investors to be comparable to us;
●	The public’s response to our or our competitors’ filings with the Securities and Exchange Commission, or the SEC, or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigation, restructurings or other significant matters;
●	Speculation about our business in the press or the investment community;
●	Future sales of our ordinary shares;
●	Actions by our competitors;
●	Additions or departures of members of our senior management or other key personnel; and
●	The passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our ordinary shares.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our ordinary shares could decline.

The trading market for our ordinary shares will be influenced by the research and reports that equity research analysts publish about us and our business. The price of our ordinary shares could decline if one or more securities analysts downgrade our ordinary shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our ordinary shares, our share price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our ordinary share price and trading volume to decline.

We do not intend to pay dividends on our common shares.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, you should expect to receive a return on your investment in our ordinary shares only if the market price of the ordinary shares increases, which may never occur.

You will incur immediate dilution as a result of this offering.

The initial public offering price is substantially higher than the net tangible book value per share of our ordinary shares based on the total value of our tangible assets less our total liabilities divided by our ordinary shares outstanding immediately following this offering. Therefore, if you purchase ordinary shares in this offering, you will experience immediate and substantial dilution in net tangible book per share value after consummation of this offering. You may experience additional dilution upon future equity issuances. See “Dilution” for a more detailed description regarding dilution.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

Additional sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline.

Risks relating to our business

Our products face intense competition.

Slinger Bag is a consumer products company and the relative popularity of tennis and various sports and fitness activities and changing design trends affect the demand for our products. The athletic equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and sports equipment companies and large companies having diversified lines of athletic and sport equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our online and direct operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers selling our products.

Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms and social media presence are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and sports equipment, constitute significant risk factors in our operations. In addition, the competitive nature of retail including shifts in the ways in which consumers are shopping, and the rising trend of digital commerce, constitutes a risk factor implicating our online and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.

Failure to create and maintain our reputation and brand image could negatively impact our business.

Our success depends on our ability to create, maintain and enhance our brand image and reputation. Creating, maintaining, promoting and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, product innovation and product quality. Our commitment to product innovation and quality and our continuing investment in design (including materials) and marketing may not have the desired impact on our brand image and reputation. In addition, our success in creating, maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns. We could be adversely impacted if we fail to achieve any of these objectives. Our brand value also depends on our ability to create and maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us, our products, consumer data, or any of our key employees, endorsers, sponsors or suppliers could seriously damage our reputation and brand image, regardless of whether such claims are accurate. For example, while we require our suppliers of our products to operate their business in compliance with applicable laws and regulations, we do not control their practices. Negative publicity relating to a violation or an alleged violation of policies or laws by such suppliers could damage our brand image. Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity about regulatory or legal action against us, or by us, could also damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.

If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our revenues and profits.

Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through extensive marketing, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media, mobile applications and online advertising. If we do not successfully market our products or if advertising and promotional costs increase, these factors could have an adverse effect on our business, financial condition and results of operations.

We rely on technical innovation and high-quality products to compete in the market for our products.

Technical innovation and quality control in the design and manufacturing process of athletic equipment is essential to the commercial success of our products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of engineering, industrial design, sustainability and related fields, as well as other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance athletic performance, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with professional athletes, as well as other public figures, including artists, designers and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with professional athletes, or other public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed. Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes or other endorsers, associated with our products that harm the reputations of those athletes or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes, public figures or sports organizations, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures, and sports organizations could adversely affect our brand, sales and profitability.

General economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.

Our products are manufactured and sold outside of the United States, and we conduct purchase and sale transactions in various currencies, which increases our exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s impending exit from the European Union, commonly referred to as “Brexit” or new or proposed U.S. policy changes that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition. We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar or other trading currency, but they also reduce the positive impact of a weaker U.S. Dollar or other trading currency. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

Global economic conditions could have a material adverse effect on our business, operating results and financial condition.

The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

● Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins.

● In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.

● We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies, including in response to certain policies advocated or implemented by the U.S. presidential administration, could have a significant impact on our reported operating results and financial condition.

● Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins and profitability.

● If retailers of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.

● If retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers.

● If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

Our business may be affected by seasonality, which could result in fluctuations in our operating results.

We expect to experience moderate fluctuations in aggregate sales volume during the year. We expect revenues in the first and fourth fiscal quarters to exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for tennis and other sports equipment and in connection with the timing of significant sporting events, such as any Grand Slam tennis tournament and, over time, other sports competition. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue.

We may be adversely affected by the financial health of our customers.

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

To meet anticipated demand for our products in the USA market, we purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

In respect of our Distributor base in most cases with larger tennis markets we are receiving orders directly from distributor partners and then placing these on a back-to-back basis with our vendors. In Europe we will have several smaller distributor markets and we will hold inventory for these markets to call-off on a monthly basis at a premium distributor pricing structure.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.

The athletic equipment retail markets in some countries are dominated by a few large athletic equipment retailers with many stores. These retailers have in the past increased their market share by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity or consumer behavior shifts away from traditional retail, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenues.

Our online operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud; mismanagement of existing retail channel partners. In addition, extreme weather conditions in the areas in which our stores are located could adversely affect our business.

If the technology-based systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally, could be materially adversely affected.

Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and results of operations. Risks specific to our digital commerce business also include diversion of sales from our and our retailers’ brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands.

Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.

We may encounter counterfeit reproductions of our products or products that otherwise infringe our intellectual property rights. If we are unsuccessful in enforcing our intellectual property rights, continued sales of these products could adversely affect our sales and our brand and could result in a shift of consumer preference away from our products.

The actions we take to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others. We also may be unable to prevent others from seeking to block sales of our products as violations of proprietary rights.

We may be subject to liability if third parties successfully claim we infringe on their intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, use, importation and/or sale of certain products.

We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. These actions include contractual measures such as entering into non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information related to business strategy, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely, inadvertently, or improperly used and/or disclosed, resulting in a loss of reputation, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.

In addition, the laws of certain countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights, including outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.

In addition to our own sensitive and proprietary business information, we handle transactional and personal information about our customers and users of our digital experiences, which include online distribution channels and product engagement, adaptive products and personal fitness applications. Hackers and data thieves are increasingly sophisticated and operate social engineering, such as phishing, and large-scale, complex automated attacks that can evade detection for long periods of time. Any breach of our or our service providers’ network, or other vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers’, users’ or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation; resulting in lost sales and consumers, fines, lawsuits, or significant legal and remediation expenses. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S., Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018; and California passed the California Consumer Privacy Act (the “CCPA”) which will go into effect in 2020. These laws impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under GDPR and CCPA) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.

We are subject to the risk our licensees may not generate expected sales or maintain the value of our brands.

We currently license, and expect to continue licensing, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. If our licensees fail to successfully market and sell licensed products, or fail to obtain sufficient capital or effectively manage their business operations, customer relationships, labor relationships, supplier relationships or credit risks, it could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products.

We also rely on our licensees to help preserve the value of our brands. Although we attempt to protect our brands through approval rights over the design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of our licensed brands by our licensees. The misuse of a brand by or negative publicity involving a licensee could have a material adverse effect on that brand and on us.

Failure of our contractors or our licensees’ contractors to comply with local laws and other standards could harm our business.

We work with contractors outside of the United States to manufacture our products. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with environmental, health and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our brand image and sales and force us to locate alternative suppliers, manufacturers or licenses.

Our international operations involve inherent risks which could result in harm to our business.

All of our athletic equipment is manufactured outside of the United States and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes affecting tax laws and trade policy in the U.S. and elsewhere as further described below under “We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate” and “Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.” The U.S. presidential administration has indicated a focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business and adversely affect our results of operations. The administration has also targeted the specific practices of certain U.S. multinational corporations in public statements which, if directed at us, could harm our reputation or otherwise negatively impact our business.

In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.

We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate.

We are subject to the tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which includes a number of significant changes to previous U.S. tax laws that impact us, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, and a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, among other changes. The Tax Act also transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation.

We earn a substantial portion of our income in foreign countries and are subject to the tax laws of those jurisdictions. There have been proposals to reform foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays and rulings. We also utilize tax rulings and other agreements to obtain certainty in treatment of certain tax matters. These holidays and rulings expire in whole or in part from time to time and may be extended when certain conditions are met or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment thus potentially impacting our effective income tax rate.

We may also subject to the examination of our tax returns by the United States Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are also engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.

Changes to U.S. trade policy, tariff and import/export regulations or our failure to comply with such regulations may have a material adverse effect on our reputation, business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

As a result of recent policy changes of the U.S. presidential administration and recent U.S. government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy has in the past and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

We rely on one contract manufacturer to supply our products.

We are supplied with all of our products by 2 prime factory suopliers and 10 secondary part suppliers all located in China. We do not own or operate any manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the products we sell. Our ability to meet our customers’ needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If either of our prime manufacturers were to sever its relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if our manufacturer fails to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.

Our products are subject to risks associated with overseas sourcing, manufacturing and financing.

The principal materials used in our products — 800 denier polyester, plastic/fiberglass molded pieces, PCB boards, batteries, remote control units — are all available in countries where our manufacturing takes place. Our sporting equipment products are dependent upon the ability of our unaffiliated contract manufacturers to locate, train, employ and retain adequate personnel. Slinger Bag contractors and suppliers buy raw materials and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.

There could be a significant disruption in the supply of raw materials from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our unaffiliated contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages, whether government mandated or otherwise and increases in compliance costs due to governmental regulation concerning certain metals used in the manufacturing of our products. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.

Because independent manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including new and potential changes to import tariffs and existing trade policies and agreements, could also have a significant impact on our activities in foreign jurisdictions, and could adversely affect our results of operations.

Our success depends on our global distribution

We distribute our products to customers directly from the factory and through distribution centers located in Xiamen, China, Bangkok, Thailand, West Columbia SC, USA and Ghent, Belgium. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our distribution facilities.

We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.

We are heavily dependent on information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and Slinger Bag will continue to invest in these efforts. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, or failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition.

We also use Information Technology Systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If Information Technology Systems suffer severe damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on Information Technology Systems and personal data collection for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors and consumers. Any interruption in Information Technology Systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation, and loss of users.

Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.

Extreme weather conditions in the areas in which our retail stores, suppliers, customers, distribution centers, manufacturing facilities, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that may negatively impact our operating results and financial condition.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation and expansion of existing businesses, such as our digital commerce operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

We are subject to a complex array of laws and regulations, which could have an adverse effect on our business, financial condition and results of operations.

As a multinational corporation with operations and distribution channels throughout the world, we are subject to and must comply with extensive laws and regulations in the U.S. and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. We may be involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management’s attention from our operations and result in substantial legal fees.

The success of our business depends, in part, on high-quality employees, including key personnel.

Our success depends in part on the continued service of high-quality employees, including key executive officers and personnel. The loss of the services of key individuals, or any negative perception with respect to these individuals, could harm our business. Our success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel. In addition, shifts in U.S. immigration policy could negatively impact our ability to attract, hire and retain highly skilled employees who are from outside the U.S.

The sale of a large number of shares of common stock by our principal stockholder could depress the market price of our common stock.

As of the date hereof, Zehava Tepler beneficially owned approximately 82% of our common stock. The shares may become available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory reserves, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets, hedge accounting for derivatives, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Stock.

We may fail to meet market expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly and at any given time various securities analysts may follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts’ opinions of our future performance, which may, in part, be based upon any guidance we have provided. Analysts’ estimates are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has been brought against other companies following a decline in the market price of their securities. If our stock price is volatile for any reason, we may become involved in this type of litigation in the future. Any litigation could result in reputational damage, substantial costs and a diversion of management’s attention and resources needed to successfully run our business.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

We do not expect to pay dividends in the future; any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Authorization of preferred stock.

We may amend our Certificate of Incorporation to authorize the issuance of up to 50,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors may be empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

Our stock price may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTC Bulletin Board is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

Our shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;

(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US $5,000,000, or (b) average annual revenue of at least US $6,000,000; or

(iii) the issuer of the equity security has been in continuous operation for more than three years and has net tangible assets of at least US $2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock will be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share. Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 75,000,000 shares of common stock, of which 6,095,000 shares of common stock are issued and outstanding as of the date hereof. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

A reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: December 16, 2019	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer and Chief Financial Officer

