Form 10-Q
period 2020-01-31
Slinger Bag Inc.
filed 2020-03-12
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

(443) 407-7564

(Registrant’s Telephone Number, including Area Code)

N/A

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of March 12, 2020, was 24,749,354.

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

SLINGER BAG INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SLINGER BAG INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2020	April 30, 2019
	(Unaudited)
Assets

Current assets
Cash	$13,711	$1,994
Due from related parties	297,246	-
Inventory	1,524,101	-
Prepaid expenses and other current assets	21,209	645
Total current assets	1,856,267	2,639

Property and equipment, net	-	750
Intangible assets, net	-	1,734
Total assets	$1,856,267	$5,123

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$463,551	$-
Accrued interest - related parties	31,323	-
Stock refund payable	-	1,200
Notes payable - related party	1,900,000	-
Convertible note payable , net	81,967	-
Derivative liability	53,571	-
Due to related parties	-	10,114
Total current liabilities	2,530,412	11,314

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 24,380,000 shares issued and outstanding as of January 31, 2020 (unaudited) and April 30, 2019; 12,190,000 shares issuable as of January 31, 2020 (unaudited)	24,380	24,380
Additional paid-in capital	855,122	2,520
Due from affiliate	(837,313)	-
Accumulated deficit	(716,334)	(33,091)
Total stockholders’ deficit	(674,145)	(6,191)
Total liabilities and stockholders’ deficit	$1,856,267	$5,123

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-
Total revenues	-	-	-	-

Operating expenses:
Selling and marketing expenses	104,430	-	127,310	-
General and administrative expenses	180,050	3,472	275,036	16,041
Transaction costs	93,016	-	203,169	-
Total operating expenses	377,496	3,472	605,515	16,041

Loss from operations	(377,496)	(3,472)	(605,515)	(16,041)

Other expenses:
Amortization of debt discount	10,538	-	10,538	-
Interest expense - related party	59,273	-	64,273	-
Interest expense	2,917	-	2,917	-
Total other expense	72,728	-	77,728	-
Loss before income taxes	(450,224)	(3,472)	(683,243)	(16,041)
Provision for (benefit from) income taxes	-	-	-	-
Net loss	$(450,224)	$(3,472)	$(683,243)	$(16,041)

Net loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	24,380,000	24,380,000	24,380,000	24,393,044

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Due from	Accumulated
	Shares	Amount	Capital	Affiliate	Deficit	Total
Balance, April 30, 2018	24,620,000	$24,620	$3,480	$-	$(4,802)	$23,298

Common shares cancelled	(240,000)	(240)	(960)	-	-	(1,200)
Net loss	-	-	-	-	(6,517)	(6,517)
Balance, July 31, 2018	24,380,000	24,380	2,520	-	(11,319)	15,581

Net loss	-	-	-	-	(6,052)	(6,052)
Balance, October 31, 2018	24,380,000	24,380	2,520	-	(17,371)	9,529

Net loss	-	-	-	-	(3,472)	(3,472)
Balance, January 31, 2019	24,380,000	$24,380	$2,520	$-	$(20,843)	$6,057

Balance, April 30, 2019	24,380,000	$24,380	$2,520	$-	$(33,091)	$(6,191)

Net loss	-	-	-	-	(41,196)	(41,196)
Balance, July 31, 2019	24,380,000	24,380	2,520	-	(74,287)	(47,387)

Shares issuable related to agreement with affiliate	-	-	837,313	(837,313)	-	-
Distribution of net assets to shareholder	-	-	15,289	-	-	15,289
Net loss	-	-	-	-	(191,823)	(191,823)
Balance, October 31, 2019	24,380,000	24,380	855,122	(837,313)	(266,110)	(223,921)

Net loss	-	-	-	-	(450,224)	(450,224)
Balance, January 31, 2020	24,380,000	$24,380	$855,122	$(837,313)	$(716,334)	$(674,145)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	January 31, 2020	January 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(683,243)	$(16,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	1,950
Amortization of debt discount	10,538	-
Changes in operating assets and liabilities:
Due from related parties	(290,792)	-
Inventory	(1,524,101)	-
Prepaid expenses and other current assets	(21,209)	-
Accounts payable and accrued expenses	463,551	(2,099)
Accrued interest - related parties	31,323	-

Net cash used in operating activities	(2,013,283)	(16,190)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	1,900,000	-
Proceeds from convertible note payable	125,000	-

Net cash provided by financing activities	2,025,000	-

Net change in cash	11,717	(16,190)
Cash, beginning of the period	1,994	20,782
Cash, end of the period	$13,711	$4,592

Supplemental disclosure of cash flow information:
Interest paid	$32,950	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Distribution of net assets to former shareholder	$15,289	$-
Shares issuable related to agreement with affiliate	$837,313	$-
Debt discount due to derivative liability	$53,571	$-
Cancellation of common stock for refund payable	$-	$1,200

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”) which is 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 20,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 20,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex now owns 100% of Slinger Bag Americas and the sole shareholder of SBL now owns 20,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There are no assets or liabilities or historical operational activity of Slinger Bag Canada.

The operations of Slinger Bag Inc., Slinger Bag Americas and Slinger Bag Canada are collectively referred to as the “Company.”

The Company operates in the sporting and athletic goods business. The Company is the owner of Slinger Launcher, which is a portable tennis ball launcher.

Effective February 25, 2020, the Company increased its number of authorized shares of common stock from 75,000,000 to 300,000,000 and effected a four-to-one forward split of the outstanding shares of common stock (see Note 8). All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split.

Basis of Presentation

As a result of the transactions described above, the accompanying unaudited condensed consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas and Slinger Bag Canada for all periods presented. There was no historical activity in Slinger Bag Americas or Slinger Bag Canada prior to April 30, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $716,334 as of January 31, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s financial statements and notes thereto for the years ended April 30, 2019 and 2018, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on August 6, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three and nine months ended January 31, 2020 are not necessarily indicative of results for the entire year ending April 30, 2020.

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

Inventory

Inventory is valued at the lower of the cost or net realizable value. The Company’s inventory as of January 31, 2020 consisted of finished goods.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash or cash equivalents.

Revenue Recognition

Effective May 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The adoption of ASC 606 had no impact on the Company’s financial statements. The Company did not have any revenue for the three or nine months ended January 31, 2020 or 2019.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

●	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

●	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets
–	Quoted prices for identical or similar assets or liabilities in markets that are not active
–	Inputs other than quoted prices that are observable for the asset or liability
–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

●	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due to their short-term maturity. The Company’s derivative liability was calculated using Level 2 assumptions (see Note 5).

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. At April 30, 2019, the Company had total capitalized property and equipment costs of $3,000 and accumulated depreciation of $2,250. In connection with the Stock Purchase Agreement (see Note 1), the existing property and equipment with a remaining book value of $500 was contributed to the previous majority shareholder of Lazex. As of January 31, 2020, the remaining book value of property and equipment were $0.

Depreciation expense for the three and nine months ended January 31, 2020 was $0 and $250, respectively. Depreciation expense for the three and nine months ended January 31, 2019 was $250 and $750, respectively.

Intangible Assets

Intangible assets consisted of capitalized software costs and are amortized on a straight-line basis over an estimated useful life of three years. At April 30, 2019, the Company had total gross intangible assets of $4,800 and accumulated amortization of $3,066. In connection with the Stock Purchase Agreement (see Note 1), the existing capitalized software with a remaining book value of $1,334 was contributed to the previous majority shareholder of Lazex. As of January 31, 2020, the remaining book value of intangible assets were $0.

Amortization expense for the three and nine months ended January 31, 2020 was $0 and $400, respectively. Amortization expense for the three and nine months ended January 31, 2019 was $400 and $1,200, respectively.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three and nine months ended January 31, 2020 or 2019.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The Company had 12,190,000 common shares issuable as of January 31, 2020 (see Note 7) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had an outstanding note payable convertible into 242,131 shares of common stock as of January 31, 2020 (see Note 5) which was excluded from calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 4: NOTE PAYABLE – RELATED PARTY

On October 3, 2019, the Company entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement making the all principal and accrued interest due on July 15, 2020.

On December 3, 2019, the Company entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making the all principal and accrued interest due on July 15, 2020.

On December 11, 2019, the Company entered into a loan agreement with the same related party for borrowings of $700,000 bearing interest at 24% per annum. All principal and accrued interest were due on July 15, 2020.

On January 6, 2019, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on January 8, 2021.

Interest expense related to this related party for the three and nine months ended January 31, 2020 amounted to $59,273 and $64,273, respectively. Accrued interest due to the related party amounted to $31,323 as of January 31, 2020.

NOTE 5: CONVERTIBLE NOTE PAYABLE

On November 20, 2019, the Company entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on November 20, 2020. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement. The outstanding principal and accrued interest on this convertible note were converted into 369,354 shares of common stock subsequent to January 31, 2020 (see Note 8).

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $53,571 as of the issuance date on November 20, 2019, which has been recorded as a discount to the outstanding note balance and a derivative liability. There was no change in the derivative liability as of January 31, 2020. The discount is being amortized over the term of the agreement. Amortization of debt discounts during the three and nine months ended January 31, 2020 amounted to $10,538 and is recorded as amortization of debt discount in the accompanying consolidated statements of operations. The unamortized discount balance amounted to $43,033 as of January 31, 2020.

NOTE 6: RELATED PARTY TRANSACTIONS

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

In addition, from time-to-time, the Company may advance money to other entities affiliated through common ownership on a short-term basis. As of January 31, 2020, the Company had $297,246 of amounts due from affiliated entities.

As of April 30, 2019, the Company had $10,114 of outstanding borrowings from the previous majority shareholder and sole officer and director of the Company. The borrowings were non-interest bearing and due on demand. In connection with the Stock Purchase Agreement (see Note 1), the outstanding balances were forgiven. As of January 31, 2020, the outstanding balances under this borrowing was $0.

The Company has outstanding notes payable of $1,900,000 and accrued interest of $31,323 due to a related party as of January 31, 2020 (see Note 4).

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of January 31, 2020, the Company had 24,380,000 shares of common stock issued and outstanding.

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

The Company has not issued the shares of common stock as of January 31, 2020. As a result, as of January 31, 2020 the Company has 12,190,000 shares of common stock that are issuable. These shares are expected to be issued and outstanding prior to the end of the fiscal year ended April 30, 2020.

NOTE 8: SUBSEQUENT EVENTS

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL after Zehava Tepler, the owner of SBL, contributed it to Slinger Bag Americas for no consideration.

Effective February 25, 2020, the Company increased the number of authorized shares of common stock from 75,000,000 to 300,000,000 and effected a four-to-one forward split of its outstanding shares of common stock. Prior to the forward stock split, the Company had 6,095,000 shares of common stock issued and outstanding, which became 24,380,000 after the stock split became effective. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split.

On February 11, 2020, the Company entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on February 11, 2021. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement.

On March 1, 2020, the Company entered into a loan agreement with the existing related party debtholder (see Note 4) for additional borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements are due on January 8, 2021.

On March 2, 2020, the holder of the outstanding convertible note payable (see Note 5) elected to convert the outstanding principal of $125,000 and accrued interest of $4,274 into 369,354 shares of the Company’s common stock in accordance with the terms in the agreement. The Company issued such shares to the holder on March 5, 2020.

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

On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”) which is 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 5,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 20,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex now owns 100% of Slinger Bag Americas and the sole shareholder of SBL acquired 20,000,000 shares of common stock (approximately 82%) of Slinger Bag. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc (“Slinger Bag”) and on November 20, 2019, the Company changed its ticker symbol from “LAZX” to “SLBG”.

On October 31, 2019, the Company acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. As of January 31, 2020, there were no assets or liabilities or historical operational activity of Slinger Bag Canada.

The operations of Slinger Bag (formerly known as Lazex), Slinger Bag Americas and Slinger Bag Canada are collectively referred to as the “Company.”

From September 13, 2019 and onward, the Company decided not to provide any travel consulting or tour guide services, but has focused on the development of the Slinger Launcher. The forgoing discussions regarding the business strategy and the development of the Slinger Launcher includes discussion related to certain product development and marketing costs currently being incurred by SBL, an affiliated entity related through common control, the results of which are not reflected in the consolidated operations presented in this report. As of January 31, 2020, the operations of SBL had not been merged with the Company, however, effective February 10, 2020, SBL was contributed to the Company and operations have since been combined. The discussion below relates to the combined operations of both entities.

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

Tennis Ball machines have been around since the 1950’s when they were introduced by Renne Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything has changed in the structure of ball machines products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also very expensive – often well above U.S. $1,000. Up until today 99% of all tennis ball machines have sold to tennis facilities, with only a few to tennis playing consumers.

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

To test the market for its products, Slinger, through its affiliate SBL, initiated a Kickstarter and Indigogo campaign in the Summer of 2019, selling 3,100 units over a 90-day period, which is expected to generate revenue of approximately U.S. $862,000.

In November 2019, the Company shipped 100 new product packages to potential distribution partners, high level players and several tennis journalists as part of a final market testing program. Feedback resulted in a few minor tweaks to the design of our Slinger Launcher, which were incorporated into the final production unit. The Company’s contracted manufacturing facility in China went into full production in late November 2019 and as of January 15, 2020, 4,000 product packages were shipped out of China. These were delivered to logistics facilities in the United States and Belgium in February 2020, at which time order fulfilment commenced. In addition, the Company received five full containers of the Slinger Triniti Tennis Balls which form part of the Slinger Launcher package.

The Company is in various stages of negotiation with 52 individual potential market distribution companies across the globe and, subject to a resumption of operations at its Chinese manufacturing facility, is expecting to manufacture and ship out the next round of Slinger Launchers after distribution agreements are signed for delivery in the Summer of 2020.

Our principal executive office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill Baltimore, MD 21244, and our telephone number is (443) 407-7564.

Strategy

The Company, through the Slinger Launcher, has an opportunity to disrupt the traditional tennis market globally. The Company expects drive 70% of its revenues through its on-line e-commerce platform at www.slingerbag.com with the balance of revenues coming from partnerships with leading wholesalers, federations, organizations and core specialty dealers. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally. Distributor partners will have exclusive territories and will have a recognized background with the tennis industry for their market as well as the financial capacity to aggressive grow the Slinger brand. Uniquely in the sports industry, all consumer orders received into Slingerbag.com from markets outside the United States will be routed back to our local distribution partners to fulfill and to service their local customers. Distributor partners will purchase either FOB Asia in full container loads or ex works from either our USA or Belgium logistics facilities on a less than container load basis. Currently, the Company has on-going discussions with 52 key potential distributor partners around the globe.

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

Brand marketing

As an e-commerce brand, all marketing activity and advertising media will be centered around pushing consumers to www.slingerbag.com Slinger has engaged a leading influencer marketing agency based in London, called Brand Nation and a core partner agency for pay-per-click marketing in New York called Adventure Media Group. Brand Nation will lead all influencer programming including the launch plan to seed up to 1,000 Launchers to leading sports, tennis, Film, TV, Music and blogger celebrities known for the fact that they play tennis regularly. All this influencer activity will be rolled up to the Slinger social media sites and are expected to generate significant brand interest. Adventure Media Group will provide scientific based recommendations for strategic social media advertising across Google, Instagram, YouTube, LinkedIn, and other social media platforms targeting tennis players across all English-speaking markets and drive traffic to the e-commerce platform. All of our distributors around the world will also seed product locally to their key market tennis influencers to further increase the intensity of the influencer effort.

Brand Endorsements

Slinger Bag has reached agreement with several globally recognized brand ambassadors. Nick Bollettieri is a prominent tennis coach globally, having trained 10 world #1 players. Nick will join Slinger Bag as “Head Coach” and will post regular updates on training methods and practice drills. Mike and Bob Bryan (aka the Bryan Brothers) will be the global ambassadors for Slinger Bag and will feature prominently in our marketing messaging.

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

Quinte Computer Services are a global business enterprise solutions systems architect and operator located in Belleville Canada. They have 30 + years’ experience supporting sports brands across the globe with their “back-end” systems. Slinger will be utilizing their Solentris® platform for all enterprise business solutions covering sales & ordering, inventory, finance, and purchase order management, accounts payable and receivable as well their robust financial reporting tools to provide management key information on which to effectively manage the business.

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

Intellectual Property

As at the date hereof, the Company has applied for international patent protection for its main 3 products:

- Tennis Ball Launcher

- Oscillator Platform

- Telescopic Ball Pick-Up Tube

These utility patents are between 12 and 6 months into their patent process and extensions have been filed to cover all global markets.

Research and Development

The Company is involved in additional research and development of ball launchers for other sports. We expect to incur significant research and development costs going forward.

Government Regulation

Not applicable.

Employees

We have three people providing us services on a full-time basis – our chief executive officer, chief marketing officer and a general support employee. Our general counsel and Investor Relations Director are also employed pursuant to service agreements, but neither are providing us services on a full-time basis. We also have consulting-based service agreements with two industry leading experts in finance and operations covering our CFO and Operations Director roles.

Results of Operations for the Three Months Ended January 31, 2020 and 2019

The following are the results of our operations for the three months ended January 31, 2020 as compared to 2019:

	For the Three Months Ended
	January 31, 2020	January 31, 2019	Change
	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-
Total revenues	-	-	-

Operating expenses:
Selling and marketing expenses	104,430	-	104,430
General and administrative expenses	180,050	3,472	176,578
Transaction costs	93,016	-	93,016
Total operating expenses	377,496	3,472	374,024

Loss from operations	(377,496)	(3,472)	(374,024)

Other expenses:
Amortization of debt discount	10,538	-	10,538
Interest expense - related party	59,273	-	59,273
Interest expense	2,917	-	2,917
Total other expense	72,728	-	72,728
Loss before income taxes	(450,224)	(3,472)	(446,752)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(450,224)	$(3,472)	$(446,752)

We had no revenue during the three months ended January 31, 2020 or 2019.

During the three months ended January 31, 2020, we incurred total operating expenses of $377,496 compared with $3,472 during the three months ended January 31, 2019. The increase is due primarily to continued marketing and development activities, website design, attendance at trade events, and additional costs necessary with building our business infrastructure to support our growth in order to commence sales activities. We also incurred transaction-related costs associated with completing the Stock Purchase Agreement with Slinger Bag Americas as well as additional professional fees associated with being a publicly traded company. There were no such costs that occurred during the same period in 2019.

During the three months ended January 31, 2020, we had $10,538 of expenses related to the amortization of debt discounts on convertible debt issued during the quarter ended January 31, 2020. There were no such expenses during the prior year. During the three months ended January 31, 2020, we also had interest expense of $59,273 associated with outstanding borrowings due to related parties and $2,917 of interest expense associated with borrowings due to third parties. We had no interest expense during the three months ended January 31, 2019 as there was no interest-bearing debt outstanding.

Results of Operations for the Nine Months Ended January 31, 2020 and 2019

The following are the results of our operations for the three months ended January 31, 2020 as compared to 2019:

	For the Nine Months Ended
	January 31, 2020	January 31, 2019	Change
	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-
Total revenues	-	-	-

Operating expenses:
Selling and marketing expenses	127,310	-	127,310
General and administrative expenses	275,036	16,041	258,995
Transaction costs	203,169	-	203,169
Total operating expenses	605,515	16,041	589,474

Loss from operations	(605,515)	(16,041)	(589,474)

Other expenses:
Amortization of debt discount	10,538	-	10,538
Interest expense - related party	64,273	-	64,273
Interest expense	2,917	-	2,917
Total other expense	77,728	-	77,728
Loss before income taxes	(683,243)	(16,041)	(667,202)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(683,243)	$(16,041)	$(667,202)

We had no revenue during the nine months ended January 31, 2020 or 2019.

During the nine months ended January 31, 2020, we incurred total operating expenses of $605,515 compared with $16,041 during the nine months ended January 31, 2019. The increase is due primarily to continued marketing and development activities, website design, attendance at trade events, and additional costs necessary with building our business infrastructure to support our growth in order to commence sales activities. We also incurred transaction-related costs associated with completing the Stock Purchase Agreement with Slinger Bag Americas as well as additional professional fees associated with being a publicly traded company. There were no such costs that occurred during the same period in 2019.

During the nine months ended January 31, 2020, we had $10,538 of expenses related to the amortization of debt discounts on convertible debt issued during the quarter ended January 31, 2020. There were no such expenses during the prior year. During the nine months ended January 31, 2020, we also had interest expense of $64,273 associated with outstanding borrowings due to related parties and $2,917 of interest expense associated with borrowings due to third parties. We had no interest expense during the nine months ended January 31, 2019 as there was no interest-bearing debt outstanding.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $716,334 as of January 31, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended January 31, 2020 and 2019.

	For the Nine Months Ended
	January 31, 2020	January 31, 2019
Cash flows from operating activities	$(2,013,283)	$(16,190)
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$2,025,000	$-

We had cash of $13,711 as of January 31, 2020, as compared to $1,994 as of April 30, 2019.

Net cash used in operating activities was $2,013,283 during the nine months ended January 31, 2020, compared with $16,190 during the same period in 2019. The increase in cash used in operating activities was primarily due to additional costs incurred with completing the Stock Purchase Agreement with Slinger Bag Americas during the nine months ended January 31, 2020, as well as the acquisition of inventory relating to the onset of production at our vendors in Asia and the need to prepay up to 33% of all orders in advance. There were no such transactions that occurred during the same period in 2019.

We had no cash flows relating to investing activities during the nine months ended January 31, 2020 or 2019.

Net cash provided by financing activities was $2,025,000 for the nine months ended January 31, 2020. We had no cash flows relating to financing activities during the nine months ended January 31, 2019. Cash provided by financing activities in 2020 consisted of proceeds of $1,900,000 from notes payable with a related party, as well as $125,000 in proceeds from a convertible note payable.

Description of Indebtedness

On October 3, 2019, we entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, we entered into an Amended and Restated Loan Agreement making the all principal and accrued interest due on July 15, 2020.

On December 3, 2019, we entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, we entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making the all principal and accrued interest due on July 15, 2020.

On December 11, 2019, we entered into a loan agreement with the same related party for borrowings of $700,000 bearing interest at 24% per annum. All principal and accrued interest were due on July 15, 2020.

On January 6, 2019, we entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on January 8, 2021.

On March 1, 2020, we entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements are due on January 8, 2021.

Additional borrowings are expected from this related party in order to fund operations over the next year.

On November 20, 2019, we entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on November 20, 2020. The outstanding principal and accrued interest are convertible into shares of our common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement. The outstanding principal and accrued interest on this convertible note were converted into 369,354 shares of common stock subsequent to January 31, 2020 and the Company issued the former holder of this note such shares on March 5, 2020.

On February 11, 2020, we entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on February 11, 2021. The outstanding principal and accrued interest are convertible into shares of our common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement.

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

Subsequent to the Stock Purchase Agreement entered into on August 23, 2019, we have taken steps to enhance and improve the design of our disclosure controls. These steps include implementing a robust financial information and accounting system, and hiring consultants to help ensure that required information is recorded, processed, summarized and reported within the SEC’s required timeframes in order for our disclosure controls to become effective during the year ended April 30, 2020.

Changes in Internal Control Over Financial Reporting

As a result of the Stock Purchase Agreement entered into on August 23, 2019, the Company had a change in control in ownership and in management overseeing controls over financial reporting. The Company implemented a new accounting system and has hired consultants to assist with its financial reporting and accounting issues.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Not applicable.

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

Risks Related to our Operations in China

Our manufacturing takes place in China and, therefore, is susceptible to shutdowns and delays caused by coronavirus and other diseases and epidemics

As at the date hereof, our sole manufacturing facility is in China. Due to the outbreak of the coronavirus, our manufacturing facility has been shut down, which will cause significant delays in manufacturing and delivery of our products. Even after our manufacturing facility resumes operations, there may be further outbreaks of coronavirus and other diseases and epidemics, which may cause further delays and shutdowns. This, in turn, will negatively affect our revenue and increase our expenses and costs.

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

Risks Related to Ownership of Our Ordinary Shares

There is currently limited liquidity of shares of our common stock.

Shares of our common stock do not trade on a regular basis. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for our shares to be sold. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our ordinary shares to be risky, and you should invest in our ordinary shares only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our ordinary shares could be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

We are supplied with all of our products by 2 prime factory suppliers and 10 secondary part suppliers all located in China. We do not own or operate any manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the products we sell. Our ability to meet our customers’ needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If either of our prime manufacturers were to sever its relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if our manufacturer fails to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which 24,749,354 shares of common stock are issued and outstanding as of the date hereof. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of securities during the three months ended January 31, 2020 were disclosed in current reports on Form 8-K, which are incorporated by reference into this report.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL after Zehava Tepler, the owner of SBL, contributed it to Slinger Bag Americas for no consideration.

Item 6. Exhibits

10.1	Form of Convertible Redeemable Note issued on November 20, 2020

10.2	Form of Convertible Redeemable Note issued on February 11, 2020

10.3	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc.

10.4	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc.

10.5	Loan Agreement dated December 11, 2019 with 2490585 Ontario Inc.

10.6	Loan Agreement dated January 6, 2020 with 2490585 Ontario Inc.

10.7	Loan Agreement dated March 1, 2020 with 2490585 Ontario Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: March 12, 2020	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer and Chief Financial Officer

