Form 10-K
period 2020-04-30
Slinger Bag Inc.
filed 2020-08-24
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2020

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

Commission File Number: 333-214463

SLINGER BAG INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2709 NORTH ROLLING ROAD, SUITE 138

WINDSOR MILL

MARYLAND 21244

(Address of principal executive offices) (Zip code)

(443) 407-7564

(Registrant’s Telephone Number, including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on October 31, 2019, the registrant’s most recently completed second fiscal quarter, was $8,760,000.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 24, 2020, was 26,209,714.

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

SLINGER BAG INC (FORMERLY KNOWN AS LAZEX INC.)

ii

SLINGER BAG INC.

Annual Report on Form 10-K for the

Fiscal Year Ended April 30, 2020

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

PART I

ITEM 1. Business

History of our Company

Lazex Inc. (the “Company” or “Slinger”), was formed on July 12, 2015 as a Nevada corporation. From its inception until September 13, 2019, the Company was in the business of providing travel consulting and tour guide services. On September 16, 2019, Slinger Bag Americas Inc. (“Slinger Bag Americas”) acquired 20,000,000 shares of the Company’s common stock from its then shareholders. On September 16, 2019, the Company acquired 100% of the outstanding shares of “Slinger Bag Americas” when the then owner of Slinger Bag Americas contributed her shares of Slinger Bag Americas to the Company in exchange for 20,000,000 shares of the Company. The result of the foregoing transactions is that Slinger Bag Americas became a wholly-owned subsidiary of the Company. From September 16, 2019 and onward, the Company ceased its performance of travel consulting or tour guide services and has switched its focus to the development of the technologies and products owned by Slinger Bag Americas and its affiliates.

On February 10, 2020, Slinger Bag Americas acquired a 100% ownership stake in Slinger Bag Ltd (“SBL”). SBL owns the intellectual property rights pertaining to the Slinger Launcher (described more fully below) and was responsible for the Kickstarter campaign described more fully below.

On February 25, 2020, the Company increased the number of authorized shares of Common Stock from 75,000,000 to 300,000,000 and effected a 4-1 forward split of its outstanding shares of common stock. Approval of the Company’s stockholders was not required to be obtained, as authorized by Nevada Revised Statute Section 78.207, et seq. The forward split became effective on February 25, 2020. As a result of the forward stock split, each share of the Company’s common stock outstanding has been split into four shares of the Company’s common stock. All references in this report to numbers of shares reflect the Company’s 4-1 forward split.

Through its ownership of Slinger Bag Americas and SBL, Slinger is the owner of the Slinger Launcher and is focused on the Ball Sport Market globally. Slinger has developed and patented a highly portable and affordable Ball launcher built into an easy to transport wheeled trolley bag (the “Slinger Launcher”). The Slinger Bag allows anyone to simply and easily control the speed, frequency and elevation of balls that are launched for practice, training or fitness purposes.

Slinger will initially focus all its energies on the Tennis market worldwide.

For the regular tennis player Slinger is much more than a tennis ball launcher. It also functions as a complete tennis bag with ample room for racquets, shoes, towels, water bottles and other accessories and can charge mobile phones and other devices.

Tennis Ball machines have been around since the 1950’s when they were introduced by Renne Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything has changed in the structure of ball machines products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also very expensive – often well above U.S. $1,000. Up until today 99% of all tennis ball machines have sold to tennis facilities, with only a few being sold directly to tennis playing consumers.

According to the Tennis Industry Association (www.tia.org) the single largest challenge facing tennis participation is the fact that 34% of lapsed players cited a “lack of a playing partner” as the reason for them stopping to play tennis. Slinger goes a long way to solving this issue.

The global tennis market is regarded by industry experts, governing organizations, Tennis brands and tennis-specific market research companies as having 100 million active players globally, with as many consumers again being avid fans of the sport. Of this 100 million tennis player market, 20 million players are regarded as frequent or avid players – players who play regularly - at least 1 time per month. These avid players drive the total tennis industry and account for 80% of all tennis revenues worldwide.

It is this avid player market that Slinger is focused on penetrating with its Slinger Launcher and associated tennis accessories.

Slinger intends to disrupt this traditional tennis market by creating a new ball machine category – called Slinger Launcher – and marketing lightweight, portable, versatile and affordable Slinger Launchers directly to avid, regular tennis players. Constructed within a standard-sized, wheeled trolley tennis bag, a Slinger Launcher weighs around 15kgs / 33lbs when empty. If stored with 72 Balls inside the weight increases to 19kgs / 42lbs. It can easily be stored in the trunk of saloon/sedan car, wheeled to the court and set up within minutes to use. The Slinger Launcher is powered by a Lithium battery that can last up to 4 hours of play depending on the settings being used. Slinger’s convenience as a tennis bag combined with its ease of operation and overall performance as a tennis ball launcher is the basis that the company will target direct sales to these avid players.

While the initial brand focus is clearly on Tennis, Slinger is developing similar launchers to address other forms of tennis around the globe that are either rapidly gaining new participants or are already well-established sports in their own right. These include, but are not limited to Pickleball (USA), Soft Tennis (Japan) and Paddle Tennis (International markets).

In future years the company plans to enter new ball sport markets such as Baseball, Softball, Cricket, Lacrosse and other popular ball sports.

To test the market for its products, Slinger, through its affiliate SBL, initiated a Kickstarter and Indiegogo campaign in 2019, selling 3,100 units which generated revenue of approximately U.S. $858,000.

At the beginning of November 2019, the Company shipped 100 new product packages to potential distribution partners, high level players, tennis journalists and tennis bloggers as part of a final market testing program. Feedback resulted in minor tweaks to the design of the Slinger Launcher, which have all been incorporated into the final production unit. Our manufacturing facility in China went into full production in late November 2019. As of April 30, 2020, we had manufactured close to 10,000 product packages out of our vendor sources in southern China. These were shipped to our logistics facilities located in South Carolina for the United States market and to Belgium and Xiamen, China for all other international markets.

Additionally, we ordered and shipped several containers of Slinger Triniti Tennis Balls from Wilson Sporting Goods (our supplier) in Thailand to the United States and Belgium for onward distribution.

The Company has already signed a number of exclusive distribution agreements covering Japan, UK & Ireland, Switzerland and the Scandinavian markets covering Denmark, Sweden, Norway and Finland and is in various stages of negotiation with another 35 potential market distribution companies across the globe.

Manufacturing production is back to full capacity and discussions are under way with all Slinger vendors to reduce production lead-times and to increase production capacities to meet expected increased demand both in core start-up markets such as the United States of America and through the distribution partners in international markets already signed to long-term distribution agreements.

Our principal executive office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244, and our telephone number is 443-407-7564.

Strategy

The Company has an opportunity to disrupt the traditional tennis market globally. The Company expects to drive 80% of its global revenues through a direct-to-consumer go-to-market strategy, whether that be through its on-line e-commerce platform at www.slingerbag.com or through associated e-commerce platforms established and managed by its distribution network. The balance of revenues will come from partnerships with leading tennis wholesalers and specialty tennis dealers, country tennis federations and through affiliate marketing programs aimed at teaching pros and brand influencers. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally, Canada and its founder’s home market of Israel. As the business develops other markets may be added to this direct sale market list. Distributor partners will have exclusive territories and will have a respected and recognized background within the tennis industry for their marketplace, as well as having the financial capacity, personnel and service infrastructure to aggressively grow the Slinger brand. Slinger will be one of the first brands across the wider sports industry to adopt a program of soliciting consumer orders through its own e-platform portal at www.slingerbag.com and routing them directly back to each local distribution partner to fulfill and to service local consumers. This will supplement and compliment Distributors’ own e-commerce activities through their respective e-platform portals. All distributor partners will purchase either with advanced orders, based on a vendor-direct FOB Asia direct shipment or through at once orders via 1 of our 3 global 3rd party distribution facilities. These at once orders will be delivered on a duty paid basis and at premium cost price to the distributor to the advanced order FOB Asia direct ship price structure. Currently, the Company has signed a number of exclusive distribution agreements in key international markets and has on-going partnership discussions with another 35 key potential distributor partners across the globe and is aiming to close these distribution arrangements in the coming months in line with market importance and Slinger’s ability to service their product needs.

The United States market will remain a direct to consumer market for Slinger. As the largest Tennis market in the world with 17.4 million players of which 10.5million are regular / avid players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Direct to consumer sales will be supplemented by one or more leading tennis wholesalers who own large databases of coach, player, college, high school and club clients and preferred select tennis specialty dealers. This market will be serviced out of a third-party logistics facility in West Columbia SC and operated Slinger’s preferred global logistics partners, DSV, one of the world’s leading suppliers of freight-forwarding, logistics and warehousing services.

Brand Marketing

As a direct-to-consumer e-commerce brand, all marketing activity and advertising media will be centered around pushing consumers to www.slingerbag.com and converting them to purchases. Slinger has engaged a number of leading agencies to support its global marketing efforts:

Brand Nation is a world class influencer marketing agency based in London. Brand Nation will lead all influencer programming globally. Slinger has seeded about 50% of its planned 1,000 global influencers to date. Influencers targeted are wide ranging and include leading sports, tennis, film, TV, music and blogger celebrities all known for the fact that they play tennis regularly and have a fan base in excess of 10,000 followers. All influencer activity is rolled back up to the Slinger social media platforms as a means of generating significant brand awareness and product interest.

Ad Venture Media Group is a New York based leading PPC (pay-per-click) agency whose work is grounded in sophisticated scientific analysis of consumer data and consumer trends and they are recognized globally as leaders in paid search and paid social media campaigns. Ad Venture Media will lead all Slinger PPC activity on a performance-based fee structure and is briefed to drive consumer engagement, through bespoke advertising campaigns that are aligned to our product profitability objectives.

In the United States market, we have partnered with an organization called Team HQS who will manage an affiliate marketing program across USA based teaching professionals, players, juniors and events. These affiliates will be provided with unique affiliate marketing codes to share with their social media followers and other such communities that they are connected to and each will receive an affiliate marketing fee based on revenues generated by consumers purchasing Slinger products attributable to their unique code.

Each of our distributor partners around the world are establishing their Slinger Bag distribution business as Slinger itself would do if it was establishing a Slinger Bag subsidiary in each market. As such, each distributor will also adopt all forms of Slinger brand marketing programs as well as initiating new local concepts of their own – all aimed at reaching the avid/regular tennis player directly and ensuring that the Slinger brand message is consistent around the globe. Slinger Bag has agreed a local marketing budget structure with each distributor as part of its distribution agreement. This marketing budget will be primarily funded by the distributor partner with an additional contribution coming from Slinger with the contribution being linked to the distributors purchase objectives. Each distributor will execute local grassroots programs including demonstration days, local teaching pro partnerships, specialist tennis network communications, seeding of Slinger Bag product locally as necessary to local key market tennis influencers to further increase the intensity of the influencer effort. Marketing dollars will also be allocated to Google, Facebook, YouTube and other social media advertising spend and, where appropriate, approved and overseen by Ad Venture Media Group.

Distribution Agreements

As at the date of this report, Slinger Bag Americas has entered into exclusive distribution agreements for Slinger’s line of products, including, but not limited to, tennis ball launcher devices, tennis ball launcher accessories, sports bags, tennis balls tennis court accessories and other tennis related products in the following markets and with the following distributors:

Territory	Distributor	Minimum Purchase Requirement of Slinger Bag Tennis Ball Launchers
Japan	Globeride Inc.	32,500 through the end of January 2025
United Kingdom and Ireland	Framework Sports & Marketing Ltd	9,000 through the end of May 2025
Switzerland	Ace Distribution	3,000 through the end of May 2025
Denmark, Finland, Norway and Sweden	Frihavnskompagniet ApS	6,500 through the end of December 2025

Brand Endorsements

Slinger has reached agreement with several globally recognized brand ambassadors.

Nick Bollettieri is without question the most famous tennis coach globally, having trained 10 world #1 players such as Andre Agassi, Jim Courier, Boris Becker, Monica Seles, Maria Sharapova and Serena Williams. Nick will join Slinger Bag as “Head Coach” and will provide registered Slinger consumers with regular training and coaching tips through Slingers “Coaches Corner” on its website.

Mike & Bob Bryan (aka the Bryan Brothers – the foremost doubles team in the Tennis world) will be the global ambassadors for Slinger Bag from the global Tennis tour and will feature prominently in our marketing messaging.

The Professional Tennis Registry (PTR) – a United States-based teaching teacher association with approximately 40,000 members will become a non-exclusive strategic partner for Slinger with all their members able to access an affiliate member part of our website.

PTCA Central Europe is a European Coach organization of leading touring pro coaches and they, like others, will undertake an affiliate marketing approach.

Slinger Bag is currently in discussions with other organizations, events, prominent coaches and players and has to date seeded Slinger Bag products to 12 of the Top 20 ATP male players, 5 of the top 20 WTA women players, plus numerous other top-class touring and teaching professionals.

Throughout the summer Slinger Bag became or will become a brand sponsor of several prominent tennis events, e.g. Battle of the Brits, Tie Break 10s (all shown live across the globe).

Strategic Brand Partnerships

Slinger Bag is actively working on securing a number of highly visible ground-breaking strategic partnerships across tennis. These partnerships will both provide Slinger Bag either with co-branded products to supplement the core Slinger Bag product offering or a range of services required by Slinger to execute its business operations. Examples of these are

● Professional Tennis Registry (PTR):

The PTR is the world’s most prestigious teaching pro organization with more than 40,000 members. Slinger has partnered with PTR on a non-exclusive basis for the supply of Ball Launchers to their membership.

● DSV Logistics DSV is the world’s leading suppliers of warehousing, freight forwarding and logistics. Slinger will use DSV services in China, Europe and the US to optimize all logistical activities.

● Quinte Computer Systems (QCS) is a business enterprise systems development company based on Canada. Through their Solentris® operating systems they have been at the forefront of supporting many global sports businesses with all of their back-end support programs including sales-order management, inventory management, and financial management. The support of QCS has allowed Slinger to establish rigorous procedures and process to support its global business.

Competition

None. There are currently no competitors with products that are similar to the Slinger Bag. There are, however, tennis ball machines, including the following machines:

●	Spinshot Player Tennis Ball Machine
●	Spinfire Pro 2
●	Lobster Sports Elite 3
●	Spinshot Plus-2
●	Lobster Sports Elite Grand V Limited Edition
●	Lobster Sports Phenom II
●	Spinshot Plus
●	Lobster Sports Elite 2
●	Spinshot Pro
●	Lobster Sports Elite 1
●	Spinshot Lite
●	Lobster Sports Elite Liberty Tennis Ball Machine
●	Match Mate Rookie
●	https://sportstutor.com/tennis-cube/
●	https://sportstutor.com/tennis-tutor-prolite/
●	https://sportstutor.com/tennis-tutor/

Raw Materials

All materials used in the Slinger Launder are available off-the-shelf. The trolley bag is manufactured with 600D Polyester and has the CA65 certification for the USA market. The launcher housing, Oscillator and Ball Collector tube parts are produced using an injection mold using poly propylene mixed with 30% glass fibers. The electronic motors, PCB boards and remote-control parts are all standard off the shelf items that have been customized for use within the proprietary Slinger Launcher.

Intellectual Property

The Company retains specialist trademark and patent attorneys with international experience.

As at the date hereof, the Company has applied for international design and utility patent protection for its main 3 products: Slinger Launcher, Slinger Oscillator and Slinger Telescopic Ball Tube.

Patents have been applied for in the following markets: USA, Canada, China, Israel, Japan and the European Patent Organization markets comprising all member states of the European Union (including the UK) together with Albania, Macedonia, Iceland, Liechtenstein, Monaco, Norway, San Marino, Serbia, Switzerland and Turkey.

Trademarks have been applied for in all major markets around the globe Trademark protection has been applied for and/or received in the following countries:

●	USA
●	Chile
●	Taiwan
●	Mexico
●	EU
●	Russia
●	Poland
●	Czech Republic
●	Australia
●	New Zealand
●	China
●	South Korea
●	Vietnam
●	Singapore
●	India
●	Canada
●	United Arab Emirates*
●	South Africa*
●	Columbia*
●	Israel*
●	Japan*
●	Switzerland*
●	Indonesia*
●	Malaysia*
●	Thailand*
●	Turkey*

*Protection is pending.

Slinger Bag Inc. owns the rights to its Slingerbag.com domain and many other Slinger or Slingerbag domain extensions across global markets.

Costs and Effects of Complying with Environmental Regulations

Set forth below is a detailed chart of all Product Certifications held by Slinger for key global markets covering Battery, Remote Control (Radio Wave), and Power Charger. In addition, within the United States, Slinger complies with the required California 65 regulations in respect of the materials used in the construction of its trolley bag.

Overview

UN38.3
MSDS
IC
c UL us LISTED
ASTM
California 65
TÜVRheinland
GS
CE
CB
REACH
RoHS COMPLIANT
In process:
In process:
PS E

Europe

CB

Category	Product	Certification	Certification Standards
Launcher	10Ah Battery	CB	•IEC 62133:2012
	2A Power Charger	CB	•IEC 61558-1:2005+A1 •IEC 61558-2-16:2009+A1
		CE-EMC & CE-LVD	•EN 55014-1:2006+A1:2009+A2:2011 •EN 61000-3-2:2014 •EN 61000-3-3:2013 •EN 55014-2:1997+A1:2001+A2:2008 •EN 61558-1:2005+A1:2009 •EN 61558-2-16:2009+A1:2013
		RoHS	European Council Directive 2011/65/EU on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment
		GS	•EN 61558-1:2005+A1 •EN 61558-2-16:2009+A1 •AfPS GS 2014:01 Par.3.1
	6300RPM Big Motor	CE	•EN 55014-1:2006/A2:2011 •EN 55014-2:1997/A2:2008
		RoHS	2011/65/EU Restriction of Hazardous Substances
	Launcher Gear Motor	CE	•EN 61000-6-3:2007+A1:2011 •EN 61000-6-1:2007 (IEC 61000-4-2；IEC 61000-4-3)
		RoHS	RoHS Directive 2011/65/EU and amendment Commission Delegated Directive (EU) 2015/863 with effective from 22 July 2019

Europe

RoHS COMPLIANT

REACH

CE

Category	Product	Certification	Certification Standards
Launcher	PCB	**RoHS** (for LF HASL)	•RoHS Directive (EU) 2015/863 amending Annex II to Directive 2011/65/EU •IEC 62321-4:2013+A1:2017 •IEC62321-5:2013 •IEC62321-7-2:2017 •IEC62321-6:2015 •IEC62321-8:2017 •Analyzed ICP-OES, UV-Vis, and GC-MS
		REACH (for SVHC)	•SGS In-House method- GZTC CHEM-TOP-092-01, GZTC CHEM-TOP-092-02 •Analyzed by ICP-OES, UV-VIS, GC-MS, HPLC-DAD/MS and Colorimetric
	433MHz Remote Control	**CE Red**	•EN 62479:2010 •EN 50663:2017 •Final draft EN 301 489-1 V2.2.2(2019-09) •EN 301 489-3 V2.1.1(2019-03) •EN 300 200-1 V3.1.1 (2017-02) •EN 300 220-2 V3.1.1 (2017-02)
Oscillator	Oscillator Gear Motor	**CE**	•EN 61000-6-3:2007+A1:2011 •EN 61000-6-1:2007 •(IEC 61000-4-2 ； IEC 61000-4-3)
		RoHS	RoHS Directive 2011/65/EU and amendment Commission Delegated Directive (EU) 2015/863 with effective from 22 July 2019
Ball Tube		**CE**	•EN 71-1:2014+A1:2018 •EN 71-2:2011+A1:2014 •EN 71-3:2013+A3:2018

North America

FC

c UL us LISTED

UR

IC

California 65

ASTM

Category	Product	Certification	Certification Standards
Launcher	2A Charger	**FCC**	• FCC Part 15 Subpart B, 10-1-2014 Edition
		UL/ CUL	• UL 60950-1, 2nd Edition, 2014-10-14 (*Information Technology Equipment - Safety- Part 1: General Requirements*) • CAN/ CSA C22.2 No. 60950-1-07, 2nd Edition, 2014-10 (*Information Technology Equipment - Safety - Part1: General Requirements*)
	PCB	**UL** (for Wiring, Printed- Component)	
	433 MHz Remote Control	**FCC**	• FCC Part 15, Subpart C, Section 15.231
		IC	• RSS-210 Issue 9 Aug, 2016
	Trolley Bag	**California 65** (for Fabric & Printing)	
Ball Tube		**Consumer Safety Specification for Toy Safety**	• ASTM F963-17

Asia. Oceania

Category	Product	Certification	Certification Standards
Launcher	10Ah Battery	KC	• KC62133(2019-02)
		PSE	• Interpretation for METI Ordinance of Technical Requirements (H25.07.01) Appendix 9: Lithium ion secondary batteries
		RCM	• AS/ NZS CISPR 32:2015 • IEC 62133:2012
		BSMI	• CNS15364
		BIS	• IS16046
	2A Charger	SAA	• AS/ NZS 61558.1:2008+A1 • AS/ NZS 61558.2.16:2010+A1+A2+A3
		PSE	• Interpretation on Ministerial Ordinanace establishing Technical Requirements Appendix 12: J61558-1(H26), J61558-2-16(H26), J55014-1(H20) • Appendix 4 of the Enforcement Regulations (AC Electrical Appliances)
		KC	• K 60950-1(2011-12)
	433 MHz Remote Control	KC RF	
	315 MHz Remote Control	MIC	• Ordinance of MPT N°37, 1981

■ GRAY: In process

Globe

Category	Product	Certification	Certification Standards
Launcher	10Ah Battery	**UN38.3**	• ST/SG/AC.10/11/Rev.6/Amend.1/Section 38.3
Launcher	10Ah Battery	**Material Safety Data Sheet (MSDS)**	• EEC Directive 93/112/EC • UN *Recommendation on the Transport of Dangerous Goods*
Launcher	10Ah Battery	**Identification and Classification Report for Air Transport of Goods**	• *IATA Dangerous Goods Regulations*
Launcher	10Ah Battery	**Identification and Classification Report for Transport of Goods (By Sea)**

Research and Development

The Company is involved in additional research and development of transportable, affordable and player-enhancing ball launching machines and associated game improvement products for all Ball Sports. Following a successful launch of its tennis ball launcher and provided that the Company achieves certain performance targets, Slinger Bag plans to adapt its technology and introduce similar transportable, versatile and affordable ball launchers for Baseball, Softball, Cricket and other high participation ball sports.

Slinger Bag retains outside consultants to provide research and product design services and each consultant has a specific expertise (molding technology, electronics, product design, bag design as examples). We also are working with a select group of highly qualified and resourceful third-party suppliers in Asia. We are continually striving to identify product enhancements, new concepts and improvement to the production process on an on-going daily basis. In respect of any new project, management provides detailed briefs, market data, product cost targets, competitive analysis, timelines and project cost goals to either the product consultants or vendors and manages them to agreed key performance indicators (“KPIs”). These KPI’s include but are not limited to (i) manufacturing to target costs; (ii) agreed development timelines; (iii) established quality criteria; (iv) defined performance criteria.

Outside of this we retain specialist trademark and patent attorneys and bring them in to the projects as needed.

Government Regulation

Both Slinger Launcher and Slinger Oscillator meet all the United States government requirements for electrical, radio wave and battery standards as well as having all necessary and required certification to facilitate global marketing and sales of these products.

Quality Control

Quality control is a critical function within Slinger. As a new brand our business enterprise success will be solely dependent on the quality and consistency of our products. To ensure the highest levels of quality control, Slinger has engaged a QC/Vendor Management partner located in Taiwan with offices in Southern China. The QC partner, Stride-Innovation, has over 30 years of experience working with Ball Sport companies such as ours and is steeped in knowledge, resources and experience in working with Chinese vendors of sports equipment.

In partnership, together, we have created and documented Slinger quality guidelines, testing procedures and warranty processes. We have implemented an agreed Quality Audit process for all product parts being received and used by our product assembly vendor. All products go through a rigorous, statistically valid QC testing approval process before being confirmed as available to be released for shipment to one of our distribution centers or to any of our distribution partners.

Slinger offers a limited warranty with all purchases in accordance with local market statutory regulations. This limited warranty can be further extended by the purchaser registering his/her unique product serial number at www.slingerbag.com/warranty

Vendors

Slinger only works with and through highly reputable third-party suppliers. We are in the process of finalizing vendor agreements with each of our key vendor partners and through our vendor management partner. Our management and our vendor management partner, Stride-Innovation, regularly visit the vendor facilities and monitor production, employee conditions and welfare and undertake quality control testing. We do not utilize or condone the use of child labor of any kind in the production of our products. We ensure that our vendor partners are providing quality workplace conditions, workplace health and safety, employee care and support programs that meet or exceed all statutory requirements.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $10,228,513 as of April 30, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company intends to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights.

ITEM 1A. Risk Factors

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

Consumer purchases of discretionary premium sporting good items, which include all of our products, may be adversely affected by the current Coronavirus pandemic, as well as economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies influence public spending confidence. Recent dramatic downturns in the strength of global stock markets, currencies and key economies have highlighted many if not all of these risks.

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

There continues to be a significant and growing volatility and uncertainty in the global economy due to the coronavirus or covid-19 (“Coronavirus”) pandemic affecting all business sectors and industries. In addition, the on-going uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt and concerns regarding the future viability of the European Union and the possible effects of its unraveling) and any resulting disruption could adversely impact our net sales in Europe and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our on-line sales portals (which currently includes our own website www.slingerbag.com) and could materially and adversely affect our results of operations, financial position and growth strategy.

Likewise, the current impasse in USA-China trade relations has resulted in import duties for all Slinger products into the USA being increased from the previous standard of 5% to 30%. Management has taken the view that at this time in the early years of Slinger growth, gaining distribution and share outweighs the immediate margin consideration and has decided to take the added increase in import tariffs as a margin loss.

We rely on independent manufacturers and suppliers.

We outsource the manufacture and assembly of all our products to companies located in China. We do not control our independent manufacturers and suppliers or their labor and other business practices. Violations of labor, environmental or other laws by an independent manufacturer or supplier, or divergence of an independent manufacturer’s or supplier’s labor or other practices from those generally accepted as ethical or appropriate in the U.S., could disrupt the shipments of our products or draw negative publicity for us, thereby diminishing the value of our brand, reducing demand for our products and adversely affecting our net income. Additionally, since we do not manufacture our products, we are subject to risks associated with inventory and product quality-control.

Recent events, such as the outbreak of Coronavirus in China during the Chinese New Year holidays resulted in material delays in the production of our products. This resulted in a three-month delay in our production. Further delays may be forthcoming should Coronavirus spike for a second time in Asia or otherwise.

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

We depend on the strength of the Slinger® brand.

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

Our trademarks, copyrights, patents, designs and other intellectual property rights are important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and patents. In spite of our efforts, counterfeiting and design copies still occur. If we are unsuccessful in challenging the usurpation of these rights by third parties, this could adversely affect our future sales, financial condition, and results of operations. Our efforts to enforce our intellectual property rights can potentially be met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associated with protecting our intellectual property rights could result in higher operating expenses. Additionally, legal regimes outside the United States, particularly those in Asia, including China, may not always protect intellectual property rights to the same degree as U.S. laws, or the time required to enforce our intellectual property rights under these legal regimes may be lengthy and delay recovery.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our employees, or outside consultants in the course of their employment or retention with us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions.” The Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, has previously held, in certain cases, that employees may be entitled to remuneration for service inventions that they develop during their service for a company despite their explicit waiver of such right. Therefore, although we enter into agreements with all of our employees pursuant to which they waive their right to special remuneration for service inventions created in the scope of their employment or engagement and agree that any such inventions are owned exclusively by us, we may face claims by employees demanding remuneration beyond their regular salary and benefits.

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

Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia, Europe and North America, China, Japan, South Korea, Middle East, India, South Africa and Australia. These arrangements are contingent upon our ability to continually introduce our products to new markets. The implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we seek to operate could adversely affect our ability to commence new, international operations, which could have an adverse impact on our growth strategy. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in various countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy, especially where we are not yet established, depends on our ability to appreciate regional market demographics, and we may not be able to do so. If our international expansion plans are unsuccessful, our growth strategy and our financial results could be materially adversely affected.

If we are unable to respond effectively to changes in market trends and consumer preferences, our market share, net sales and profitability could be adversely affected.

The success of our business depends on our ability to identify the key product and market trends and bring products to market in a timely manner that satisfy the current preferences of a broad range of consumers (either by enhancing existing products or by developing new product offerings). Consumer preferences differ across and within different parts of the world, and shift over time in response to changing aesthetics and economic circumstances. We believe that our success in developing products that are innovative and that meet our consumers’ functional needs is an important factor in our image as a premium brand, and in our ability to charge premium prices. We may not be able to anticipate or respond to changes in consumer preferences, and, even if we do anticipate and respond to such changes, we may not be able to bring to market in a timely manner enhanced or new products that meet these changing preferences. If we fail to anticipate or respond to changes in consumer preferences or fail to bring products to market in a timely manner that satisfy new preferences, our market share and our net sales and profitability could be adversely affected.

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

We employ a distribution strategy that is heavily dependent upon our websites and third-party distributor e-commerce websites. The effectiveness of our e-commerce strategy depends on our ability to manage our inventory and our distribution processes effectively so as to ensure that our products are available in sufficient quantities and thereby prevent lost sales. If we are not able to maintain our e-commerce channels, or if we are not able to effectively manage our inventory, we could experience a decline in net sales, as well as excess inventories for some products and missed opportunities for other products. In addition, the failure to deliver our products to customers in accordance with our delivery schedules could damage our relationship with these customers and lead to negative feedback being posted on e-commerce sites. Consequently, our net sales, profitability and the implementation of our growth strategy could be adversely affected.

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

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel. For instance, our chief executive officer has extensive experience running branded sporting goods as well as retail-oriented businesses. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel as we expand over the next few years, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected. See “Management” for more detail on our executive officers.

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

We do not employ traditional advertising channels, and if we fail to adequately market our brand through product introductions and other means of promotion, our business could be adversely affected.

Our marketing strategy depends on our ability to promote our brand’s message by using online advertising and social media to promote new product introductions in a cost-effective manner and possibly from time to time the use of newspapers and magazines. We do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses, including personnel and facilities related expenses, are incurred in other currencies, including GBP. As a result, we are exposed to the risks that the GBP may appreciate relative to the U.S. dollar, or, if the GBP instead devalues relative to the U.S. dollar, that the inflation rate in the United Kingdom may exceed such rate of devaluation of the GBP, or that the timing of such devaluation may lag behind inflation in the United Kingdom. In any such event, the dollar cost of our operations in the United Kingdom would increase and our dollar-denominated results of operations would be adversely affected. Moreover, substantially all of our purchases from our foreign suppliers are denominated in U.S. dollars. A precipitous or prolonged decline in the value of the U.S. dollar could cause our foreign suppliers to seek price increases on the goods they supply us, which would adversely affect our gross margins if market conditions prevent us from passing those costs on to consumers. We cannot predict any future trends in the rate of inflation in the United Kingdom or the rate of devaluation (if any) of the GBP against any other currency.

Risks Related to our Operations in China

Our manufacturing takes place in China and, therefore, is susceptible to shutdowns and delays caused by coronavirus and other diseases and epidemics

As at the date hereof, our sole manufacturing facilities are located in southern China. Following the outbreak of the coronavirus our manufacturing facility shut down for three months, which caused significant delays in manufacturing and delivery of our products. However, there may be further outbreaks of coronavirus and other diseases and epidemics, which may cause further delays and shutdowns. This, in turn, will negatively affect our revenue and increase our expenses and costs.

Risks Related to Our Operations in Israel

Our product development company and chief marketing officer are located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

We plan to operate Slinger business in Israel under Slinger Bag Israel Ltd. We have also engaged an Israeli product development company to assist in the development of our current and future products and our chief marketing officer resides in Israel. Accordingly, political, economic and military conditions in Israel directly affect our business.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. Our chief marketing officer is subject to the obligation to perform reserve military duty. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

You will incur dilution as a result of any offering of our securities.

To the extent that we sell any securities to third-parties, you will experience immediate dilution, the extent of which depends on the number of securities to be sold. See “Dilution” for a more detailed description regarding dilution.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

We have 26,209,714 outstanding common shares. Of these shares, 5,596,560 shares are in the public float or are eligible for re-sale under Rule 144 under the Securities Act (“Rule 144”). All remaining common shares outstanding are “restricted securities” within the meaning of Rule 144. Additional sales of our common shares in the public market after the date hereof, or the perception that these sales could occur, could cause the market price of our common shares to decline.

Risks relating to our business

Our products face intense competition.

Slinger is a consumer products company and the relative popularity of tennis and various sports and fitness activities and changing design trends affect the demand for our products. The athletic equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and sports equipment companies and large companies having diversified lines of athletic and sport equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our online digital e-commerce operations will compete with brand wholesalers or specialist retailers.

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

Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products and categories, and influencing sports and fitness preferences through extensive marketing, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media, mobile applications and online advertising. If we do not successfully market our products or if advertising and promotional costs increase, these factors could have an adverse effect on our business, financial condition and results of operations.

We rely on technical innovation and high-quality products to compete in the market for our products.

Research and development plays a key role in technical innovation. We rely upon specialists in the fields of engineering, industrial design, sustainability and related fields, as well as other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance player performance, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with professional athletes, as well as other public figures such as teaching pros and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with professional athletes, or other public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed. Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes or other endorsers, associated with our products that harm the reputations of those athletes or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify future athletes, public figures or sports organizations, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures, and sports organizations could adversely affect our brand, sales and profitability.

General economic factors beyond our control, and changes in the global economic environment, including fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings.

Our products are manufactured and sold outside of the United States and we conduct purchase and sale transactions in various currencies, which increases our exposure to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s impending exit from the European Union, commonly referred to as “Brexit” or new or proposed U.S. policy changes that impact the U.S. Dollar value relative to other international currencies. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company’s foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition. We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar or other trading currency, but they also reduce the positive impact of a weaker U.S. Dollar or other trading currency. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

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

● If wholesalers or retailers of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.

● If wholesalers or retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers.

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

We expect to experience moderate fluctuations in aggregate sales volume during the year. We expect revenues in the first and fourth fiscal quarters to exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for tennis and other sports equipment and in connection with the timing of significant sporting events, such as any Grand Slam tennis tournament and, over time, other sports competition. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

We may be adversely affected by the financial health of our customers.

We extend credit to our tennis wholesale and tennis specialist retail customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer our distributor partners the opportunity to place orders three months ahead of delivery under our direct ship ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable distribution partners struggling with economic uncertainty. In the past, some sport customers have experienced financial difficulties up to and including bankruptcies. Such future events would have an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

To meet anticipated demand for our products, we purchase products from manufacturers outside of our direct ship ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.

The sports equipment retail markets in some countries are dominated by a few large athletic equipment retailers with many stores. These retailers have in the past increased their market share by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity or consumer behavior shifts away from traditional retail, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenues.

Our online operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.

Many factors unique to e-commerce operations, some of which are beyond the Company’s control, pose risks and uncertainties. Risks include, but are not limited to credit card fraud or data mismanagement.

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

All of our equipment is manufactured outside of the United States with a large volume of our products being also sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes affecting tax laws and trade policy in the U.S. and elsewhere as further described below under “We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate” and “Changes to U.S. trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.” The U.S. presidential administration has indicated a focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business and adversely affect our results of operations. The administration has also targeted the specific practices of certain U.S. multinational corporations in public statements which, if directed at us, could harm our reputation or otherwise negatively impact our business.

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

We are supplied with all of our product constituent parts by 10 vendors all located in southern China who manufacture the constituent part of Slinger Bag products and route all parts to a final assembly factory located in Xiamen, China. We do not own or operate any manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the products we sell. Our ability to meet our customers’ needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If our manufacturer were to sever its relationship with us or significantly alter the terms of our relationship, including due to changes in applicable trade policies, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if our manufacturer fails to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.

Our products are subject to risks associated with overseas sourcing, manufacturing and financing.

The principal materials used in our products, injection molded plastics, polyester, electrical motors, remote controls, are available in countries where our manufacturing takes place. Our products are dependent upon the ability of our unaffiliated contract manufacturers to locate, train, employ and retain adequate personnel. Slinger Bag contractors and suppliers buy raw materials and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.

There could be a significant disruption in the supply of raw materials from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our unaffiliated contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages, whether government mandated or otherwise and increases in compliance costs due to governmental regulation concerning certain metals used in the manufacturing of our products. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance additional supplies of raw materials or additional manufacturing capacity will be available when required on terms acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.

Because independent manufacturers make all of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Changes in U.S. trade policies, including new and potential changes to import tariffs and existing trade policies and agreements, could also have a significant impact on our activities in foreign jurisdictions, and could adversely affect our results of operations.

Our success depends on our global distribution

We distribute our products to customers directly from the factory and through distribution centers located throughout the world primarily located in Xiamen, China, Ghent, Belgium and South Carolina USA. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects caused by significant disruptions in our distribution facilities.

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

Extreme weather conditions in the areas in which our suppliers, customers, distribution centers and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that may negatively impact our operating results and financial condition.

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

As a global business, we are subject to and must comply with extensive laws and regulations in the U.S. and other jurisdictions in which we have operations and distribution channels. If we or our employees, agents, suppliers, and other partners fail to comply with any of these laws or regulations, such failure could subject us to fines, sanctions or other penalties that could negatively affect our reputation, business, financial condition and results of operations. We may be involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability, antitrust, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means legal and compliance risks, such as anti-bribery, anti-corruption, fraud, trade, environmental, competition, privacy and other regulatory matters, will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, the adoption of new laws or regulations, or changes in the interpretation of existing laws or regulations, may result in significant unanticipated legal and reputational risks. Any current or future legal or regulatory proceedings could divert management’s attention from our operations and result in substantial legal fees.

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

As of the date hereof, Yonah Kalfa beneficially owned approximately 82% of our common stock. The shares may become available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which 26,209,714 shares of common stock are issued and outstanding as of the date hereof. Our Board of Directors has the authority to cause us to issue additional shares of common stock and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

As of the date hereof, we do not lease or own any properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or (iv) been found to have violated any Federal, state or provincial securities or commodities law and such finding has not been reversed, suspended or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock have been quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “LAZX” since May 2019 and “SLGB” since November 2019.

On August 21, 2020, the stock closed at $0.81.

Holders of Record

On the date hereof, there were 94 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Equity Compensation Plans

The Company is preparing to adopt an equity compensation plan for its officers and directors in the second quarter of the fiscal year ending April 30, 2021.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 4, 2020, the Company issued 369,354 shares of common stock to Yuval Shani upon the conversion of the outstanding principal amount and accrued interest on his convertible note into shares of common stock of the Company in full satisfaction of the Company’s obligations under such note.

On May 6, 2020, the Company issued a first tranche of 1,216,560 shares of its common stock to Montsaic Investments, LLC as partial satisfaction of the 8,137,259 shares of common stock to which Montsaic is entitled to receive in connection with its right to a 33% ownership stake in the Company, which was a term in Montsaic;s loan of $1,700,000 to the Company on June 1, 2019.

On May 15, 2020, the Company issued 243,800 shares of common stock to MDM Worldwide Inc. as compensation for the performance of ongoing services.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”) which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 20,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 20,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 20,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There are no assets or liabilities or historical operational activity of Slinger Bag Canada.

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL, along with SBL’s wholly owned subsidiary Slinger Bag International (UK) Limited (“Slinger Bag UK”) formed on April 3, 2019, after Zehava Tepler, the owner of SBL, contributed it to Slinger Bag Americas for no consideration.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada and SBL are collectively referred to as the “Company.”

The Company operates in the sporting and athletic goods business. The Company is the owner of Slinger Launcher, which is a portable tennis ball launcher.

Critical Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada and SBL for the year ended April 30, 2020. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. There was no historical activity in Slinger Bag Americas or Slinger Bag Canada prior to May 1, 2019. The accompanying financial statements for the year ended April 30, 2019 reflect the historical results of Slinger Bag Inc. (formerly known as Lazex). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Effective May 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The adoption of ASC 606 had no impact on the Company’s historical financial statements. The Company’s contracts with customers contain one performance obligation. The Company recognizes revenue for its performance obligation at a point in time once products are shipped or physically delivered, depending on the third-party shipping terms. Amounts collected from customers in advance of revenue being recognized are reflected as deferred revenue on the accompanying consolidated balance sheets.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due to their short-term maturity. The Company’s derivative liability was calculated using Level 2 assumptions.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the year ended April 30, 2020 or 2019.

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants granted in connection with ongoing arrangements are more fully described in Note 6 - Note Payable and Note 8 – Stockholders’ Deficit.

The warrants granted during the year ended April 30, 2020 and 2019 were valued using the Black-Scholes pricing method on the date of grant using the following assumptions below.

	2020	2019
Expected life in years	2 - 5 years	NA
Stock price volatility	121.4% - 144.2%	NA
Risk free interest rate	0.36% - 2.43%	NA
Expected dividends	0%	NA

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The Company had 8,137,859 common shares issuable as of April 30, 2020 which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding notes payable convertible into 8,150,794 shares of common stock as of April 30, 2020, as well as outstanding warrants exercisable into 13,000,000 shares of common stock which were excluded from calculation of diluted earnings per share as the effect is antidilutive. There were no common share equivalents outstanding during the year ended April 30, 2019. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Results of Operations for the Year Ended April 30, 2020 and 2019

The following are the results of our operations for the year ended April 30, 2020 as compared to 2019:

	For the Year Ended
	April 30,	April 30,
	2020	2019	Change
	(Unaudited)	(Unaudited)

Net sales	$686,179	$-	$686,179
Cost of sales	1,370,897	-	1,370,897
Gross loss	(684,718)	-	(684,718)

Operating expenses:
Selling and marketing expenses	563,003	-	563,003
General and administrative expenses	1,549,329	28,289	1,521,040
Stock-based compensation	3,741,746	-	3,741,746
Research and development costs	179,982	-	179,982
Transaction costs	198,443	-	198,443
Total operating expenses	6,232,503	28,289	6,204,214

Loss from operations	(6,917,221)	(28,289)	(6,888,932)

Other expenses:
Amortization of debt discount	1,565,174	-	1,565,174
Interest expense - related party	171,918	-	171,918
Interest expense	573,431	-	573,431
Total other expense	2,310,523	-	2,310,523
Loss before income taxes	(9,227,744)	(28,289)	(9,199,455)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(9,227,744)	$(28,289)	$(9,199,455)

Net sales

To test the market for our products, we initiated a Kickstarter and Indiegogo campaign in 2019, taking orders for 3,100 units for total expected revenue of approximately $866,000. During the year ended April 30, 2020, we shipped orders representing $686,179 in sales. As of April 30, 2020, we had deferred revenue of $179,366 representing units that have not been shipped. We expect these orders to be fulfilled and the sales to be recognized in the year ended April 30, 2021. We had no sales during the year ended April 30, 2019.

Cost of sales

Our cost of sales during the year ended April 30, 2020 amounted to $1,370,897, which represent the cost of units shipped during the year. The loss on these shipments is due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initial scheduled, we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased costs, and (3) due to sanctions by the US against Chinese sourced products, the import duty was raised on all launchers brought into USA increasing cost of sales. As a result, our cost of sales exceeded initial sales values raised in crowdfunding campaign. Once all initial crowdfunding orders are fulfilled, we expect our gross margin to become positive. We had no cost of sales during the year ended April 30,2019 as we had no sales during the year.

Operating expenses

During the year ended April 30, 2020, we incurred total operating expenses of $6,232,503 compared with $28,289 during the year ended April 30, 2019. The increase is due primarily to expenses related to activity commencing during the year ended April 30, 2020 related to marketing and development activities, website design, attendance at trade events, and additional costs necessary to build our business infrastructure to commence sales activities. We also incurred transaction-related costs associated with completing the Stock Purchase Agreement with Slinger Bag Americas as well as additional professional fees associated with being a publicly traded company. We also incurred $3,741,746 in stock-based compensation expense during the year ended April 30, 2020 related to warrants issued to key employees and officers. There were no such costs that occurred during the same period in 2019.

Other expenses

During the year ended April 30, 2020, we had other expenses totaling $2,310,523 which consisted of $1,565,174 for the amortization of debt discounts and $745,349 for interest expense. There were no such expenses during the prior year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $10,228,513 as of April 30, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the year ended April 30, 2020 and 2019.

	For the Year Ended
	April 30,	April 30,
	2020	2019
Cash flows from operating activities	$(4,208,274)	$(27,788)
Cash flows from investing activities	$73,400	$-
Cash flows from financing activities	$4,217,761	$9,000

We had cash of $79,847 as of April 30, 2020, as compared to $1,994 as of April 30, 2019.

Net cash used in operating activities was $4,208,274 during the year ended April 30, 2020, compared with $27,788 during the same period in 2019. The increase in cash used in operating activities was primarily due to our net loss for the period of $9,227,744, offset by non-cash expenses of $3,741,746 for stock-based compensation and $1,924,029 for amortization of debt discounts and non-cash interest expense. Our cash used in operating activities in 2019 was due primarily to our net loss of $28,289.

Net cash provided from investing activities was $73,400 for the year ended April 30, 2020, compared with $0 for the same period in 2019. We had $73,400 in cash we acquired from the contribution of the net assets of Slinger Bag Limited.

Net cash provided by financing activities was $4,217,761 for the year ended April 30, 2020, compared with $9,000 for the same period in 2019. Cash provided by financing activities in 2020 consisted of proceeds of $2,100,000 from notes payable with a related party, $1,950,000 in proceeds from convertible notes payable, and $500,000 from a note payable, offset by distribution to the majority shareholder for $332,239. Cash provided by financing activities in 2019 consisted of net borrowings from related parties.

Description of Indebtedness

Notes Payable – Related Party

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

On March 1, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements are due on January 8, 2021.

On May 12, 2020, the Company borrowed an additional $1,000,000 from this same related party. On July 3, 2020, the Company borrowed an additional $500,000 from this same related party. The borrowings bear interest at a rate of 24% per annum and are due on February 8, 2021. On July 8, 2020, the Company entered into a Purchase Order Financing Agreement (“PO Financing Agreement”) whereby $1,900,000 of the total $3,600,000 in outstanding debt due to the related party has been labeled as inventory financing (“PO Financing Amount”). The PO Financing Amount, along with any accrued interest, is due in full no later than six months from the effective date of the PO Financing Agreement, or January 8, 2021. The outstanding balance of the PO Financing Amount bears interest at a rate of 2% per month. The Company has agreed to repay the PO Financing Amount together with any accrued, but unpaid, interest thereon out proceeds from the sale of its products, licensing activities, revenue to be generated from operations and/or amounts received by the Company from investors, lenders, financiers, financing sources or other persons before making payments of any other nature (including dividends and distributions) except for payments required to finance the Company’s operations. On August 10, 2020, the Company borrowed an additional $250,000 subject to the PO Financing Agreement.

Additional borrowings are expected from this related party in order to fund operations over the next year.

Convertible Notes Payable

On June 1, 2019, the Company entered into a note payable agreement with Montsaic Investments (“Montsaic”) which provided for borrowings of $1,700,000 bearing interest at a rate of 12.6% per annum. All outstanding amounts are due on the maturity date 360 days after the loan issue date. The Company may repay up to 50% of the outstanding balance on the loan prior to the maturity date at their discretion. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 75% of the lowest closing price of the common stock as defined in the agreement. Effective June 1, 2020, the Company and Montsaic amended the terms of the note payable agreement to remove the conversion rights described above and to extend the maturity date to June 1, 2021. On June 30, 2020, the Company borrowed an additional $120,000 from Montsaic, bearing interest at 12.6% per annum and due in full on June 30, 2021.

On November 20, 2019, the Company entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on November 20, 2020. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement. On March 2, 2020, the holder of the outstanding convertible note payable elected to convert the outstanding principal of $125,000 and accrued interest of $4,274 into 369,354 shares of the Company’s common stock in accordance with the terms in the agreement. The remaining balance outstanding was $0 at April 30, 2020.

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

Total outstanding principal of convertible notes payable at April 30, 2020 and 2019 amounted to $1,825,000 and $0, respectively. The outstanding balances are netted with debt discounts at April 30, 2020 and 2019 of $248,933 and $0, respectively.

Note Payable

On March 16, 2020, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 12% per annum. Interest on the note is payable monthly and outstanding principal on the note is due in full on March 16, 2022.

Future amounts due as of April 30, 2020 are summarized as follows.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Related Party	$2,100,000	$2,100,000	$-	$-	$-
Convertible Notes Payable	$1,825,000	$125,000	$1,700,000	$-	$-
Note Payable	$500,000	$-	$500,000	$-	$-
Total	$4,425,000	$2,225,000	$2,200,000	$-	$-

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

The financial statements and supplementary financial information required by this Item are set forth immediately below and are incorporated herein by reference.

SLINGER BAG INC.

April 30, 2020

FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Slinger Bag Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Slinger Bag Inc. and its subsidiaries (the Company) as of April 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and more losses are anticipated in the development of the business. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mac Accounting Group, LLP

We have served as the Company's auditor since 2019.

Midvale, Utah

August 24, 2020

Slinger Bag Inc.

Consolidated Balance Sheets

	April 30,	April 30,
	2020	2019

Assets
Current assets
Cash	$79,847	$1,994
Inventory	919,644	-
Prepaid expenses and other current assets	381,510	645
Total current assets	1,381,001	2,639

Property and equipment, net	-	750
Intangible assets, net	-	1,734
Total assets	$1,381,001	$5,123

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$989,112	$-
Deferred revenue	179,366	-
Accrued interest - related parties	138,967	-
Stock refund payable	-	1,200
Notes payable - related party	2,100,000	-
Convertible notes payable, net	82,128	-
Derivative liability	620,238	-
Due to related parties	377,106	10,114
Total current liabilities	4,486,917	11,314

Long-term liabilities
Long-term portion of convertible notes payable, net	1,493,939	-
Note payable, net	393,975	-
Total liabilities	6,374,831	11,314

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 24,749,354 and 24,380,000 shares issued and outstanding as of April 30, 2020 and 2019, respectively; 8,137,859 shares issuable as of April 30, 2020	24,749	24,380
Additional paid-in capital	5,214,970	2,520
Accumulated other comprehensive loss	(5,036)	-
Accumulated deficit	(10,228,513)	(33,091)
Total stockholders’ deficit	(4,993,830)	(6,191)
Total liabilities and stockholders’ deficit	$1,381,001	$5,123

See accompanying notes to consolidated financial statements

Slinger Bag Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	April 30,	April 30,
	2020	2019

Net sales	$686,179	$-
Cost of sales	1,370,897	-
Gross loss	(684,718)	-

Operating expenses:
Selling and marketing expenses	563,003	-
General and administrative expenses	1,549,329	28,289
Stock-based compensation	3,741,746	-
Research and development costs	179,982	-
Transaction costs	198,443	-
Total operating expenses	6,232,503	28,289

Loss from operations	(6,917,221)	(28,289)

Other expenses:
Amortization of debt discount	1,565,174	-
Interest expense - related party	171,918	-
Interest expense	573,431	-
Total other expense	2,310,523	-
Loss before income taxes	(9,227,744)	(28,289)
Provision for (benefit from) income taxes	-	-
Net loss	$(9,227,744)	$(28,289)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(5,034)	-
Total other comprehensive loss, net of tax	(5,034)	-
Comprehensive loss	$(9,232,778)	$(28,289)
Net loss per share, basic and diluted	$(0.37)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	24,689,813	24,393,808

See accompanying notes to consolidated financial statements

Slinger Bag Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, April 30, 2018	24,620,000	$24,620	$3,480	$-	$(4,802)	$23,298

Common shares cancelled	(240,000)	(240)	(960)	-	-	(1,200)
Net loss	-	-	-	-	(28,289)	(28,289)
Balance, April 30, 2019	24,380,000	$24,380	$2,520	$-	$(33,091)	$(6,191)

Contribution of Slinger Bag Limited	-	-	-	(2)	(967,678)	(967,680)
Shares issuable related to note payable	-	-	1,492,188	-	-	1,492,188
Distribution to shareholder	-	-	(332,239)	-	-	(332,239)
Forgiveness of net liabilities owed to former majority shareholder	-	-	15,289	-	-	15,289
Shares issued for conversion of convertible debt	369,354	369	182,476	-	-	182,845
Stock-based compensation	-	-	3,741,746	-	-	3,741,746
Warrants issued with note payable	-	-	112,990	-	-	112,990
Foreign currency translation	-	-	-	(5,034)	-	(5,034)
Net loss	-	-	-	-	(9,227,744)	(9,227,744)
Balance, April 30, 2020	24,749,354	$24,749	$5,214,970	$(5,036)	$(10,228,513)	$(4,993,830)

See accompanying notes to consolidated financial statements

Slinger Bag Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	April 30,	April 30,
	2020	2019

Cash flows from operating activities
Net loss	$(9,227,744)	$(28,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	2,600
Stock-based compensation	3,741,746	-
Non-cash interest expense	358,855
Amortization of debt discount	1,565,174	-

Changes in operating assets and liabilities:
Inventory	(919,644)	-
Prepaid expenses and other current assets	(381,510)	-
Accounts payable and accrued expenses	855,853	(2,099)
Deferred revenue	(706,408)	-
Accrued interest - related parties	138,967	-
Due to related parties	365,787	-

Net cash used in operating activities	(4,208,274)	(27,788)

Cash flows from investing activities
Proceeds from contribution of net assets of Slinger Bag Limited	73,400	-
Net cash provided by investing activities	73,400	-

Cash flows from financing activities
Distribution to shareholder	(332,239)	-
Proceeds from notes payable - related party	2,100,000	9,000
Proceeds from note payable	500,000	-
Proceeds from convertible note payable	1,950,000	-

Net cash provided by financing activities	4,217,761	9,000

Effect of exchange rate fluctuations on cash	(5,034)	-

Net change in cash	77,853	(18,788)
Cash, beginning of the period	1,994	20,782
Cash, end of the period	$79,847	$1,994

Supplemental disclosure of cash flow information:
Interest paid	$224,726	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Forgiveness of net liabilities owed to former majority shareholder	$15,289	$-
Shares issuable related to convertible note payable agreement	$1,492,188	$-
Debt discount due to derivative liability	$673,809	$-
Conversion of note payable and accrued interest into common stock	$182,845	$-
Warrants issued with note payable	$112,990	$-
Net assets contributed from Slinger Bag Limited	$(967,680)	$-
Cancellation of common stock for refund payable	$-	$1,200

See accompanying notes to consolidated financial statements

SLINGER BAG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”) which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 20,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 20,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL now owned 20,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There are no assets or liabilities or historical operational activity of Slinger Bag Canada.

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL, along with SBL’s wholly owned subsidiary Slinger Bag International (UK) Limited (“Slinger Bag UK”) formed on April 3, 2019, after Zehava Tepler, the owner of SBL, contributed it to Slinger Bag Americas for no consideration.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL are collectively referred to as the “Company.”

The Company operates in the sporting and athletic goods business. The Company is the owner of Slinger Launcher, which is a portable tennis ball launcher.

Effective February 25, 2020, the Company increased its number of authorized shares of common stock from 75,000,000 to 300,000,000 and effected a four-to-one forward split of the outstanding shares of common stock. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split.

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL for the year ended April 30, 2020. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. There was no historical activity in Slinger Bag Americas or Slinger Bag Canada prior to May 1, 2019. The accompanying financial statements for the year ended April 30, 2019 reflect the historical results of Slinger Bag Inc. (formerly known as Lazex). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $10,228,513 as of April 30, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Inventory

Inventory is valued at the lower of the cost or net realizable value. The Company’s inventory as of April 30, 2020 consisted of $663,750 of finished goods and $255,894 of component and replacement parts. The Company had no inventory at April 30, 2019.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash or cash equivalents.

Revenue Recognition

Effective May 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The adoption of ASC 606 had no impact on the Company’s historical financial statements. The Company’s contracts with customers contain one performance obligation. The Company recognizes revenue for its performance obligation at a point in time once products are shipped or physically delivered, depending on the third-party shipping terms. Amounts collected from customers in advance of revenue being recognized are reflected as deferred revenue on the accompanying consolidated balance sheets.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due to their short-term maturity. The Company’s derivative liability was calculated using Level 2 assumptions.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. At April 30, 2019, the Company had total capitalized property and equipment costs of $3,000 and accumulated depreciation of $2,250. In connection with the Stock Purchase Agreement (see Note 1), the existing property and equipment with a remaining book value of $500 was contributed to the previous majority shareholder of Lazex. As of April 30, 2020, the remaining book value of property and equipment were $0.

Depreciation expense for the year ended April 30, 2020 and 2019 was $250 and $1,000, respectively.

Intangible Assets

Intangible assets consisted of capitalized software costs and are amortized on a straight-line basis over an estimated useful life of three years. At April 30, 2019, the Company had total gross intangible assets of $4,800 and accumulated amortization of $3,066. In connection with the Stock Purchase Agreement (see Note 1), the existing capitalized software with a remaining book value of $1,334 was contributed to the previous majority shareholder of Lazex. As of April 30, 2020, the remaining book value of intangible assets were $0.

Amortization expense for the year ended April 30, 2020 and 2019 was $400 and $1,600, respectively.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the year ended April 30, 2020 or 2019.

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants granted in connection with ongoing arrangements are more fully described in Note 6: Note Payable and Note 8: Stockholders’ Deficit.

The warrants granted during the year ended April 30, 2020 and 2019 were valued using the Black-Scholes pricing method on the date of grant using the following assumptions below.

	2020	2019
Expected life in years	2 - 5 years	NA
Stock price volatility	121.4% - 144.2%	NA
Risk free interest rate	0.36% - 2.43%	NA
Expected dividends	0%	NA

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The Company had 8,137,859 common shares issuable as of April 30, 2020 (see Note 5) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding notes payable convertible into 7,465,811 shares of common stock as of April 30, 2020 (see Note 5), as well as outstanding warrants exercisable into 13,000,000 shares of common stock which were excluded from calculation of diluted earnings per share as the effect is antidilutive. There were no common share equivalents outstanding during the year ended April 30, 2019. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 4: NOTE PAYABLE – RELATED PARTY

On October 3, 2019, the Company entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement making the all principal and accrued interest due on July 15, 2020. On July 8, 2020, the terms of the debt were amended to extend the due date to January 8, 2021 (see Note 11).

On December 3, 2019, the Company entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making the all principal and accrued interest due on July 15, 2020. On July 8, 2020, the terms of the debt were amended to extend the due date to January 8, 2021 (see Note 11).

On December 11, 2019, the Company entered into a loan agreement with the same related party for borrowings of $700,000 bearing interest at 24% per annum. All principal and accrued interest were due on July 15, 2020. On July 8, 2020, the terms of the debt were amended to extend the due date to January 8, 2021 (see Note 11).

On January 6, 2019, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on January 8, 2021. On July 8, 2020, the terms of the debt were amended to extend the due date to January 8, 2021 (see Note 11).

On March 1, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements are due on January 8, 2021.

The Company received additional borrowings totaling $1.75 million from this related party subsequent to the year end April 30, 2020 (see Note 11).

Interest expense related to this related party for the year ended April 30, 2020 and 2019 amounted to $171,918 and $0, respectively. Accrued interest due to the related party amounted to $138,967 as of April 30, 2020.

NOTE 5: CONVERTIBLE NOTES PAYABLE

On June 1, 2019, the Company entered into a note payable agreement with Montsaic Investments (“Montsaic”) which provided for borrowings of $1,700,000 bearing interest at a rate of 12.6% per annum. All outstanding amounts are due on the maturity date 360 days after the loan issue date. The Company may repay up to 50% of the outstanding balance on the loan prior to the maturity date at their discretion. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 75% of the lowest closing price of the common stock as defined in the agreement. Effective June 1, 2020, the Company and Montsaic entered into an amendment to the note payable agreement to eliminate the conversion right contained in the original agreement and extend the maturity date to June 1, 2021 (see Note 11).

The note payable agreement, as amended on September 11, 2019, also provides Montsaic with a warrant giving them the right to acquire 33% of the outstanding shares of SBL on a fully-diluted basis for no consideration up through the maturity date. On September 16, 2019, Montsaic and Slinger Bag Inc. entered into a warrant assignment and conveyance agreement which transferred the right to acquire 33% of the outstanding common stock shares of SBL to Slinger Bag Inc. The allocated value of the warrant amounted to $1,492,188, which has been reflected as a discount to the outstanding note balance. The Company has not issued the shares of common stock as of April 30, 2020. As a result, as of April 30, 2020 the Company has 8,137,859 shares of common stock that are issuable. On May 6, 2020, the Company issued 1,216,560 shares of common stock as partial satisfaction of the shares issuable (see Note 11).

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $566,667 as of the issuance date on September 11, 2019, which has been recorded as a discount to the outstanding note balance, less $358,855 representing the amount of the conversion option exceeding the face value of the note payable which was recorded immediately as interest expense, and a derivative liability. There was no change in the derivative liability as of April 30, 2020.

The combined discount relating to the warrant and conversion option are being amortized over the term of the agreement. Amortization of debt discounts during the year ended April 30, 2020 amounted to $1,493,939, and is recorded as amortization of debt discount in the accompanying consolidated statements of operations. The unamortized discount balance amounted to $206,061 as of April 30, 2020.

On November 20, 2019, the Company entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on November 20, 2020. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement. On March 2, 2020, the holder elected to convert the outstanding principal of $125,000 and accrued interest of $4,274 into 369,354 shares of the Company’s common stock in accordance with the terms in the agreement. The remaining balance outstanding was $0 at April 30, 2020.

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $53,571 as of the issuance date on November 20, 2019, which was initially recorded as a discount to the outstanding note balance and a derivative liability. The discount of $53,571 was fully amortized during the year ended April 30, 2020 upon the conversion of the outstanding note payable balance. Upon conversion of the note payable balance, the derivative liability amount of $53,571 was reclassified as additional paid-in capital as part of stockholders’ equity.

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

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $53,571 as of the issuance date on February 11, 2020, which was initially recorded as a discount to the outstanding note balance and a derivative liability. There was no change in the fair value of the derivative liability as of April 30, 2020. The discount is being amortized over the term of the agreement. Amortization of debt discounts during the year ended April 30, 2020 amounted to $10,699 and is recorded as amortization of debt discount in the accompanying consolidated statements of operations. The unamortized discount balance amounted to $42,872 as of April 30, 2020.

Total outstanding principal of convertible notes payable at April 30, 2020 and 2019 amounted to $1,825,000 and $0, respectively. The outstanding balances are netted with debt discounts at April 30, 2020 and 2019 of $248,933 and $0, respectively.

Future scheduled maturities of long-term convertible debt are as follows.

Year Ended
April 30,

2021	$125,000
2022	1,700,000
Total	$1,825,000

NOTE 6: NOTE PAYABLE

On March 16, 2020, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 12% per annum. Interest on the note is payable monthly and outstanding principal on the note is due in full on March 16, 2022.

Future scheduled maturities of long-term debt are as follows.

Year Ended
April 30,

2021	$-
2022	500,000
Total	$500,000

In connection with the promissory note payable on March 16, 2020, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price equal to a 40% discount of the market price of the Company’s stock, as defined in the agreement. The warrants expire on March 16, 2022 and are fully vested upon issuance. The note was discounted by $112,990 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $6,965 for year ended April 30, 2020. As of April 30, 2020, the net book value of the promissory note amounted to $393,975 including the principal amount outstanding of $500,000 net of the remaining discount of $106,025.

NOTE 7: RELATED PARTY TRANSACTIONS

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

As of April 30, 2019, the Company had $10,114 of outstanding borrowings from the previous majority shareholder and sole officer and director of the Company. The borrowings were non-interest bearing and due on demand. In connection with the Stock Purchase Agreement (see Note 1), the outstanding balances were forgiven. As of April 30, 2020, amounts due to related parties were $377,106 which represented unpaid salaries and reimbursable expenses due to officers of the Company.

The Company has outstanding notes payable of $2,100,000 and accrued interest of $138,967 due to a related party as of April 30, 2020 (see Note 4).

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of April 30, 2020, the Company had 24,749,354 shares of common stock issued and outstanding.

Equity Transactions During Year Ended April 30, 2019

On May 15, 2018, the Company cancelled 240,000 of its common shares and accrued a stock refund payable of $1,200 as of April 30, 2019.

Equity Transactions During Year Ended April 30, 2020

On March 2, 2020, the Company issued 369,354 shares of common stock for the conversion of outstanding convertible notes payable of $125,000 and accrued interest of $4,274. Upon conversion of the note payable balance, the derivative liability amount of $53,571 was reclassified as additional paid-in capital as part of stockholders’ equity.

The purchase price of $332,239 under the Stock Purchase Agreement (see Note 1) which resulted in shares of Lazex being acquired by the shareholder of SBL, was paid by SBL on behalf of the shareholder. The amount has been recorded as a distribution to shareholder and therefore is classified as a reduction of additional paid-in capital.

In connection with the Stock Purchase Agreement (see Note 1), net liabilities of $15,289 were forgiven by the previous majority shareholder of the Company which was recorded as an increase to additional paid-in capital.

On March 16, 2020, the Company issued warrants valued at $112,990 in connection with a note payable (see Note 6) which increased additional paid-in capital.

Common Stock Issuable

As discussed in Note 5, on September 16, 2019, the Company entered into a warrant assignment and conveyance agreement with Montsaic, pursuant to which the Company allows Montsaic to acquire 33% of the outstanding common stock shares of the Company on a fully-diluted basis for no consideration. The allocated value of the warrant amounted to $1,492,188, which has been reflected as additional paid-in capital.

There are 8,137,859 shares of common stock that are issuable under this agreement. As of April 30, 2020, none of these shares have been issued.

Warrants Issued for Compensation

On April 30, 2020, the Company granted an aggregate total of 12,500,000 warrants to key employees and officers of the Company as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance, and are vested immediately upon grant. The warrants granted as compensation during the year ended April 30, 2020 were valued using the Black-Scholes pricing method. The total stock-based compensation expense related to the issuance of the warrants amounted to $3,741,746.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space under short-term leases with terms under a year. Total rent expense for the year ended April 30, 2020 and 2019 amounted to $2,800 and $0, respectively.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

NOTE 10: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL, whose operations are reflected in the Company’s consolidated financial statements from May 1, 2019 on, the beginning of the earliest period in which the entities were under common control.

Net deferred tax assets from operations in the US, using an effective tax rate of 21%, consisted of the following.

	April 30,	April 30,
	2020	2019

Deferred tax assets (liabilities):
Loss carryforwards	$301,000	$9,500
Depreciation	-	(400)
Related party accruals	79,000	-
Start-up costs	61,000	-
Valuation allowance	(441,000)	(9,100)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the applicable US statutory income tax rate of 21% to pretax loss due to the following for the year ended April 30, 2020 and 2019.

	April 30,	April 30,
	2020	2019

Income tax benefit based on book loss at US statutory rate	$(1,273,000)	$(5,900)
Stock-based compensation	786,000	-
Debt discount amortization	15,000	-
Related party accruals	79,000	-
Start up costs	61,000	-
Interest expense	41,000	-
Meals and entertainment	1,000	-
Depreciation	-	400
Valuation allowance	290,000	5,500
Total income tax provision	$-	$-

The Company had net operating loss carryforwards of approximately $1,424,000 as of April 30, 2020 which can be used to offset future taxable income in the US from the year 2021 through 2040. Tax years that remain subject to examination are 2017 and forward.

Net deferred tax assets from operations in Israel , using an effective tax rate of 23%, consisted of the following. The net deferred tax assets as of April 30, 2019 represent the amounts from SBL contributed to the Company on May 1, 2019.

	April 30,	April 30,
	2020	2019

Deferred tax assets (liabilities):
Loss carryforwards	$384,000	$201,000
Accrued expenses	63,000	16,000
Research and development costs	23,000	-
Valuation allowance	(470,000)	(216,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the applicable Israeli statutory income tax rate of 23% to pretax loss due to the following for the year ended April 30, 2020. As the net assets of SBL were contributed on May 1, 2019, there is no income tax provision related to the year ended April 30, 2019.

April 30,
2020

Income tax benefit based on book loss at Israeli statutory rate	$(728,000)
Debt discount amortization	430,000
Related party accruals	44,000
Travel	38,000
Research and development	23,000
Other non-deductible items	9,000
Valuation allowance	184,000
Total income tax provision	$-

The Company had net operating loss carryforwards of approximately $1,671,000 as of April 30, 2020 which can be used to offset future taxable income in Israel. All of the Company’s tax years since inception are open for examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of operations for the year ended April 30, 2020 or 2019.

NOTE 11: SUBSEQUENT EVENTS

On May 12, 2020, the Company borrowed an additional $1,000,000 from its existing related party lender (see Note 4). On July 3, 2020, the Company borrowed an additional $500,000 from this same related party. The borrowings bear interest at a rate of 24% per annum and are due on February 8, 2021. On July 8, 2020, the Company entered into a Purchase Order Financing Agreement (“PO Financing Agreement”) whereby $1,900,000 of the total $3,600,000 in outstanding debt due to the related party as of the date of the agreement has been labeled as inventory financing (“PO Financing Amount”). The PO Financing Amount, along with any accrued interest, is due in full no later than six months from the effective date of the PO Financing Agreement, or January 8, 2021. The outstanding balance of the PO Financing Amount bears interest at a rate of 2% per month. The Company has agreed to repay the PO Financing Amount together with any accrued, but unpaid, interest thereon out proceeds from the sale of its products, licensing activities, revenue to be generated from operations and/or amounts received by the Company from investors, lenders, financiers, financing sources or other persons before making payments of any other nature (including dividends and distributions) except for payments required to finance the Company’s operations. On August 10, 2020, the Company borrowed an additional $250,000 subject to the PO Financing Agreement.

On May 15, 2020, the Company issued 243,800 shares of its common stock to a vendor as compensation for business advisory services performed.

Effective June 1, 2020, the Company and Montsaic entered into an amendment to the $1.7 million convertible note payable (see Note 5) to eliminate the conversion right contained in the original agreement and extend the maturity date to June 1, 2021. On May 6, 2020, the Company issued 1,216,560 shares of its common stock to Montsaic as partial satisfaction of the shares issuable under this note payable agreement.

On June 30, 2020, the Company entered into a loan agreement with Montsaic to borrow an additional $120,000. This loan bears interest at an annual rate of 12.6% and is required to be repaid in full, together with all accrued, but unpaid, interest by June 30, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2020.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; and

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material impact on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our evaluation of internal control over financial reporting includes using the criteria in Internal Control-Integrated Framework (2013), an integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, for the evaluation of internal control to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2020 due to the following material weaknesses that were identified:

●	The Company lacks adequate segregation of duties due to the small size of the organization. Further, the Company lacks an independent Board of Directors or Audit Committee to ensure adequate monitoring or oversight.

●	The Company lacks accounting resources and controls to prevent or detect material misstatements. Specifically, during the fourth quarter of the year ended April 30, 2020, we identified a material weakness in our controls over accounting for inventory. The material weaknesses resulted from the lack of controls over ensuring inventory movement was being processed accurately and in a timely manner, which resulted in significant audit adjustments relating to the value of our inventory and cost of sales. Further, while the Company engages services providers to assist with US GAAP compliance the Company lacks resources with adequate knowledge to oversee those services. Lastly, the Company does not have sufficient resources to complete timely reconciliations and transactional reviews, which resulted in delays in the financial reporting process.

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Mike Ballardie	59	President, Chief Executive Officer, Treasurer and Director
Tom Dye Paul McKeown Juda Honickman	67 65 34	Chief Operating Officer Chief Financial Officer Chief Marketing Officer
Mark Radom	51	General Counsel

The director named above will serve until the next annual meeting of the stockholders or until his resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions pursuant to their respective service agreements.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Professional History of Mike Ballardie

Mike is an experienced and widely recognized tennis industry leader with 35 years of experience in Tennis as a player, a coach and business leader. Mike started his tennis business career at Wilson in the late 1980s where he spent 11 years growing and ultimately leading Wilson’s EMEA Racquetsports division.

In 2002, Mike joined Prince Sports Europe as vice-president and managing director and stayed in this role through 2012. In 2003 Mike was part of the management buyout team that acquired the Prince brand from Benetton Sports in partnership with a private equity group. In 2007, after a highly successful business turnaround the business was sold with the management team in pace to another US based private equity group.

In 2013, Mike became the Chief Executive Officer of Prince Global Sports, a role in which he stayed until 2016.

After Prince Global Sports, Mike owned and operated FED Sports Consulting where he managed all aspects of a major restructuring project involving Waitt Brands (a holding company for Prince Global Sports).

Immediately prior to joining Prince Sports, Mike worked for VF Corp., where he built the international business for their JanSport brand from scratch.

Mike also served for many years as an Executive Board Director for the Tennis Industry Association (TIA) both in the USA and in the UK. Mike has been at the forefront of many of the most successful tennis racket innovations over this period and highly regarded across this industry sector.

Professional History of Tom Dye

Mr. Dye has over 35 years of senior management experience in diverse consumer goods and manufacturing segments across the Americas, Asia, Europe, Australia and Middle East. From 1977 to 1990, Tom served as Vice President of International Operations at Wilson Sporting Goods where he was responsible for multiple international start-up operations, including launching the first wholly U.S. owned sporting goods company in Japan. From 1990 to 2001, Tom served as President of International Exports at The Coleman Company. From 2002 to 2009, Tom served in a number of roles at Prince Global Sports, the leading global manufacturer of tennis rackets, in various roles, including vice president of operations, vice president/general manager of international operations, national sales manager and acting chief financial officer. From 2012-2014, Tom served as Chief Operating Officer at Prince Global Sports. From 2015-2017, Tom served as Chief Operating Officer of HazTek, Inc.

Professional History of Paul McKeown

Holding a Chartered Professional Accountant designation (CPA-CMA) in Canada, Paul has 40+ years’ experience in senior management focused on finance, operations and IT functions in large multinational companies (37 years in sporting goods)

Paul started his sporting goods business career in the early 1980s at Wilson Sporting Goods Canadian subsidiary, where he led the finance, IT and operations functions. Recognizing strong processes and performance of the Canadian unit, Paul was appointed to a small team of executives to provide on-going functional support to new entities being established in Latin America and Asia.

In 1989, Wilson was acquired by Amer Sports which through further acquisitions (Atomic, Suunto, Precor and Salomon) became the largest sports “hard goods” equipment supplier in the world. Those acquisitions required leadership to integrate into Amer’s processes, and Paul led the finance & operations integration teams for Canada, Latin America, & Asia - all with successful outcomes.

As a result, Paul was appointed Director of Process Integration & Development for North America. A key initiative under his leadership was transition of financial transactional processing for all Amer North American business units to the Global Financial Shared Service organization in Poland.

Following that, he was appointed Vice President Finance for Amer’s Precor Fitness brand – headquartered in Seattle Washington. In that role, he re-organized the finance team, and introduced new tools & processes which lead to significant improvements in financial performance and business control.

In spring 2018 he retired from active service and began a consulting career with focus on financial/IT processes. He joined Slinger Bag in summer of 2019 as a consultant and in April 2020 was appointed Chief Financial Officer of Slinger Bag.

Professional History of Juda Honickman

Juda Honickman is Chief Marketing Officer for Slinger Bag Inc. Juda joined Slinger Bag in October 2017 to lead product design and overall strategy for the company’s pre-sale crowdfunding initiative, which exceeded its goal by 2600%. He is responsible for overseeing the planning, development and execution of the company’s marketing and advertising initiatives along with ensuring that the company’s offering and brand messaging is distributed across all channels and is effectively targeting audiences in order to meet sales objectives. In his role, Juda oversees the global communications of Slinger’s brand, including consumer insights, digital marketing, creative development, agency management, marketing effectiveness, social responsibility, sponsorships, media and employee communications. Juda previously served as The Director of Marketing and Strategy for a global legal tech company and before that oversaw marketing and sales for an innovative consumer tech business.

Professional History of Mark Radom

Since September 2019, Mark Radom has been general counsel of Slinger Bag Inc. Mr. Radom has also served as general counsel of The Greater Cannabis Company, Inc. and from February 2010 through July 2015, general counsel and chief carbon officer of Blue Sphere Corporation. From 2009 through 2010, Mr. Radom was managing director of Carbon MPV Limited, a Cyprus company focused on developing renewable energy and carbon credit projects. From 2007 to 2009, Mr. Radom was general counsel and chief operating officer of Carbon Markets Global Limited, a London-based carbon credit and renewable energy project developer. Mr. Radom has extensive experience in business development in the renewable energy and carbon credit sectors. He has sourced over U.S. $100,000,000 in renewable energy, industrial gas and carbon credit projects and managed many complex aspects of their implementation. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements under the auspices of the Kyoto Protocol. Prior to this, he worked on Wall Street and in the City of London as a US securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES

Other than our officers and director, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended April 30, 2019, our executive officers, directors and greater-than-ten percent stockholders have not complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our then Officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year ended April 30	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Iuliia Gittleman (1)(2)	2019	-	-	-	-	-	-
Mike Ballardie (3)	2020	226,750	112,500	1,496,698	-	82,212	1,918,160
Judah Honickman (4)	2020	107,915	51,000	748,349	-	-	907,264
Paul McKeown (5)	2020	101,525	-	374,174	-	-	475,699
Tom Dye (6)	2020	90,292	-	374,174	-	-	464,466
Mark Radom (7)	2020	34,000	-	374,174	-	-	408,174

(1)	Ms. Gittleman served as the Company’s Principal Executive officer, Principal Financial officer, Secretary and as Chairman of the Board of Directors until September 16, 2019 and was the sole person who had any role in determining executive compensation for the fiscal year ended April 30, 2019.
(2)	Ms. Gittleman’s principal address is 68/29 Husitska Street, Zizkov, Prague, Czech Republic 13,000.
(3)

Mr. Ballardie has served as the Company’s Principal Executive Officer and as Chairman of the Board of Directors since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD

21244.

(4)	Mr. Honickman has served as the Company’s Chief Marketing Officer since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(5)	Paul McKeown has served as the Company’s Chief Financial Officer since April 30, 2020 has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(6)	Tom Dye has served as the Company’s Chief Operating Officer since April 30, 2020 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(7)	Mark Radom has served as the Company’s General Counsel since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.

STOCK-BASED COMPENSATION GRANTS

The stock-based awards in the above compensation table represent the grant date fair value of warrant awards issued to officers and executives and was determined in accordance with ASC Topic 718

SERVICE AGREEMENTS

The Company is a party to service agreements each of its executive officers.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the year ended April 30, 2020:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Mike Ballardie	-	-	-

Stock Options/SAR Grants. None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of August 24, 2020, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The following table lists, as at the date hereof, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

	Common Stock
Name	# of Shares (1)	% of Class (1)
Yonah Kalfa	20,000,000	42.8%
Montsaic Investments (2)	8,137,859	17.4%
Mike Ballardie (3)	5,000,000	10.7%
Judah Honickman (3)	2,500,000	5.4%
Paul McKeown (3)	1,250,000	2.7%
Tom Dye (3)	1,250,000	2.7%
Mark Radom (3)	1,250,000	2.7%
All current officers and directors as a group (5 persons) (3)	11,250,000	24.1%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on August 24, 2020, which was 26,209,714, and the shares issuable upon exercise of warrants and convertible debt. The number of common shares used in computing this percentage is 46,726,521.
(2)	In connection with a note payable issued on June 1, 2019, Montsaic Investments received a warrant giving them the right to acquire 33% of the outstanding shares of the Company for no charge, which amounted to a total of 8,137,859 shares issuable to Montsaic by the Company. Currently, the Company has issued 1,216,560 shares to Montsaic in satisfaction of the warrant with 6,921,299 shares remaining issuable as of the date of this report.
(3)	The above officers and directors were granted an aggregate total of 11,250,000 warrants on April 30, 2020 as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance and are vested immediately upon grant.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance. The Company is planning to formally adopt an equity compensation plan for its officers and directors during the fiscal year ended April 30, 2021. As of April 30, 2020, we have issued 500,000 warrants to a debtholder in connection with a note payable agreement. In addition, in April 2020, we also issued warrants to purchase up to an aggregate of 12,500,000 shares of our Common Stock to certain of our key employees as part of their individual compensation arrangements.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	13,000,000	$0.01	-
Total	13,000,000	$0.01	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	Fiscal 2020	Fiscal 2019
Audit Fees	$87,000	$11,200
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$87,000	$11,200

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K are hereby incorporated by reference.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Form of Convertible Redeemable Note issued on November 20, 2019 **

10.2	Form of Convertible Redeemable Note issued on February 11, 2020 **

10.3	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc. **

10.4	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc. **

10.5	Loan Agreement dated December 11, 2019 with 2490585 Ontario Inc. **

10.6	Loan Agreement dated January 6, 2020 with 2490585 Ontario Inc. **

10.7	Loan Agreement dated March 1, 2020 with 2490585 Ontario Inc. **

10.8	Midcity 12% Promissory Note dated March 16, 2020 ***

10.9	Midcity 12% Securities Purchase Agreement dated March 16, 2020 ***

10.10	Midcity 12% Warrant Agreement dated March 16, 2020 ***

10.11	Distribution Agreement with Globeride Inc. dated March 26, 2020 ***

10.12	Loan Agreement dated May 12, 2020 with 2490585 Ontario Inc.

10.13	Loan Agreement dated July 3, 2020 with 2490585 Ontario Inc.

10.14	First Amendment to Promissory Note and Loan Agreements dated June 1, 2020 with Montsaic Investments, LLC

10.15	Loan Agreement dated June 30, 2020 with Montsaic Investments, LLC

10.16	Loan Agreement dated August 10, 2020 with 2490585 Ontario Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-214463), filed with the Commission on November 7, 2016.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: August 24, 2020	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: August 24, 2020	By:	/s/ Paul McKeown
Paul McKeown
Chief Financial Officer

