Form 10-Q
period 2020-07-31
Slinger Bag Inc.
filed 2020-09-21
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 333-214463

SLINGER BAG INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2709 NORTH ROLLING ROAD, SUITE 116

WINDSOR MILL,

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of September 21, 2020, was 26,509,714.

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

SLINGER BAG INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SLINGER BAG INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2020	2020
	(Unaudited)
Assets

Current assets
Cash	$103,968	$79,847
Accounts receivable	63,527	-
Inventory	1,785,438	919,644
Prepaid expenses and other current assets	118,758	381,510
Total assets	$2,071,691	$1,381,001

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$865,154	$989,112
Deferred revenue	644,639	179,366
Accrued interest - related parties	311,431	138,967
Notes payable - related party	-	2,100,000
Notes payable, net	1,820,000	-
Convertible note payable , net	95,535	82,128
Derivative liability	53,571	620,238
Due to related parties	576,569	377,106
Total current liabilities	4,366,899	4,486,917

Long-term liabilities
Notes payable - related party	3,600,000	-
Long-term portion of convertible notes payable , net	-	1,493,939
Note payable, net	408,215	393,975
Total liabilities	8,375,114	6,374,831

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 26,209,714 and 24,749,354 shares issued and outstanding as of July 31, 2020 (unaudited) and April 30, 2020, respectively; 6,921,299 shares issuable as of July 31, 2020 (unaudited)	26,210	24,749
Additional paid-in capital	5,279,335	5,214,970
Accumulated other comprenensive loss	(6,429)	(5,036)
Accumulated deficit	(11,602,539)	(10,228,513)
Total stockholders’ deficit	(6,303,423)	(4,993,830)
Total liabilities and stockholders’ deficit	$2,071,691	$1,381,001

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	July 31,	July 31,
	2020	2019
	(Unaudited)	(Unaudited)

Net sales	$564,985	$-
Cost of sales	936,900	-
Gross loss	(371,915)	-

Operating expenses:
Selling and marketing expenses	302,018	26,195
General and administrative expenses	693,442	172,572
Stock-based compensation	65,826	-
Research and development costs	28,110	48,800
Total operating expenses	1,089,396	247,567

Loss from operations	(1,461,311)	(247,567)

Other expenses (income):
Amortization of debt discount	233,708	-
Change in value of derivatives	(566,667)	-
Interest expense - related party	172,464	-
Interest expense	73,210	17,500
Total other expense (income)	(87,285)	17,500
Loss before income taxes	(1,374,026)	(265,067)
Provision for (benefit from) income taxes	-	-
Net loss	$(1,374,026)	$(265,067)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,393)	(17)
Total other comprehensive loss, net of tax	(1,393)	(17)
Comprehensive loss	$(1,375,419)	$(265,084)

Net loss per share, basic and diluted	$(0.05)	$(0.01)
Weighted average number of common
shares outstanding, basic and diluted	26,090,623	24,380,000

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, April 30, 2019	24,380,000	$24,380	$2,520	$-	$(33,091)	$(6,191)

Contribution of Slinger Bag Limited	-	-	-	(2)	(967,678)	(967,680)
Forgeign currency translation	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	(265,067)	(265,067)
Balance, July 31, 2019	24,380,000	$24,380	$2,520	$(19)	$(1,265,836)	$(1,238,955)

Balance, April 30, 2020	24,749,354	24,749	5,214,970	(5,036)	(10,228,513)	(4,993,830)
Shares issued related to note payable	1,216,560	1,217	(1,217)	-	-	-
Shares issued for services	243,800	244	65,582	-	-	65,826
Forgeign currency translation	-	-	-	(1,393)	-	(1,393)
Net loss	-	-	-	-	(1,374,026)	(1,374,026)
Balance, July 31, 2020	26,209,714	$26,210	$5,279,335	$(6,429)	$(11,602,539)	$(6,303,423)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	July 31,	July 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,374,026)	$(265,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	650
Change in value of derivatives	(566,667)	-
Stock-based compensation	65,826	-
Amortization of debt discount	233,708	-
		-
Changes in operating assets and liabilities:
Accounts receivable	(63,527)	-
Inventory	(865,794)	-
Prepaid expenses and other current assets	262,752	(577,753)
Accounts payable and accrued expenses	(123,958)	(68,329)
Deferred revenue	465,273	(26,159)
Accrued interest - related parties	172,464	-
Due to related parties	199,463	59,138

Net cash used in operating activities	(1,594,486)	(877,520)

Cash flows from investing activities
Proceeds from contribution of net assets of Slinger Bag Limited	-	73,400
Net cash provided by investing activities	-	73,400

Cash flows from financing activities
Proceeds from notes payable - related party	1,500,000	-
Proceeds from note payable	120,000	1,700,000

Net cash provided by financing activities	1,620,000	1,700,000

Effect of exchange rate fluctuations on cash	(1,393)	(17)

Net change in cash	24,121	895,863
Cash, beginning of the period	79,847	1,994
Cash, end of the period	$103,968	$897,857

Supplemental disclosure of cash flow information:
Interest paid	$50,000	$17,500
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Net assets contributed from Slinger Bag Limited	$-	$(967,680)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL for the year ended April 30, 2020. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. Therefore, the comparative information presented in the unaudited condensed consolidated financial statements for the three months ended July 31, 2019 includes the activity of SBL. There was no historical activity in Slinger Bag Americas, Slinger Bag Canada or Slinger Bag UK prior to May 1, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $11,602,539 as of July 31, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s financial statements and notes thereto for the years ended April 30, 2020 and 2019, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on August 24, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three months ended July 31, 2020 are not necessarily indicative of results for the entire year ending April 30, 2021.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company has no allowance for doubtful accounts as of July 31, 2020 or April 30, 2020.

Inventory

Inventory is valued at the lower of the cost or net realizable value. The Company’s inventory as of July 31, 2020 consisted of $1,340,149 of finished goods and $445,289 of component and replacement parts. The Company’s inventory as of April 30, 2020 consisted of $663,750 of finished goods and $255,894 of component and replacement parts.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash or cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. The Company’s contracts with customers contain one performance obligation. The Company recognizes revenue for its performance obligation at a point in time once products are shipped or physically delivered, depending on the third-party shipping terms. The Company’s sales contracts include a fixed price which becomes payable when performance of the obligation is complete. Amounts collected from customers in advance of revenue being recognized are reflected as deferred revenue on the accompanying unaudited condensed consolidated balance sheets. The Company’s standard terms are non-cancelable and do not provide for the right-of-return, other than for defective merchandise covered under the Company’s standard warranty. The Company has not historically experienced any significant returns or warranty issues.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and amounts due to related parties. The carrying amount of these financial instruments approximates fair value due to their short-term maturity. The Company’s derivative liability was calculated using Level 2 assumptions.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three months ended July 31, 2020 or 2019.

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Foreign Exchange

A portion of SBL’s operations are conducted in Israel and its functional currency is the Israeli Shekel. The accounts of SBL have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Stockholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments in accumulated other comprehensive income in the Company’s stockholders’ equity.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The Company had 6,921,299 common shares issuable as of July 31, 2020 (see Note 6) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding notes payable convertible into 723,901 shares of common stock as of July 31, 2020 (see Note 5), as well as outstanding warrants exercisable into 13,000,000 shares of common stock which were excluded from calculation of diluted earnings per share as the effect is antidilutive. There were no common share equivalents outstanding during the three months ended July 31, 2019. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”), 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes, or ASC 740. This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

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

On March 1, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements were due on January 8, 2021.

On May 12, 2020, the Company borrowed an additional $1,000,000 from the same related party, and on July 3, 2020 the Company borrowed an additional $500,000 from the same related party. The borrowings bear interest at a rate of 24% per annum and were due on January 8, 2021.

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

Total outstanding borrowings from this related party as of July 31, 2020 amounted to $3,600,000. On September 7, 2020, the terms of the outstanding debt were amended to reduce the interest rate on all outstanding borrowings from this related party to 9.5% per annum, and on September 8, 2020, the debt holder agreed to extend the due date on all outstanding borrowings to September 1, 2021 (see Note 10). As a result, the total outstanding borrowings from this related party of $3,600,000 have been classified as long-term liabilities as of July 31, 2020 in the accompanying unaudited condensed consolidated balance sheet.

Interest expense to this related party for three months ended July 31, 2020 and 2019 amounted to $172,464 and $0, respectively. Accrued interest due to this related party as of July 31, 2020 and April 30, 2020 amounted to $311,431 and $138,967, respectively.

NOTE 5: CONVERTIBLE NOTES PAYABLE

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

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $53,571 as of the issuance date on February 11, 2020, which was initially recorded as a discount to the outstanding note balance and a derivative liability. There was no change in the fair value of the derivative liability as of April 30, 2020 or July 31, 2020. The discount is being amortized over the term of the agreement. Amortization of debt discounts during the three months ended July 31, 2020 amounted to $13,407 and is recorded as amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations.

Total outstanding principal of convertible notes payable at July 31, 2020 and April 30, 2020 amounted to $125,000. The outstanding balances are netted with debt discounts at July 31, 2020 and April 30, 2020 of $29,465 and $42,872, respectively. On September 4, 2020, the holder of the outstanding convertible note payable elected to convert the outstanding principal and accrued interest balance into 300,000 shares of the Company’s common stock (see Note 10).

NOTE 6: NOTE PAYABLE

On June 1, 2019, the Company entered into a note payable agreement with Montsaic Investments (“Montsaic”) which provided for borrowings of $1,700,000 bearing interest at a rate of 12.6% per annum. All outstanding amounts were due on the maturity date 360 days after the loan issue date. The Company may repay up to 50% of the outstanding balance on the loan prior to the maturity date at their discretion. The outstanding principal and accrued interest were convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 75% of the lowest closing price of the common stock as defined in the agreement. Effective June 1, 2020, the Company and Montsaic entered into an amendment to the note payable agreement to eliminate the conversion right contained in the original agreement and extend the maturity date to June 1, 2021.

The note payable agreement, as amended on September 11, 2019, also provides Montsaic with a warrant giving them the right to acquire 33% of the outstanding shares of SBL on a fully-diluted basis for no consideration up through the maturity date. On September 16, 2019, Montsaic and Slinger Bag Inc. entered into a warrant assignment and conveyance agreement which transferred the right to acquire 33% of the outstanding common stock shares of SBL to Slinger Bag Inc., resulting in a total of 8,137,859 shares of common stock issuable to Montsaic. The allocated value of the warrant amounted to $1,492,188, which has been reflected as a discount to the outstanding note balance. On May 6, 2020, the Company issued 1,216,560 shares of common stock as partial satisfaction of the shares issuable. As of July 31, 2020, the Company has 6,921,299 shares of common stock that are issuable.

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $566,667 as of the issuance date on September 11, 2019, which has been recorded as a discount to the outstanding note balance, less $358,855 representing the amount of the conversion option exceeding the face value of the note payable which was recorded immediately as interest expense, and a derivative liability. Effective June 1, 2020, the Company and Montsaic entered into an amendment to the note payable agreement to eliminate the conversion right contained in the original agreement. As a result, the value of the derivative liability was $0 as of July 31, 2020 and the Company has recorded a gain on the change in value of derivative of $566,667 during the three months ended July 31, 2020.

The combined discount relating to the warrant and conversion option are being amortized over the term of the agreement. Amortization of debt discounts during the three months ended July 31, 2020 amounted to $206,061 and is recorded as amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations. The unamortized discount balance amounted to $0 as of July 31, 2020.

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

In connection with the promissory note payable on March 16, 2020, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price equal to a 40% discount of the market price of the Company’s stock, as defined in the agreement. The warrants expire on March 16, 2022 and are fully vested upon issuance. The note was discounted by $112,990 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $14,240 for the three months ended July 31, 2020. As of July 31, 2020, the net book value of the promissory note amounted to $408,215 including the principal amount outstanding of $500,000 net of the remaining discount of $91,785.

Future scheduled maturities of notes payable as of July 31, 2020 were as follows.

Year Ended
July 31,

2021	$1,820,000
2022	500,000
Total	$2,320,000
Less current portion	1,820,000
Long-term portion of notes payable	500,000
Less discount	(91,785)
Long-term portion of notes payable, net	$408,215

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

Amounts due to related parties were $576,569 and $377,106 as of July 31, 2020 and April 30, 2020, respectively, which represented unpaid salaries and reimbursable expenses due to officers of the Company.

The Company has outstanding notes payable of $3,600,000 and $2,100,000 and accrued interest of $311,431 and $138,967 due to a related party as of July 31, 2020 and April 30, 2020, respectively (see Note 4).

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of July 31, 2020, the Company had 26,209,714 shares of common stock issued and outstanding.

On May 6, 2020, the Company issued 1,216,560 shares of its common stock to Montsaic as partial satisfaction of the shares issuable under this note payable agreement.

On May 15, 2020, the Company issued 243,800 shares of its common stock to a vendor as compensation for business advisory services performed which resulted in $65,826 of general and administrative expenses during the three months ended July 31, 2020.

There were no issuances of common stock during the three months ended July 31, 2019.

Common Stock Issuable

As discussed in Note 6, on September 16, 2019, the Company entered into a warrant assignment and conveyance agreement with Montsaic, pursuant to which the Company allows Montsaic to acquire 33% of the outstanding common stock shares of the Company on a fully-diluted basis for no consideration. As of July 31, 2020, there are 6,921,299 shares of common stock that are issuable under this agreement.

Warrants Issued for Compensation

On April 30, 2020, the Company granted an aggregate total of 12,500,000 warrants to key employees and officers of the Company as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance, and are vested immediately upon grant.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space under short-term leases with terms under a year. Total rent expense for the three months ended July 31, 2020 and 2019 amounted to $2,100 and $0, respectively.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

NOTE 10: SUBSEQUENT EVENTS

On August 10, 2020, the Company borrowed an additional $250,000 from its existing related party lender subject to the PO Financing Agreement (see Note 4).

On September 4, 2020, the holder of the outstanding convertible note payable (see Note 5) elected to convert the total amount of outstanding principal and accrued interest balance into 300,000 shares of the Company’s common stock.

On September 7, 2020, the outstanding debt from its existing related party lender was amended to reduce the interest rate to 9.5% per annum on all outstanding loans. As consideration for agreeing to reduce the interest rate, the Company issued the related party warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise of $0.001 per share. The warrants vest immediately and have a contractual life of 10 years.

On September 7, 2020, the Company entered into a service agreement with its majority shareholder to become the Chief Innovation Officer. The agreement provides for an annual base salary of $180,000 over a term of three years.

On September 8, 2020, the existing related party lender agreed to extend the due date of all outstanding loans to September 1, 2020.

On September 15, 2020, the Company borrowed an additional $250,000 existing related party lender. The borrowings bear interest at 9.5% per annum and are due in full on September 15, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at $0.001 per share. The warrants vest immediately and have a contractual life of 10 years.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended April 30, 2020. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada and SBL are collectively referred to as the “Company,” “Slinger Bag,” or “Slinger.”

The Company operates in the sporting and athletic goods business. The Company is the owner of Slinger Launcher, a highly portable and affordable ball launcher built into an easy to transport wheeled trolley bag. The Slinger Launcher allows anyone to simply and easily control the speed, frequency and elevation of balls that are launched for practice, training or fitness purposes.

The Company will initially focus all its energies on the tennis market worldwide.

For the regular tennis player, the Slinger Launcher is much more than a tennis ball launcher. It also functions as a complete tennis bag with ample room for racquets, shoes, towels, water bottles and other accessories and can charge mobile phones and other devices.

Tennis Ball machines have been around since the 1950’s when they were introduced by Renne Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything has changed in the structure of ball machines products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also very expensive – often well above U.S. $1,000. Up until today the vast majority of all tennis ball machines have sold to tennis facilities, with only a few being sold directly to owners of private courts or tennis playing consumers.

According to the Tennis Industry Association (www.tia.org) the single largest challenge facing tennis participation is the fact that 34% of lapsed players cited a “lack of playing partner” as the reason for them stopping to play tennis. Slinger goes a long way to solving this issue.

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

Slinger intends to disrupt this traditional tennis market by creating a new ball machine category – called Slinger Launcher – and marketing portable and affordable Slinger Launchers directly to avid, regular tennis players. Constructed within a wheeled trolley tennis bag, a Slinger Launcher weighs around 15kgs / 34lbs when empty. If stored with 72 Balls inside the weight increases to 19kgs / 42lbs. It can easily be stored in a car trunk, wheeled to the court and set up within minutes to use. The Slinger Launcher is powered by a 10Ah Lithium battery that can last up to 5 hours of play depending on the settings being used and on frequency of use. Slinger’s convenience as a tennis bag combined with its ease of operation and overall performance as a tennis ball launcher is the basis that the company will target direct sales to these avid players.

While the initial brand focus is clearly on Tennis, Slinger is developing similar launchers to address other forms of tennis around the globe that are either rapidly gaining new participants or are already well-established sports in their own right. These include but are not limited to Pickleball (USA), Soft Tennis (Japan), Squash (International Markets) and Paddle Tennis (International markets).

In future years, the company plans to enter new ball sport markets such as Baseball, Softball, Cricket, Badminton and others.

To test the market for its products, Slinger, through its affiliate SBL, initiated a Kickstarter and Indiegogo campaign in 2019, selling 3,100 units which generated expected revenue of approximately U.S. $866,000.

As at the beginning of November 2019, the Company shipped 100 new product packages to potential distribution partners, high level players and several tennis journalists as part of a final market testing program. Feedback resulted in a few minor tweaks to the design of our Slinger Launcher, which have been incorporated into the final production unit. Our manufacturing facility in China went into full production in late November 2019. As of July 31, 2020, we had shipped 10,000 product packages out of China. These were delivered to our logistics facilities in South Carolina for the United States market and to Belgium and Xiamen, China for international markets.

Additionally, we ship full containers of our Slinger Triniti Tennis Balls from Wilson (our supplier) in Thailand to the United States and Belgium for onward distribution.

The Company has already signed a number of exclusive distribution agreements covering Japan, UK, Ireland, Switzerland and the Scandinavian markets covering Denmark, Sweden, Norway, Finland, Australia, New Zealand and Morocco and is in various stages of negotiation with another 30 potential market distribution companies across the globe. Manufacturing production is back to full capacity and the first major inventories of Slinger Bag are en-route to our distribution centers in the United States and Belgium and to several of our key distributor partners.

Our principal executive office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244, and our telephone number is (443) 407-7564.

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

● Professional Tennis Registry (PTR):

The PTR is the world’s most prestigious teaching pro organization with more than 40,000 members. Slinger has partnered with PTR for the supply of Ball Launchers to their membership.

● DSV Logistics DSV is the world’s leading suppliers of warehousing, freight forwarding and logistics. Slinger will use DSV services in China, Europe and the US to optimize all logistical activities.

Competition

None. There are currently no competitors with products that are similar to the Slinger Bag. There are, however, tennis ball machines, including the following machines:

●	Spinshot Player Tennis Ball Machine
●	Spinfire Pro 2
●	Lobster Sports Elite 3
●	Spinshot Plus-2
●	Lobster Sports Elite Grand V Limited Edition
●	Lobster Sports Phenom II
●	Spinshot Plus
●	Lobster Sports Elite 2
●	Spinshot Pro
●	Lobster Sports Elite 1
●	Spinshot Lite
●	Lobster Sports Elite Liberty Tennis Ball Machine
●	Match Mate Rookie
●	https://sportstutor.com/tennis-cube/
●	https://sportstutor.com/tennis-tutor-prolite/
●	https://sportstutor.com/tennis-tutor/
●	https://sptennis.com

Raw Materials

All materials used in the Slinger Launder are available off-the-shelf. The trolley bag is manufactured with 600D Polyester and has the CA65 certification for the USA market. The launcher housing is produced using an injection mold using poly propylene mixed with 30% glass fibers. The electronic, PCB and remote-control parts are all standard off the shelf items.

Intellectual Property

The Company retains specialist trademark and patent attorneys with international experience.

As at the date hereof, the Company has applied for international design and utility patent protection for its main 3 products: Slinger Launcher, Slinger Oscillator and Slinger Telescopic Ball Tube. Patents have been applied for in USA, China, Taiwan, India, Israel and EU markets. Trademarks have been applied for in all major markets around the globe Trademark protection has been applied for and/or received in the following countries:

●	USA
●	Chile
●	Taiwan
●	Mexico
●	EU
●	Russia
●	Poland
●	Czech Republic
●	Australia
●	New Zealand
●	China
●	South Korea

●	Vietnam
●	Singapore
●	India
●	Canada
●	United Arab Emirates*
●	South Africa*
●	Columbia*
●	Israel*
●	Japan*
●	Switzerland*
●	Indonesia*
●	Malaysia*
●	Thailand*
●	Turkey*

*Protection is pending.

Slinger Bag Inc. owns the rights to its Slingerbag.com domain.

Strategy

The Company has an opportunity to disrupt the traditional tennis market globally. The Company expects drive 80% of its global revenues through its direct-to-consumer go-to-market strategy, whether that be through its on-line e-commerce platform at www.slingerbag.com or through associated e-commerce platforms established and managed by its distribution network. The balance of revenues will be driven through partnerships with leading wholesalers, federations and teaching pro organizations and other transactions across various markets. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally, Canada and its founder’s home market of Israel. Distributor partners will have exclusive territories and will have a recognized background within the tennis industry for their market as well as having the financial capacity and service infrastructure to aggressively grow the Slinger brand. Uniquely in the sports industry, all consumer orders received into Slingerbag.com from markets outside the United States will be routed back to our local distribution partners to fulfill and to service their local customers. All distributor partners will purchase with advanced orders, either based on a vendor-direct FOB Asia direct ship or through 1 of our 3 global 3rd party distribution facilities on a duty paid basis and at premium cost price. Currently, the Company has signed a number of exclusive distribution agreements in key markets and has on-going discussions with around 30 key potential distributor partners in other markets around the globe and is looking to close these distribution arrangements in the coming months.

The United States market will remain a direct to consumer market for Slinger. As the largest Tennis market in the world with 17.4 million players of which 10.5million are regular / avid players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Direct to consumer sales will be supplemented by one or more leading tennis wholesalers who manage large databases of coach, player, college, high school and club clients. This market will be serviced out of a third-party logistics facility in West Columbia SC and operated Slinger’s preferred global logistics partners, DSV, one of the world’s leading suppliers of freight-forwarding, logistics and warehousing.

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

Distribution Agreements

As at the date of this report, Slinger Bag Americas has entered into exclusive distribution agreements for Slinger’s line of products, including, but not limited to, tennis ball launcher devices, tennis ball launcher accessories, sports bags, tennis balls tennis court accessories and other tennis related products in the following markets and with the following distributors:

Territory	Distributor	Minimum Purchase Requirement of Slinger Bag Tennis Ball Launchers
Japan	Globeride Inc.	32,500 through the end of January 2025
United Kingdom and Ireland	Framework Sports & Marketing Ltd	9,000 through the end of May 2025
Switzerland	Ace Distribution	3,000 through the end of May 2025
Denmark, Finland, Norway and Sweden	Frihavnskompagniet ApS	6,500 through the end of December 2025
Morocco	Planet Sport Sarl	1,000 through the end of December 2025
Australia	Sportsman Warehouse t/a Tennis Only	2,500 through end of 2025
New Zealand	Sporting Goods Specialists	100 through end of 2025

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

Research and Development

The Company is involved in additional research and development of transportable, affordable and player-enhancing ball launching machines and associated game improvement products for all Ball Sports. Following a successful launch of its tennis ball launcher and provided that the Company achieves certain performance targets, Slinger Bag plans to introduce similar transportable, versatile and affordable ball launchers for Baseball, Softball, Cricket and other high participation ball sports.

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

Employees

As of the date of this report, we have seven people providing us services on a full-time basis – our chief executive officer, our chief marketing officer, our chief innovation officer and our chief operating officer together with 2 people in global customer service, one sales support employee, and a global marketing coordinator. Our chief financial officer and general counsel are also employed pursuant to service agreements, but are not providing us services on a full-time basis.

Results of Operations for the Three Months Ended July 31, 2020 and 2019

The following are the results of our operations for the three months ended July 31, 2020 as compared to 2019:

	For the Three Months Ended
	July 31,	July 31,
	2020	2019	Change
	(Unaudited)	(Unaudited)

Net sales	$564,985	$-	$564,985
Cost of sales	936,900	-	936,900
Gross loss	(371,915)	-	(371,915)

Operating expenses:
Selling and marketing expenses	302,018	26,195	275,823
General and administrative expenses	693,442	172,572	520,870
Stock-based compensation	65,826	-	65,826
Research and development costs	28,110	48,800	(20,690)
Total operating expenses	1,089,396	247,567	841,829

Loss from operations	(1,461,311)	(247,567)	(1,213,744)

Other expenses (income):
Amortization of debt discount	233,708	-	233,708
Change in value of derivatives	(566,667)	-	(566,667)
Interest expense - related party	172,464	-	172,464
Interest expense	73,210	17,500	55,710
Total other expense (income)	(87,285)	17,500	(104,785)
Loss before income taxes	(1,374,026)	(265,067)	(1,108,959)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(1,374,026)	$(265,067)	$(1,108,959)

Net sales

Our net sales during the three months ended July 31, 2020 amounted to $564,985 which consisted partially of shipped orders related to our Kickstarter and Indiegogo crowdfunding campaigns initiated in 2019, as well as new orders placed and fulfilled during the three months ended July 31, 2020. As of July 31, 2020, we had deferred revenue of $644,639 representing amounts received for units that have not been shipped to customers. We expect these orders to be fulfilled and the sales to be recognized in the year ended April 30, 2021. We had no sales during the three months ended July 31, 2019.

Cost of sales

Our cost of sales during the three months ended July 31, 2020 amounted to $936,900, which represent the cost of units shipped during the period. The loss on these shipments is due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initial scheduled, we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased costs, and (3) due to sanctions by the US against Chinese sourced products, the import duty was raised on all launchers brought into USA increasing cost of sales. As a result, our cost of sales exceeded initial sales values raised in our crowdfunding campaigns. Once all initial crowdfunding orders are fulfilled, we expect our gross margin to become positive. We had no cost of sales during the three months ended July 31,2019 as we had no sales during the period.

Operating expenses

During the three months ended July 31, 2020, we incurred total operating expenses of $1,089,396 compared with $247,567 during the three months ended July 31, 2019. The increase is due primarily to expenses related to an increase in the volume of activity during the three months ended July 31, 2020 related to marketing and development activities, as well as an increase in general and administrative expense associated with our public filings in 2020, which did not exist during the same period in 2019. During the three months ended July 31, 2019, we were in the process of building our business infrastructure to be in a position to commence sales activities and as a result had lower operating expenses.

Other expenses (income)

Other income, net during the three months ended July 31, 2020 was $87,285, which resulted from a gain on the change in value of derivatives of $566,667, offset by expenses of $233,708 for the amortization of debt discounts and $245,674 of interest expense. During the same period in 2019, other expenses amounted to $17,500 of interest expense. Interest expense was higher during the three months ended July 31, 2020 as compared to the same period in 2019 due to a higher amount of average debt outstanding during the period.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $11,602,539 as of July 31, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended July 31, 2020 and 2019.

	For the Three Months Ended
	July 31,	July 31,
	2020	2019
Cash flows used in operating activities	$(1,594,486)	$(877,520)
Cash flows provided by investing activities	$-	$73,400
Cash flows provided by financing activities	$1,620,000	$1,700,000

We had cash of $103,968 as of July 31, 2020, as compared to $79,847 as of April 30, 2020.

Net cash used in operating activities was $1,594,486 during the three months ended July 31, 2020, compared with $877,520 during the same period in 2019. The increase in cash used in operating activities was primarily due to a higher net loss in 2020, as well as additional spending for the acquisition of inventory relating to the onset of production at our vendors in Asia. There were no such transactions that occurred during the same period in 2019.

Net cash provided from investing activities was $0 for the three months ended July 31, 2020, compared with $73,400 for the same period in 2019. Investing activities during the period in 2019 were the result of $73,400 in cash we acquired from the contribution of the net assets of Slinger Bag Limited.

Net cash provided by financing activities was $1,620,000 for the three months ended July 31, 2020, compared with $1,700,000 for the same period in 2019. Cash provided by financing activities in 2020 consisted of proceeds of $1,500,000 from notes payable with a related party, as well as proceeds of $120,000 from a note payable with Montsaic Investments. Cash provided by financing activities in 2019 consisted of proceeds of $1,700,000 received from a note payable with Montsaic Investments.

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

On January 6, 2019, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest are due on January 8, 2021.

On March 1, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements are due on January 8, 2021.

On May 12, 2020, the Company borrowed an additional $1,000,000 from this same related party. On July 3, 2020, the Company borrowed an additional $500,000 from this same related party. The borrowings bear interest at a rate of 24% per annum and are due on January 8, 2021.

On July 8, 2020, the Company entered into a Purchase Order Financing Agreement (“PO Financing Agreement”) whereby $1,900,000 of the total $3,600,000 in outstanding debt due to the related party has been labeled as inventory financing (“PO Financing Amount”). The PO Financing Amount, along with any accrued interest, is due in full no later than six months from the effective date of the PO Financing Agreement, or January 8, 2021. The outstanding balance of the PO Financing Amount bears interest at a rate of 2% per month. The Company has agreed to repay the PO Financing Amount together with any accrued, but unpaid, interest thereon out proceeds from the sale of its products, licensing activities, revenue to be generated from operations and/or amounts received by the Company from investors, lenders, financiers, financing sources or other persons before making payments of any other nature (including dividends and distributions) except for payments required to finance the Company’s operations. On August 10, 2020, the Company borrowed an additional $250,000 subject to the PO Financing Agreement. On September 15, 2020, the Company borrowed an additional $250,000 subject to the PO Financing Agreement.

On September 7, 2020, the terms of the outstanding debt were amended to reduce the interest rate on all outstanding borrowings from this related party to 9.5% per annum, and on September 8, 2020, the debt holder agreed to extend the due date on all outstanding borrowings to September 1, 2021.

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

Note Payable

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

Future amounts due as of July 31, 2020 are summarized as follows.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Related Party	$3,600,000	$-	$3,600,000	$-	$-
Convertible Notes Payable	$125,000	$125,000	$-	$-	$-
Note Payable	$2,320,000	$1,820,000	$500,000	$-	$-
Total	$6,045,000	$1,945,000	$4,100,000	$-	$-

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flows from operations and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds from debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to acquisition of inventory and marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

Our independent registered public accounting firm auditors’ report accompanying our April 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy out liabilities and commitments in the ordinary course of business.

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

Changes in Internal Control Over Financial Reporting

In connection with our management’s assessment of controls over financial reporting during the year ended April 30, 2020, we identified the following material weaknesses:

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of July 31, 2020.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2020, the Company issued 1,216,560 shares of its common stock to Montsaic Investments as partial satisfaction of the shares issuable under a note payable agreement.

On May 15, 2020, the Company issued 243,800 shares of its common stock to a vendor as compensation for business advisory services performed.

Item 6. Exhibits

10.1	Loan Agreement dated May 12, 2020 with 2490585 Ontario Inc.*

10.2	Loan Agreement dated July 3, 2020 with 2490585 Ontario Inc.*

10.3	First Amendment to Promissory Note and Loan Agreements dated June 1, 2020 with Montsaic Investments, LLC*

10.4	Loan Agreement dated June 30, 2020 with Montsaic Investments, LLC*

10.5	Loan Agreement dated August 10, 2020 with 2490585 Ontario Inc.*

10.6	Loan Agreement dated September 15, 2020 with 2490585 Ontario Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 24, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: September 21, 2020	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: September 21, 2020	By:	/s/ Paul McKeown
Paul McKeown
Chief Financial Officer

