Form 10-Q
period 2020-10-31
Slinger Bag Inc.
filed 2020-12-14
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of December 14, 2020, was 26,746,746.

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

SLINGER BAG INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SLINGER BAG INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2020	2020
	(Unaudited)

Assets

Current assets
Cash	$652,871	$79,847
Accounts receivable	353,505	-
Inventory	1,912,693	919,644
Prepaid expenses and other current assets	271,055	381,510
Total assets	$3,190,124	$1,381,001

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$1,308,225	$989,112
Deferred revenue	809,514	179,366
Accrued interest - related parties	455,516	138,967
Notes payable - related party	4,038,708	2,100,000
Notes payable, net	1,820,000	-
Convertible note payable , net	-	82,128
Derivative liability	-	620,238
Due to related parties	738,714	377,106
Total current liabilities	9,170,677	4,486,917

Long-term liabilities
Long-term portion of convertible notes payable, net	-	1,493,939
Note payable, net	422,455	393,975
Total liabilities	9,593,132	6,374,831

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 26,609,714 and 24,749,354 shares issued and outstanding as of October 31, 2020 (unaudited) and April 30, 2020, respectively; 6,921,299 shares issuable as of October 31, 2020 (unaudited)	26,610	24,749
Additional paid-in capital	7,705,020	5,214,970
Accumulated other comprehensive loss	(7,973)	(5,036)
Accumulated deficit	(14,126,665)	(10,228,513)
Total stockholders’ deficit	(6,403,008)	(4,993,830)
Total liabilities and stockholders’ deficit	$3,190,124	$1,381,001

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$2,620,068	$-	$3,185,053	$-
Cost of sales	1,579,750	-	2,516,650	-
Gross profit	1,040,318	-	668,403	-

Operating expenses:
Selling and marketing expenses	397,922	106,545	699,940	132,740
General and administrative expenses	711,491	503,027	1,404,933	675,599
Stock-based compensation	118,019	-	183,845	-
Research and development costs	15,439	84,769	43,549	133,569
Total operating expenses	1,242,871	694,341	2,332,267	941,908

Loss from operations	(202,553)	(694,341)	(1,663,864)	(941,908)

Other expenses (income):
Amortization of debt discount	52,543	321,970	286,251	321,970
Change in value of derivatives	-	-	(566,667)	-
Loss on extinguishment of debt	1,999,487	-	1,999,487	-
Induced conversion loss	51,412	-	51,412	-
Interest expense - related party	144,085	5,000	316,549	5,000
Interest expense	74,046	428,855	147,256	446,355
Total other expense (income)	2,321,573	755,825	2,234,288	773,325
Loss before income taxes	(2,524,126)	(1,450,166)	(3,898,152)	(1,715,233)
Provision for (benefit from) income taxes	-	-	-	-
Net loss	$(2,524,126)	$(1,450,166)	$(3,898,152)	$(1,715,233)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(1,544)	(5,993)	(2,937)	(6,010)
Total other comprehensive loss, net of tax	(1,544)	(5,993)	(2,937)	(6,010)
Comprehensive loss	$(2,525,670)	$(1,456,159)	$(3,901,089)	$(1,721,243)

Net loss per share, basic and diluted	$(0.10)	$(0.06)	$(0.15)	$(0.07)
Weighted average number of common
shares outstanding, basic and diluted	26,420,584	24,380,000	26,255,603	24,380,000

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, April 30, 2019	24,380,000	$24,380	$2,520	$-	$(33,091)	$(6,191)

Contribution of Slinger Bag Limited	-	-	-	(2)	(967,678)	(967,680)
Foreign currency translation	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	(265,067)	(265,067)
Balance, July 31, 2019	24,380,000	24,380	2,520	(19)	(1,265,836)	(1,238,955)
Shares issuable related to note payable	-	-	1,492,188	-	-	1,492,188
Distribution to shareholder	-	-	(332,239)	-	-	(332,239)
Forgiveness of net liabilities owed to former majority shareholder	-	-	15,289	-	-	15,289
Foreign currency translation	-	-	-	(5,993)	-	(5,993)
Net loss	-	-	-	-	(1,450,166)	(1,450,166)
Balance, October 31, 2019	24,380,000	$24,380	$1,177,758	$(6,012)	$(2,716,002)	$(1,519,876)

Balance, April 30, 2020	24,749,354	$24,749	$5,214,970	$(5,036)	$(10,228,513)	$(4,993,830)
Shares issued related to note payable	1,216,560	1,217	(1,217)	-	-	-
Shares issued for services	243,800	244	65,582	-	-	65,826
Foreign currency translation	-	-	-	(1,393)	-	(1,393)
Net loss	-	-	-	-	(1,374,026)	(1,374,026)
Balance, July 31, 2020	26,209,714	$26,210	$5,279,335	$(6,429)	$(11,602,539)	$(6,303,423)
Shares issued for conversion of convertible debt	300,000	300	238,149	-	-	238,449
Shares issued for services	100,000	100	113,900	-	-	114,000
Warrants issued with note payable	-	-	2,069,617	-	-	2,069,617
Stock-based compensation	-	-	4,019	-	-	4,019
Foreign currency translation	-	-	-	(1,544)	-	(1,544)
Net loss	-	-	-	-	(2,524,126)	(2,524,126)
Balance, October 31, 2020	26,609,714	$26,610	$7,705,020	$(7,973)	$(14,126,665)	$(6,403,008)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	October 31,	October 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,898,152)	$(1,715,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	650
Change in value of derivatives	(566,667)	-
Stock-based compensation	183,845	-
Loss on extinguishment of debt	1,999,487
Induced conversion loss	51,412
Non-cash interest expense	-	358,855
Amortization of debt discount	286,251	321,970
		-
Changes in operating assets and liabilities:
Accounts receivable	(353,505)	-
Inventory	(993,049)	-
Prepaid expenses and other current assets	110,455	(675,172)
Accounts payable and accrued expenses	327,579	163,986
Deferred revenue	630,148	(25,897)
Accrued interest - related parties	316,549	5,000
Due to related parties	361,608	(11,319)

Net cash used in operating activities	(1,544,039)	(1,577,160)

Cash flows from investing activities
Proceeds from contribution of net assets of Slinger Bag Limited	-	73,400
Net cash provided by investing activities	-	73,400

Cash flows from financing activities
Distribution to shareholder	-	(332,239)
Proceeds from notes payable - related party	2,000,000	500,000
Proceeds from note payable	120,000	1,700,000

Net cash provided by financing activities	2,120,000	1,867,761

Effect of exchange rate fluctuations on cash	(2,937)	(6,010)

Net change in cash	573,024	357,991
Cash, beginning of the period	79,847	1,994
Cash, end of the period	$652,871	$359,985

Supplemental disclosure of cash flow information:
Interest paid	$140,180	$70,000
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Forgiveness of net liabilities owed to former majority shareholder	$-	$15,289
Shares issuable related to convertible note payable agreement	$-	$1,492,188
Debt discount due to derivative liability	$-	$566,667
Conversion of note payable and accrued interest into common stock	$187,037	$-
Warrants issued with note payable	$70,130	$-
Loss on extinguishment of debt	$1,999,487	$-
Induced conversion loss	$51,412	$-
Net assets contributed from Slinger Bag Limited	$-	$(967,680)

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

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There are no assets or liabilities or historical operational activity of Slinger Bag Canada at the time of acquisition.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL for the year ended April 30, 2020. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. Therefore, the comparative information presented in the unaudited condensed consolidated financial statements for the three and six months ended October 31, 2019 includes the activity of SBL. There was no historical activity in Slinger Bag Americas, Slinger Bag Canada or Slinger Bag UK prior to May 1, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $14,126,665 as of October 31, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s financial statements and notes thereto for the years ended April 30, 2020 and 2019, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on August 24, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the six months ended October 31, 2020 are not necessarily indicative of results for the entire year ending April 30, 2021.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company has no allowance for doubtful accounts as of October 31, 2020 or April 30, 2020.

Inventory

Inventory is valued at the lower of the cost or net realizable value. The Company’s inventory as of October 31, 2020 consisted of $1,299,441 of finished goods and $613,252 of component and replacement parts. The Company’s inventory as of April 30, 2020 consisted of $663,750 of finished goods and $255,894 of component and replacement parts.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three or six months ended October 31, 2020 or 2019.

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

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants granted in connection with ongoing arrangements are more fully described in Note 4: Note Payable – Related Party, Note 6: Note Payable and Note 8: Stockholders’ Deficit.

The warrants granted during the six months ended October 31, 2020 and 2019 were valued using the Black-Scholes pricing method on the date of grant using the following assumptions below.

	2020	2019
Expected life in years	10 years	NA
Stock price volatility	148.3% - 151.9%	NA
Risk free interest rate	0.68% - 0.85%	NA
Expected dividends	0%	NA

Foreign Exchange

A portion of SBL’s operations are conducted in Israel and its functional currency is the Israeli Shekel. In addition, the operations of Slinger Bag Canada are conducted in its functional currency of Canadian Dollars. The accounts of SBL and Slinger Bag Canada have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Stockholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments in accumulated other comprehensive income in the Company’s stockholders’ equity.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The Company had 6,921,299 and 8,137,859 common shares issuable as of October 31, 2020 and 2019, respectively, (see Note 6) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding warrants exercisable into 16,025,000 shares of common stock as of October 31, 2020 which were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 4: NOTE PAYABLE – RELATED PARTY

On October 3, 2019, the Company entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement making all principal and accrued interest due on July 15, 2020.

On December 3, 2019, the Company entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making all principal and accrued interest due on July 15, 2020.

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

On August 10, 2020, the Company borrowed an additional $250,000 from its existing related party lender subject to the PO Financing Agreement.

On September 7, 2020, the outstanding debt from the existing related party lender was amended to reduce the interest rate to 9.5% per annum on all outstanding loans. As consideration for agreeing to reduce the interest rate, the Company issued the related party warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise of $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. The amendment of the outstanding debt was treated as an extinguishment of the debt, and therefore the value of the warrants issued to the lender amounting to $1,999,487 were expensed as loss on extinguishment during the three and six months ended October 31, 2020.

On September 8, 2020, the related party lender agreed to extend the due date of all outstanding loans to September 1, 2021.

On September 15, 2020, the Company borrowed an additional $250,000 existing related party lender. The borrowings bear interest at 9.5% per annum and are due in full on September 15, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. The note was discounted by $70,130 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $8,838 for the three and six months ended October 31, 2020. As of October 31, 2020, the remaining discount was $61,292.

Total outstanding borrowings from this related party as of October 31, 2020 amounted to $4,100,000. The outstanding amount is net of total discounts of $61,292 for a net book value of $4,038,708 as of October 31, 2020.

On December 3, 2020, the related party lender purchased the outstanding debt of $1,820,000 from Montsaic (see Note 6).

Interest expense to this related party for three months ended October 31, 2020 and 2019 amounted to $144,085 and $5,000, respectively. Interest expense to this related party for six months ended October 31, 2020 and 2019 amounted to $316,549 and $5,000, respectively. Accrued interest due to this related party as of October 31, 2020 and April 30, 2020 amounted to $455,516 and $138,967, respectively.

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

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $53,571 as of the issuance date on February 11, 2020, which was initially recorded as a discount to the outstanding note balance and a derivative liability. The discount was being amortized over the term of the agreement.

On September 4, 2020, to induce the convertible debt holder to promptly convert the outstanding balance into shares of the Company’s common stock, the Company offered the debt holder a one-time reduction in the conversion price. The debt holder subsequently agreed to convert the outstanding convertible note payable balance of $125,000 and accrued interest of $8,466 into 300,000 shares of the Company’s common stock. Under the guidance in ASC 470-20-40-16, the Company recognized an expense at the conversion date equal to the fair value of the stock transferred after the change in terms, less the fair value of securities issuable under the original conversion terms. The excess in value amounted to $51,412, and was reflected as induced conversion loss in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended October 31, 2020.

At the time of the conversion, the remaining debt discount was fully amortized and the derivative liability amount of $53,571 was reclassified as additional paid-in capital as part of stockholders’ equity. Amortization of debt discounts during the three and six months ended October 31, 2020 amounted to $29,465 and $42,872, respectively, and is recorded as amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations.

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

The note payable agreement, as amended on September 11, 2019, also provides Montsaic with a warrant giving them the right to acquire 33% of the outstanding shares of SBL on a fully-diluted basis for no consideration up through the maturity date. On September 16, 2019, Montsaic and Slinger Bag Inc. entered into a warrant assignment and conveyance agreement which transferred the right to acquire 33% of the outstanding common stock shares of SBL to Slinger Bag Inc., resulting in a total of 8,137,859 shares of common stock issuable to Montsaic. The allocated value of the warrant amounted to $1,492,188, which has been reflected as a discount to the outstanding note balance. On May 6, 2020, the Company issued 1,216,560 shares of common stock as partial satisfaction of the shares issuable. As of October 31, 2020, the Company has 6,921,299 shares of common stock that are issuable.

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $566,667 as of the issuance date on September 11, 2019, which has been recorded as a discount to the outstanding note balance, less $358,855 representing the amount of the conversion option exceeding the face value of the note payable which was recorded immediately as interest expense, and a derivative liability. Effective June 1, 2020, the Company and Montsaic entered into an amendment to the note payable agreement to eliminate the conversion right contained in the original agreement. As a result, the value of the derivative liability was $0 as of October 31, 2020 and the Company has recorded a gain on the change in value of derivative of $566,667 during the six months ended October 31, 2020.

The combined discount relating to the warrant and conversion option are being amortized over the term of the agreement. Amortization of debt discounts during the three and six months ended October 31, 2020 amounted to $206,061 and is recorded as amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations. The unamortized discount balance amounted to $0 as of October 31, 2020.

On June 30, 2020, the Company entered into a loan agreement with Montsaic to borrow an additional $120,000. This loan bears interest at an annual rate of 12.6% and is required to be repaid in full, together with all accrued, but unpaid, interest by June 30, 2021.

On December 3, 2020, Montsaic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000 to 2490585 Ontario, Inc., the Company’s existing related party lender, along with the 1,216,560 shares of common stock previously issued in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable (see Note 10).

On March 16, 2020, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 12% per annum. Interest on the note is payable monthly and outstanding principal on the note is due in full on March 16, 2022.

In connection with the promissory note payable on March 16, 2020, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price equal to a 40% discount of the market price of the Company’s stock, as defined in the agreement. The warrants expire on March 16, 2022 and are fully vested upon issuance. The note was discounted by $112,990 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $14,240 and $28,480, respectively, for the three and six months ended October 31, 2020. As of October 31, 2020, the net book value of the promissory note amounted to $422,455 including the principal amount outstanding of $500,000 net of the remaining discount of $77,545.

Future scheduled maturities of notes payable as of October 31, 2020 were as follows.

Year Ended
October 31,

2021	$1,820,000
2022	500,000
Total	$2,320,000
Less current portion	1,820,000
Long-term portion of notes payable	500,000
Less discount	(77,545)
Long-term portion of notes payable, net	$422,455

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

Amounts due to related parties were $738,714 and $377,106 as of October 31, 2020 and April 30, 2020, respectively, which represented unpaid salaries and reimbursable expenses due to officers of the Company.

The Company has outstanding notes payable of $4,100,000 and $2,100,000 and accrued interest of $455,516 and $138,967 due to a related party as of October 31, 2020 and April 30, 2020, respectively (see Note 4).

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of October 31, 2020, the Company had 26,609,714 shares of common stock issued and outstanding.

On May 6, 2020, the Company issued 1,216,560 shares of its common stock to Montsaic as partial satisfaction of the shares issuable under this note payable agreement.

On May 15, 2020, the Company issued 243,800 shares of its common stock to a vendor as compensation for business advisory services performed which resulted in $65,826 of operating expenses during the six months ended October 31, 2020.

On September 4, 2020, the Company issued 300,000 shares of its common stock for the conversion of debt (see Note 5).

On October 8, 2020, the Company issued 100,000 shares of its common stock to a vendor as compensation for business advisory services performed which resulted in $114,000 of operating expenses during the six months ended October 31, 2020.

There were no issuances of common stock during the six months ended October 31, 2019.

Common Stock Issuable

As discussed in Note 6, on September 16, 2019, the Company entered into a warrant assignment and conveyance agreement with Montsaic, pursuant to which the Company allows Montsaic to acquire 33% of the outstanding common stock shares of the Company on a fully-diluted basis for no consideration. As of October 31, 2020, there are 6,921,299 shares of common stock that are issuable under this agreement.

Warrants Issued for Compensation

On April 30, 2020, the Company granted an aggregate total of 12,500,000 warrants to key employees and officers of the Company as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance, and are vested immediately upon grant.

On October 28, 2020, the Company granted 400,000 warrants to a services provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. As of October 31, 2020, none of the award has vested or is exercisable.

On October 29, 2020, the Company granted a stock-based compensation award to three members of its advisory board, whereby they receive an aggregate number of warrants equal to $90,000 divided by the average closing price of the Company’s stock for the previous five days prior to the most recently completed fiscal quarter. The award vests quarterly over a year from the grant date. The warrants have exercise price of $0.001 per share and a contractual life of 10 years from the date of issuance.

The Company recorded a total of $4,019 of stock-based compensation expense related to these awards for the three and six months ended October 31, 2020. The Company expects to record an additional $512,834 of stock-based compensation expense associated with these warrants through October 2021.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space under short-term leases with terms under a year. Total rent expense for the three months ended October 31, 2020 and 2019 amounted to $2,100 and $0, respectively. Total rent expense for the six months ended October 31, 2020 and 2019 amounted to $4,200 and $0, respectively.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

NOTE 10: SUBSEQUENT EVENTS

On November 10, 2020, the Company entered into a Trademark Assignment Agreement to acquire the “Slinger” trademark for $30,000 in cash, 35,000 shares of the Company’s common stock, and warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants are exercisable immediately and have a contractual life of 10 years.

On November 24, 2020, the Company received additional borrowings of $300,000 from its related party debt holder. The borrowings bear interest at 9.5% per annum and are due in full on November 24, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at $0.001 per share. The warrants vest immediately and have a contractual life of 10 years.

On November 24, 2020, the Company issued 46,087 shares of common stock to a vendor for payment of services.

On November 24, 2020, the Company issued 55,945 shares of common stock to a consultant as payment of $30,000 of outstanding payables.

On December 3, 2020, Montsaic entered into an Assignment and Conveyance Agreement with 2490585 Ontario Inc., the Company’s existing related party lender. In connection with the agreement, Montsaic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000 to 2490585 Ontario, Inc., along with the 1,216,560 shares of common stock previously issued to Montsaic in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable. Subsequent to this point in time, the outstanding debt of $1,820,000 and all accrued interest is payable to 2490585 Ontario, Inc., and future interest will accrue at a rate of 9.5% per annum consistent with the rate being charged on their other outstanding debt. The scheduled maturity date of the debt remains unchanged.

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

Slinger intends to disrupt this traditional tennis market by creating a new ball machine category – called Slinger Launcher – and marketing portable and affordable Slinger Launchers directly to avid, regular tennis players. Constructed within a wheeled trolley tennis bag, a Slinger Launcher weighs around 15kgs / 34lbs when empty. If stored with 72 Balls inside the weight increases to 19kgs / 42lbs. It can easily be stored in a car trunk, wheeled to the court and set up within minutes to use. The Slinger Launcher is powered by a 6.6Ah Lithium battery that can last up to 3.5 hours of play depending on the settings being used and on frequency of use. Slinger’s convenience as a tennis bag combined with its ease of operation and overall performance as a tennis ball launcher is the basis that the company will target direct sales to these avid players.

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

As at the beginning of November 2019, the Company shipped 100 new product packages to potential distribution partners, high level players and several tennis journalists as part of a final market testing program. Feedback resulted in a few minor tweaks to the design of our Slinger Launcher, which have been incorporated into the final production unit. Our manufacturing facility in China went into full production in late November 2019. As of October 31, 2020, we had shipped 11,250 Slinger Launchers out of China and have another 10,000 in production. These were delivered to our logistics facilities in South Carolina for the United States market and to Belgium for international markets and to exclusive market distributors contracted to the Slinger Bag brand.

Additionally, we ship full containers of our Slinger Triniti Tennis Balls from Wilson (our supplier) in Thailand to the United States and Belgium for onward distribution.

The Company has contracted with exclusive distributors globally. These include Japan, UK, Ireland, Switzerland, Scandinavian markets (covering Denmark, Sweden, Norway, Finland) Australia, New Zealand, Bulgaria, Singapore, Morocco, Slovenia, Hungary, Croatia and most recently contracted with Dunlop Sports International Europe Ltd to distribute Slinger Bag exclusively in Germany, Austria, France, Italy, Spain, Portugal, Netherlands, Belgium and Luxembourg in a transaction worth up to $100 million in purchases to Slinger Bag through the end of 2025 and remain in various stages of negotiation with another 15 potential market distribution companies across the globe. Manufacturing production remains at full capacity – currently 5,000 units per month. and Slinger Bag has products leaving our production facility in Xiamen, China on a weekly basis en-route to our distribution centers in the United States and Europe and to our key distributor partners.

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

As at the date hereof, the Company has applied for international design and utility patent protection for its main 3 products: Slinger Launcher, Slinger Oscillator and Slinger Telescopic Ball Tube. Patents have been applied for in all key markets including USA, China, Taiwan, India, Israel and EU markets. Trademarks have been applied for in all major markets around the globe Trademark protection has been applied for and/or received in the following countries:

●	USA
●	Chile
●	Taiwan
●	Mexico
●	EU
●	Russia
●	Poland
●	Czech Republic
●	Australia
●	New Zealand
●	China
●	South Korea
●	Vietnam
●	Singapore
●	India
●	Canada
●	United Arab Emirates*
●	South Africa*
●	Columbia*
●	Israel*
●	Japan*
●	Switzerland*
●	Indonesia*
●	Malaysia*
●	Thailand*
●	Turkey*

*Protection is pending.

Slinger Bag Inc. owns the rights to its Slingerbag.com domain.

Strategy

The Company has an opportunity to disrupt the traditional tennis market globally. The Company expects drive 80% of its global revenues through its direct-to-consumer go-to-market strategy, whether that be through its on-line e-commerce platform at www.slingerbag.com or through associated e-commerce platforms established and managed by its distribution network. The balance of revenues will be driven through partnerships with leading wholesalers, federations and teaching pro organizations and other transactions across various markets. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally, Canada and its founder’s home market of Israel. Distributor partners will have exclusive territories and will have a recognized background within the tennis industry for their market as well as having the financial capacity and service infrastructure to aggressively grow the Slinger brand. Uniquely in the sports industry, all consumer orders received into Slingerbag.com from markets outside the United States will be routed back to our local distribution partners to fulfill and to service their local customers. All distributor partners will purchase with advanced orders, either based on a vendor-direct FOB Asia direct ship or through 1 of our 3 global 3rd party distribution facilities on a duty paid basis and at premium cost price. Currently, the Company has signed a number of exclusive distribution agreements in key markets and has on-going discussions with around 15 key potential distributor partners in other markets around the globe and is looking to close these distribution arrangements in the coming months.

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

Distribution Agreements

As at the date of this report, Slinger Bag Americas has entered into exclusive distribution agreements for Slinger’s line of products, including, but not limited to, tennis ball launcher devices, tennis ball launcher accessories, sports bags, tennis balls tennis court accessories and other tennis related products in the following markets and with the following distributors:

Territory	Distributor	Minimum Purchase Requirement of Slinger Bag Tennis Ball Launchers
Japan	Globeride Inc.	32,500 through the end of January 2025
United Kingdom and Ireland	Framework Sports & Marketing Ltd	9,000 through the end of May 2025
Switzerland	Ace Distribution	3,000 through the end of May 2025
Denmark, Finland, Norway and Sweden	Frihavnskompagniet ApS	6,500 through the end of December 2025
Morocco	Planet Sport Sarl	1,000 through the end of December 2025
Australia	Sportsman Warehouse t/a Tennis Only	2,500 through the end of 2025
New Zealand	Sporting Goods Specialists	100 through the end of 2025
Bulgaria	Ark Dream EOOD	950 through the end of 2025
Chile	Sporting Brands Ltds	165 through the end of 2025
Croatia, Hungary and Slovenia	Go 4 d.o.o.	380 through the end of 2025
Austria, Belgium, France, Germany, Italy, Luxembourg, Portugal, Spain and The Netherlands	Dunlop International Europe Ltd	120,000 through the end of 2025
Singapore	Tennis Bot Pte Ltd	950 through the end of 2025
Bahrain, Bangladesh, Egypt, Kuwait, Maldives, Oman, Pakistan, Qatar, Saudi Arabia, Sri Lanka, Tunisia and United Arab Emirates	Color Sports Inc	3,000 through the end of 2025
Total		180,045

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

Throughout 2020 Slinger Bag became a brand sponsor of several prominent tennis events, e.g. Battle of the Brits and Tie Break 10s (all shown live across the globe).

Research and Development

The Company is involved in additional research and development of transportable, affordable and player-enhancing ball launching machines and associated game improvement products for all Ball Sports. Following a successful launch of its tennis ball launcher, Slinger is currently field testing its new Pickleball launcher due to be introduced in mid 2021 and is in final prototype stage of its new Padel Tennis Launcher planned for late 2021 introduction and provided that the Company achieves certain performance targets, Slinger Bag plans to introduce similar transportable, versatile and affordable ball launchers for Baseball, Softball, Cricket and other high participation ball sports over the course of the next 3 years. In this connection, on September 10, 2020, Slinger bag entered into an agreement with Igloo Design, which is the same company that designed the Slinger Bag ball launcher for tennis, for a Slinger Bag ball launcher for baseball and softball. This development has commenced within the three months ended October 31, 2020 and initial design ideas and further direction have been provided.

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

Employees

We have six people providing us services on a full-time basis – our chief executive officer, our chief marketing officer and our chief operating officer together with 2 people in global customer service and a global marketing coordinator. Our chief financial officer and general counsel are also employed pursuant to service agreements, but are not providing us services on a full-time basis.

Advisory Board

In October 2020, we appointed our first three representatives to join the newly formed Slinger Bag Advisory Board. George Mackin joins the advisory board as a Media and Smart technology expert having previously owned the Indian Wells Tennis event and Tennis.com media and most recently led Playsight to a high level of success within the tennis industry, Rodney Rapson joins as an experienced smart technology expert and Jeff Angus joins to add support and experience to our marketing team.

Results of Operations for the Three Months Ended October 31, 2020 and 2019

The following are the results of our operations for the three months ended October 31, 2020 as compared to 2019:

	For the Three Months Ended
	October 31,	October 31,
	2020	2019	Change
	(Unaudited)	(Unaudited)

Net sales	$2,620,068	$-	$2,620,068
Cost of sales	1,579,750	-	1,579,750
Gross profit	1,040,318	-	1,040,318

Operating expenses:
Selling and marketing expenses	397,922	106,545	291,377
General and administrative expenses	711,491	503,027	208,464
Stock-based compensation	118,019	-	118,019
Research and development costs	15,439	84,769	(69,330)
Total operating expenses	1,242,871	694,341	548,530

Loss from operations	(202,553)	(694,341)	491,788

Other expenses (income):
Amortization of debt discount	52,543	321,970	(269,427)
Loss on extinguishment of debt	1,999,487	-	1,999,487
Induced conversion loss	51,412	-	51,412
Interest expense - related party	144,085	5,000	139,085
Interest expense	74,046	428,855	(354,809)
Total other expense (income)	2,321,573	755,825	1,565,748
Loss before income taxes	(2,524,126)	(1,450,166)	(1,073,960)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(2,524,126)	$(1,450,166)	$(1,073,960)

Net sales

Our net sales during the three months ended October 31, 2020 amounted to $2,620,068. As of October 31, 2020, we had deferred revenue of $809,514 representing amounts received for units that have not been shipped to customers. We expect these orders to be fulfilled and the sales to be recognized in the year ended April 30, 2021. We had no sales during the three months ended October 31, 2019.

Cost of sales

Our cost of sales during the three months ended October 31, 2020 amounted to $1,579,750, which represent the cost of units shipped during the period, and resulted in a gross profit of $1,040,318, or 39.7%. In previous quarters, we experienced gross losses on units shipped due primarily to discounted pricing and higher costs associated with initial crowdfunding orders placed. The initial crowdfunding orders had substantially been fulfilled as of the beginning of the current quarter. As a result, the sales generated during the quarter ended October 31, 2020 represented new orders placed and fulfilled during the current period, which resulted in a positive gross profit. We expect our sales going forward to generate similar gross profit percentages. We had no sales or cost of sales during the three months ended October 31, 2019.

Operating expenses

During the three months ended October 31, 2020, we incurred total operating expenses of $1,242,871 compared with $694,341 during the three months ended October 31, 2019. The increase is due primarily to expenses related to an increase in the volume of activity during the three months ended October 31, 2020 related to marketing and development activities, as well as an increase in general and administrative expense associated with our public filings in 2020, which did not exist during the same period in 2019. During the three months ended October 31, 2019, we were in the process of building our business infrastructure to be in a position to commence sales activities and as a result had lower operating expenses.

Other expenses (income)

Other expenses during the three months ended October 31, 2020 were $2,321,573, which consisted of $52,543 for the amortization of debt discounts, $1,999,487 of loss on extinguishment of debt relating to the modification of related party loans outstanding, $51,412 of induced conversion loss relating to an inducement offer extended to and accepted by a convertible debtholder, and $218,131 of interest expense. During the same period in 2019, other expenses amounted to $755,825, which consisted of $321,970 for the amortization of debt discounts and $433,855 of interest expense. Interest expense was higher during the three months ended October 31, 2019 as compared to the same period in 2020 due to non-cash interest expense of $358,855 related to the beneficial conversion option associated with our outstanding Montsaic note.

Results of Operations for the Six Months Ended October 31, 2020 and 2019

The following are the results of our operations for the six months ended October 31, 2020 as compared to 2019:

	For the Six Months Ended
	October 31,	October 31,
	2020	2019	Change
	(Unaudited)	(Unaudited)

Net sales	$3,185,053	$-	$3,185,053
Cost of sales	2,516,650	-	2,516,650
Gross profit	668,403	-	668,403

Operating expenses:
Selling and marketing expenses	699,940	132,740	567,200
General and administrative expenses	1,404,933	675,599	729,334
Stock-based compensation	183,845	-	183,845
Research and development costs	43,549	133,569	(90,020)
Total operating expenses	2,332,267	941,908	1,390,359

Loss from operations	(1,663,864)	(941,908)	(721,956)

Other expenses (income):
Amortization of debt discount	286,251	321,970	(35,719)
Change in value of derivatives	(566,667)	-	(566,667)
Loss on extinguishment of debt	1,999,487	-	1,999,487
Induced conversion loss	51,412	-	51,412
Interest expense - related party	316,549	5,000	311,549
Interest expense	147,256	446,355	(299,099)
Total other expense (income)	2,234,288	773,325	1,460,963
Loss before income taxes	(3,898,152)	(1,715,233)	(2,182,919)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(3,898,152)	$(1,715,233)	$(2,182,919)

Net sales

Our net sales during the six months ended October 31, 2020 amounted to $3,185,053 which consisted partially of shipped orders related to our Kickstarter and Indiegogo crowdfunding campaigns initiated in 2019, as well as new orders placed and fulfilled during the six months ended October 31, 2020. As of October 31, 2020, we had deferred revenue of $809,514 representing amounts received for units that have not been shipped to customers. We expect these orders to be fulfilled and the sales to be recognized in the year ended April 30, 2021. We had no sales during the six months ended October 31, 2019.

Cost of sales

Our cost of sales during the six months ended October 31, 2020 amounted to $2,516,650, which represent the cost of units shipped during the period, and resulted in a gross profit of $668,403, or 21.0%. During the first quarter of the current year, we experienced a gross loss as the bulk of our sales in that period related to the shipment of initial crowdfunding orders. The loss on these shipments was due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initial scheduled, we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased costs, and (3) due to sanctions by the US against Chinese sourced products, the import duty was raised on all launchers brought into USA increasing cost of sales. As a result, our cost of sales exceeded initial sales values raised in our crowdfunding campaigns. As of the beginning of the current quarter, substantially all of the initial crowdfunding orders had been fulfilled. Sales generated during the quarter ended October 31, 2020 represented new orders placed and fulfilled during the current period, which resulted in a positive gross profit. We expect our sales going forward to generate positive gross profits. We had no sales or cost of sales during the six months ended October 31, 2019.

Operating expenses

During the six months ended October 31, 2020, we incurred total operating expenses of $2,332,267 compared with $941,908 during the six months ended October 31, 2019. The increase is due primarily to expenses related to an increase in the volume of activity during the six months ended October 31, 2020 related to marketing and development activities, as well as an increase in general and administrative expense associated with our public filings in 2020, which did not exist during the same period in 2019. During the six months ended October 31, 2019, we were in the process of building our business infrastructure to be in a position to commence sales activities and as a result had lower operating expenses.

Other expenses (income)

Other expenses, net during the six months ended October 31, 2020 was $2,234,288, which consisted of $286,251 for the amortization of debt discounts, $1,999,487 of loss on extinguishment of debt relating to the modification of related party loans outstanding, $51,412 of induced conversion loss relating to an inducement offer extended to and accepted by a convertible debtholder, and $463,805 of interest expense. These amounts were offset by a gain on the change in value of derivatives of $566,667. During the same period in 2019, other expenses, net amounted to $773,325, which consisted of $321,970 for the amortization of debt discounts and $451,355 of interest expense.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $14,126,665 as of October 31, 2020 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended October 31, 2020 and 2019.

	For the Six Months Ended
	October 31,	October 31,
	2020	2019
Cash flows used in operating activities	$(1,544,039)	$(1,577,160)
Cash flows provided by investing activities	$-	$73,400
Cash flows provided by financing activities	$2,120,000	$1,867,761

We had cash of $652,871 as of October 31, 2020, as compared to $79,847 as of April 30, 2020.

Net cash used in operating activities was $1,544,039 during the six months ended October 31, 2020, compared with $1,577,160 during the same period in 2019. Our cash used in operating activities during the six months ended October 31, 2020 was primarily the result of our net loss of $3,898,152 for the period, offset by non-cash net expenses of $1,954,328 and increases in deferred revenue as well as amounts due to related parties for accrued interest and for accrued salaries. Our net cash used in operating activities during the six months ended October 31, 2019 was primarily the result of our net loss of $1,715,233 during the period, offset by non-cash net expenses of $681,475, as well as additional spending for prepaid assets relating to inventory.

Net cash provided from investing activities was $0 for the six months ended October 31, 2020, compared with $73,400 for the same period in 2019. Investing activities during the period in 2019 were the result of $73,400 in cash we acquired from the contribution of the net assets of Slinger Bag Limited.

Net cash provided by financing activities was $2,120,000 for the six months ended October 31, 2020, compared with $1,867,761 for the same period in 2019. Cash provided by financing activities in 2020 consisted of proceeds of $2,000,000 from notes payable with a related party, as well as proceeds of $120,000 from a note payable with Montsaic Investments. Cash provided by financing activities in 2019 consisted of proceeds of $500,000 from notes payable with a related party, as well as proceeds of $1,700,000 received from a note payable with Montsaic Investments, offset by a distribution to the majority shareholder for $332,239.

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

Total outstanding borrowings from this related party as of October 31, 2020 amounted to $4,100,000.

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

Future amounts due as of October 31, 2020 are summarized as follows.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Related Party	$4,100,000	$4,100,000	$-	$-	$-
Note Payable	$2,320,000	$1,820,000	$500,000	$-	$-
Total	$6,420,000	$5,920,000	$500,000	$-	$-

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of October 31, 2020.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2020, the Company issued 300,000 shares of its common stock for the conversion of debt.

On October 8, 2020, the Company issued 100,000 shares of its common stock as compensation to its industrial designer for his continued work on adapting Slinger Bag for different sports.

Item 6. Exhibits

10.1	Loan Agreement dated May 12, 2020 with 2490585 Ontario Inc.*

10.2	Loan Agreement dated July 3, 2020 with 2490585 Ontario Inc.*

10.3	First Amendment to Promissory Note and Loan Agreements dated June 1, 2020 with Montsaic Investments, LLC*

10.4	Loan Agreement dated June 30, 2020 with Montsaic Investments, LLC*

10.5	Loan Agreement dated August 10, 2020 with 2490585 Ontario Inc.*

10.6	Loan Agreement dated September 15, 2020 with 2490585 Ontario Inc.**

10.7	Loan Agreement dated November 24, 2020 with 2490585 Ontario, Inc.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 24, 2020
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: December 14, 2020	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: December 14, 2020	By:	/s/ Paul McKeown
Paul McKeown
Chief Financial Officer

