Form 10-Q
period 2021-01-31
Slinger Bag Inc.
filed 2021-03-22
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of March 22, 2021, was 27,346,746.

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

SLINGER BAG INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SLINGER BAG INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash	$330,441	$79,847
Accounts receivable	1,433,312	-
Inventory	2,321,426	919,644
Prepaid expenses and other current assets	339,161	381,510
Total current assets	4,424,340	1,381,001

Intangible assets, net	114,284	-
Total assets	$4,538,624	$1,381,001

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$2,315,614	$971,612
Deferred revenue	113,292	179,366
Accrued interest	19,500	17,500
Accrued interest - related parties	592,997	138,967
Notes payable - related party	6,065,890	2,100,000
Notes payable, net	1,000,000	-
Convertible note payable , net	-	82,128
Derivative liability	-	620,238
Due to related parties	1,085,434	377,106
Total current liabilities	11,192,727	4,486,917

Long-term liabilities
Long-term portion of convertible notes payable , net	-	1,493,939
Note payable, net	-	393,975
Total liabilities	11,192,727	6,374,831

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 27,346,746 and 24,749,354 shares issued and outstanding as of January 31,2021 (unaudited) and April 30, 2020, respectively; 6,921,299 shares issuable as of January 31, 2021 (unaudited)	27,347	24,749
Additional paid-in capital	8,743,458	5,214,970
Accumulated other comprehensive loss	(7,157)	(5,036)
Accumulated deficit	(15,417,751)	(10,228,513)
Total stockholders’ deficit	(6,654,103)	(4,993,830)
Total liabilities and stockholders’ deficit	$4,538,624	$1,381,001

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,123,648	$-	$7,308,701	$-
Cost of sales	3,245,493	-	5,762,143	-
Gross profit	878,155	-	1,546,558	-

Operating expenses:
Selling and marketing expenses	351,845	96,870	1,051,785	229,610
General and administrative expenses	1,121,993	512,051	2,526,926	1,187,650
Stock-based compensation	263,633	-	447,478	-
Research and development costs	137,156	19,530	180,705	153,099
Total operating expenses	1,874,627	628,451	4,206,894	1,570,359

Loss from operations	(996,472)	(628,451)	(2,660,336)	(1,570,359)

Other expenses (income):
Amortization of debt discount	39,175	602,963	325,426	924,933
Change in value of derivatives	-	-	(566,667)	-
Loss on extinguishment of debt	95,760	-	2,095,247	-
Induced conversion loss	-	-	51,412	-
Interest expense - related party	137,480	7,500	454,029	12,500
Interest expense	22,199	107,190	169,455	553,545
Total other expense (income)	294,614	717,653	2,528,902	1,490,978
Loss before income taxes	(1,291,086)	(1,346,104)	(5,189,238)	(3,061,337)
Provision for (benefit from) income taxes	-	-	-	-
Net loss	$(1,291,086)	$(1,346,104)	$(5,189,238)	$(3,061,337)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	816	1,559	(2,121)	(4,451)
Total other comprehensive loss, net of tax	816	1,559	(2,121)	(4,451)
Comprehensive loss	$(1,290,270)	$(1,344,545)	$(5,191,359)	$(3,065,788)

Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.20)	$(0.13)
Weighted average number of common shares outstanding, basic and diluted	26,795,030	24,380,000	26,497,184	24,380,000

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, April 30, 2019	24,380,000	$24,380	$2,520	$-	$(33,091)	$(6,191)

Contribution of Slinger Bag Limited	-	-	-	(2)	(967,678)	(967,680)
Foreign currency translation	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	(265,067)	(265,067)
Balance, July 31, 2019	24,380,000	24,380	2,520	(19)	(1,265,836)	(1,238,955)
Shares issuable related to note payable	-	-	1,492,188	-	-	1,492,188
Distribution to shareholder	-	-	(332,239)	-	-	(332,239)
Forgiveness of net liabilities owed to former majority shareholder	-	-	15,289	-	-	15,289
Foreign currency translation	-	-	-	(5,993)	-	(5,993)
Net loss	-	-	-	-	(1,450,166)	(1,450,166)
Balance, October 31, 2019	24,380,000	$24,380	$1,177,758	$(6,012)	$(2,716,002)	$(1,519,876)
Foreign currency translation	-	-	-	1,559	-	1,559
Net loss	-	-	-	-	(1,346,104)	(1,346,104)
Balance, January 31, 2020	24,380,000	$24,380	$1,177,758	$(4,453)	$(4,062,106)	$(2,864,421)

Balance, April 30, 2020	24,749,354	$24,749	$5,214,970	$(5,036)	$(10,228,513)	$(4,993,830)
Shares issued related to note payable	1,216,560	1,217	(1,217)	-	-	-
Shares issued for services	243,800	244	65,582	-	-	65,826
Foreign currency translation	-	-	-	(1,393)	-	(1,393)
Net loss	-	-	-	-	(1,374,026)	(1,374,026)
Balance, July 31, 2020	26,209,714	$26,210	$5,279,335	$(6,429)	$(11,602,539)	$(6,303,423)
Shares issued for conversion of convertible debt	300,000	300	238,149	-	-	238,449
Shares issued for services	100,000	100	113,900	-	-	114,000
Warrants issued with note payable	-	-	2,069,617	-	-	2,069,617
Stock-based compensation	-	-	4,019	-	-	4,019
Foreign currency translation	-	-	-	(1,544)	-	(1,544)
Net loss	-	-	-	-	(2,524,126)	(2,524,126)
Balance, October 31, 2020	26,609,714	$26,610	$7,705,020	$(7,973)	$(14,126,665)	$(6,403,008)

Shares issued in connection with services	202,032	202	198,184	-	-	198,386
Shares issued in connection with purchase of trademark	35,000	35	35,316	-	-	35,351
Shares issued in connection with conversion of debt	500,000	500	499,500	-	-	500,000
Warrants issued with note payable	-	-	124,931	-		124,931
Warrants issued in connection with purchase of trademark	-	-	50,232	-	-	50,232
Stock-based compensation	-	-	130,275	-	-	130,275
Foreign currency translation	-	-		816	-	816
Net loss					(1,291,086)	(1,291,086)
	27,346,746	$27,347	$8,743,458	$(7,157)	$(15,417,751)	$(6,654,103)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	January 31,	January 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(5,189,238)	$(3,061,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,299	650
Change in value of derivatives	(566,667)	-
Stock-based compensation	447,478	-
Loss on extinguishment of debt	2,095,247	-
Induced conversion loss	51,412	-
Non-cash interest expense	-	358,855
Amortization of debt discount	325,426	924,932
Changes in operating assets and liabilities:
Accounts receivable	(1,433,312)	-
Inventory	(1,401,782)	(374,376)
Prepaid expenses and other current assets	82,099	(1,823,922)
Accounts payable and accrued expenses	1,352,468	549,425
Deferred revenue	(66,074)	(26,570)
Accrued interest – related parties	454,030	31,323
Due to related parties	708,328	(11,319)

Net cash used in operating activities	(3,139,286)	(3,432,339)

Cash flows from investing activities
Proceeds from contribution of net assets of SBL	-	73,400
Purchase of trademark	(30,000)	-
Net cash provided by investing activities	(30,000)	73,400

Cash flows from financing activities
Distribution to shareholder	-	(332,239)
Proceeds from notes payable - related party	2,300,000	1,900,000
Proceeds from note payable	1,120,000	1,700,000
Proceeds from convertible note payable	-	125,000
Net cash provided by financing activities	3,420,000	3,392,761

Effect of exchange rate fluctuations on cash	(120)	(4,451)

Net change in cash	250,594	29,371
Cash, beginning of the period	79,847	1,994
Cash, end of the period	$330,441	$31,365

Supplemental disclosure of cash flow information:
Interest paid	$165,900	$158,367
Income taxes paid	$3,668	$-

Supplemental disclosure of non-cash investing and financing information:
Forgiveness of net liabilities owed to former majority shareholder	$-	$15,289
Shares issuable related to convertible note payable	$-	$1,492,188
Transfer of notes payable to notes payable - related party	$1,820,000	$-
Transfer of convertible note payable to notes payable	$1,700,000	$-
Debt discount due to derivative liability	$-	$620,238
Shares and warrants issued in connection with purchase of trademark	$85,583	$-
Conversion of notes payable and accrued interest into common stock	$687,037	$-
Warrants and shares issued with note payable	$195,061	$-
Net assets contributed from Slinger Bag Limited	$-	$(967,680)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL for the year ended April 30, 2020. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. Therefore, the comparative information presented in the unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2020, includes the activity of SBL. There was no historical activity in Slinger Bag Americas, Slinger Bag Canada or Slinger Bag UK prior to May 1, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $15,417,751 as of January 31, 2021 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s financial statements and notes thereto for the years ended April 30, 2020 and 2019, respectively, which are included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on August 24, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the nine months ended January 31, 2021 are not necessarily indicative of results for the entire year ending April 30, 2021.

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

Accounts Receivable

The Company’s accounts receivable are non-interest-bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company has no allowance for doubtful accounts as of January 31, 2021 or April 30, 2020.

Inventory

Inventory is valued at the lower of the cost or net realizable value. The Company’s inventory as of January 31, 2021 consisted $962,771 of finished goods and $1,358,655 of component and replacement parts. The Company’s inventory as of April 30, 2020 consisted of $663,750 of finished goods and $255,894 of component and replacement parts.

Intangible asset

Intangible asset, represents “Slinger” technology trademark, which the Company purchased on November 10, 2020. The trademark has a definite life, accordingly is amortized over its expected life of 20 years.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three or nine months ended January 31, 2021 or 2020.

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

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants granted in connection with ongoing arrangements are more fully described in Note 5: Note Payable – Related Party, Note 6: Note Payable and Note 9: Stockholders’ Deficit.

The warrants granted during the nine months ended January 31, 2021 and 2020 were valued using the Black-Scholes pricing method on the date of grant using the following assumptions below.

	2021	2020
Expected life in years	5-10 years	NA
Stock price volatility	148.3% - 151.9%	NA
Risk free interest rate	0.68% - 0.85%	NA
Expected dividends	0%	NA

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The Company had 6,921,299 and 8,137,859 common shares issuable as of January 31, 2021 and 2020, respectively, (see Note 6) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding warrants exercisable into 16,200,000 shares of common stock as of January 31, 2021 which were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 4: INTANGIBLE ASSET

On November 10, 2020, the Company entered into a Trademark Assignment Agreement to acquire the “Slinger” trademark for $30,000 in cash, 35,000 shares of the Company’s common stock, and warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants are exercisable immediately and have a contractual life of 10 years.

The common stock was valued at the closing stock exchange price on November 10, 2020 and the warrants were valued using the Black-Scholes model, for a fair value of $35,351 and $50,232, respectively.

The purchase cost of the trademark was determined to be $115,583 and depreciation expense since the date of acquisition is $1,299.

NOTE 5: NOTE PAYABLE – RELATED PARTY

On October 3, 2019, the Company entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement making all principal and accrued interest and was due on July 15, 2020, later extended to September 1, 2021.

On December 3, 2019, the Company entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making all principal and accrued interest due on July 15, 2020 and was then extended to September 1, 2021.

On December 11, 2019, the Company entered into a loan agreement with the same related party for borrowings of $700,000 bearing interest at 24% per annum. All principal and accrued interest were due on July 15, 2020 and was then extended to September 1, 2021.

On January 6, 2019, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on January 8, 2021 and was then extended to September 1, 2021.

On March 1, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements were due on January 8, 2021 and was then extended to September 1, 2021.

On May 12, 2020, the Company borrowed an additional $1,000,000 from the same related party, and on July 3, 2020 the Company borrowed an additional $500,000 from the same related party. The borrowings bear interest at a rate of 24% per annum and were due on January 8, 2021 and was then extended to September 1, 2021.

On July 8, 2020, the Company entered into a Purchase Order Financing Agreement (“PO Financing Agreement”) whereby $1,900,000 of the total $3,600,000 in outstanding debt due to the related party as of the date of the agreement has been labeled as inventory financing (“PO Financing Amount”). The PO Financing Amount, along with any accrued interest, is due in full no later than nine months from the effective date of the PO Financing Agreement, or January 8, 2021 and was then extended to September 1, 2021. The outstanding balance of the PO Financing Amount bears interest at a rate of 2% per month. The Company has agreed to repay the PO Financing Amount together with any accrued, but unpaid, interest thereon out proceeds from the sale of its products, licensing activities, revenue to be generated from operations and/or amounts received by the Company from investors, lenders, financiers, financing sources or other persons before making payments of any other nature (including dividends and distributions) except for payments required to finance the Company’s operations.

On August 10, 2020, the Company borrowed an additional $250,000 from its existing related party lender subject to the PO Financing Agreement.

On September 7, 2020, the outstanding debt from the existing related party lender was amended to reduce the interest rate to 9.5% per annum on all outstanding loans. As consideration for agreeing to reduce the interest rate, the Company issued the related party warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise of $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. The amendment of the outstanding debt was treated as an extinguishment of the debt, and therefore the value of the warrants issued to the lender amounting to $1,999,487 were expensed as loss on extinguishment during the nine months ended January 31, 2021.

On September 8, 2020, the related party lender agreed to extend the due date of all outstanding loans to September 1, 2021.

On September 15, 2020, the Company borrowed an additional $250,000 existing related party lender. The borrowings bear interest at 9.5% per annum and are due in full on September 15, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. The note was discounted by $70,130 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $8,838 and $17,676 for the three and nine months ended January 31, 2021. As of January 31, 2021, the remaining discount was $52,454.

On November 24, 2020, the Company borrowed $300,000 from its related party debt holder. The borrowings bear interest at 9.5% per annum and are due in full on November 24, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. This note was discounted by $124,931 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $23,275 for the three and nine months ended January 31, 2021. As of January 31, 2021, the remaining discount was $101,656.

On December 3, 2020, Montsaic entered into an Assignment and Conveyance Agreement with 2490585 Ontario Inc., the Company’s existing related party lender. In connection with the agreement, Montsaic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000 to 2490585 Ontario, Inc., along with the 1,216,560 shares of common stock previously issued to Montsaic in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable. Subsequent to this point in time, the outstanding debt of $1,820,000 and all accrued interest is payable to 2490585 Ontario, Inc., and future interest will accrue at a rate of 9.5% per annum consistent with the rate being charged on their other outstanding debt. The scheduled maturity date of the debt remains unchanged and is due June 1, 2021.

Total outstanding borrowings from this related party as of January 31, 2021 amounted to $6,220,000. The outstanding amount is net of total discounts of $154,110 for a net book value of $6,065,890 as of January 31, 2021.

Interest expense to this related party for three and nine months ended January 31, 2021 amounted to $137,480 and $454,029, respectively. Interest expense to this related party for the three and nine months ended January 31, 2020 amounted to $7,500 and $12,500, respectively. Accrued interest due to this related party as of January 31, 2021 and April 30, 2020 amounted to $592,997 and $138,967, respectively.

NOTE 6: CONVERTIBLE NOTES PAYABLE

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

On September 4, 2020, to induce the convertible debt holder to promptly convert the outstanding balance into shares of the Company’s common stock, the Company offered the debt holder a one-time reduction in the conversion price. The debt holder subsequently agreed to convert the outstanding convertible note payable balance of $125,000 and accrued interest of $8,466 into 300,000 shares of the Company’s common stock. Under the guidance in ASC 470-20-40-16, the Company recognized an expense at the conversion date equal to the fair value of the stock transferred after the change in terms, less the fair value of securities issuable under the original conversion terms. The excess in value amounted to $51,412, and was reflected as induced conversion loss in the accompanying unaudited condensed consolidated statement of operations in the nine months ended January 31, 2021.

At the time of the conversion, the remaining debt discount was fully amortized and the derivative liability amount of $53,571 was reclassified as additional paid-in capital as part of stockholders’ equity. Amortization of debt discounts during the nine months ended January 31, 2021 amounted to $42,872, and is recorded as amortization of debt discount in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7: NOTE PAYABLE

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

The note payable agreement, as amended on September 11, 2019, also provides Montsaic with a warrant giving them the right to acquire 33% of the outstanding shares of SBL on a fully-diluted basis for no consideration up through the maturity date. On September 16, 2019, Montsaic and Slinger Bag Inc. entered into a warrant assignment and conveyance agreement which transferred the right to acquire 33% of the outstanding common stock shares of SBL to Slinger Bag Inc., resulting in a total of 8,137,859 shares of common stock issuable to Montsaic. The allocated value of the warrant amounted to $1,492,188, which has been reflected as a discount to the outstanding note balance. On May 6, 2020, the Company issued 1,216,560 shares of common stock as partial satisfaction of the shares issuable. As of January 31, 2021, the Company has 6,921,299 shares of common stock that are issuable.

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option amounted to $566,667 as of the issuance date on September 11, 2019, which has been recorded as a discount to the outstanding note balance, less $358,855 representing the amount of the conversion option exceeding the face value of the note payable which was recorded immediately as interest expense, and a derivative liability. Effective June 1, 2020, the Company and Montsaic entered into an amendment to the note payable agreement to eliminate the conversion right contained in the original agreement. As a result, the value of the derivative liability was $0 as of January 31, 2021 and the Company has recorded a gain on the change in value of derivative of $566,667 during the nine months ended January 31, 2021.

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

In connection with the promissory note payable on March 16, 2020, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price equal to a 40% discount of the market price of the Company’s stock, as defined in the agreement. The warrants expire on March 16, 2022 and are fully vested upon issuance. The note was discounted by $112,990 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $7,415 and $35,895, respectively, for the three and nine months ended January 31, 2021. On December 15, 2020, the debt holder agreed to convert the outstanding note payable of $500,000 into 500,000 shares of the Company’s common stock as full settlement of the promissory note payable. Accrued interest on the note was paid in cash. As a result of this settlement, the Company recognized the unamortized debt discount of $70,483 as a loss on loan extinguishment in the statement of operations in the three- and nine-month period ended January 31, 2021.

On December 24, 2020, the Company entered into a promissory note with a third party to borrow $1,000,000. The promissory note bears interest at 2.25% and is due February 8, 2021. On February 2, 2021, the Company extended its promissory note to April 30, 2021.

As of January 31, 2021, the outstanding amount of $1,000,000 is due and payable on April 30, 2021.

NOTE 8: RELATED PARTY TRANSACTIONS

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

Amounts due to related parties were $1,085,434 and $377,106 as of January 31, 2021 and April 30, 2020, respectively, which represented unpaid salaries and reimbursable expenses due to officers of the Company.

The Company has outstanding notes payable of $6,220,000 and $2,100,000 and accrued interest of $592,997 and $138,967 due to a related party as of January 31, 2021 and April 30, 2020, respectively (see Note 5).

NOTE 9: STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of January 31, 2021, the Company had 27,346,746 shares of common stock issued and outstanding.

On May 6, 2020, the Company issued 1,216,560 shares of its common stock to Montsaic as partial satisfaction of the shares issuable under this note payable agreement.

On May 15, 2020, the Company issued 243,800 shares of its common stock to a vendor as compensation for business advisory services performed which resulted in $65,826 of operating expenses during the nine-month period ended January 31, 2021.

On September 4, 2020, the Company issued 300,000 shares of its common stock for the conversion of debt (see Note 6). The fair value of the common stock was $238,449.

On October 8, 2020, the Company issued 100,000 shares of its common stock to a vendor as compensation for business advisory services performed which resulted in $114,000 of operating expenses during the nine months ended January 31, 2021.

On November 24, 2020 and on January 11, 2021, the Company issued 46,087 and 100,000 shares of its common stock to two vendors as compensation for marketing and other advisory services, which resulted in an expense of $103,250 during the nine-month period ended January 31, 2021. The Company also issued 55,945 shares of its common stock on November 24, 2020 to a third-party vendor as full settlement of payables of $30,000 related to consulting services, which resulted in a $25,278 loss on extinguishment of debt. The total fair value of the common stock was $198,386, of which $39,750 has been recognized in prepaids and other assets and will be recognized over the period that the related services are rendered.

On November 10, 2020, the Company issued 35,000 common stock of the Company as partial payment for the purchase of Slinger trademark. The common stock had a fair value of $35,351 on the date of issuance which has been capitalized as an intangible asset on the balance sheet.

On December 15, 2020, the Company issued 500,000 common stock of the Company as full payment of its $500,000 notes payable to a third party (see Note 7). The fair value of the common stock was $500,000.

Common Stock Issuable

As discussed in Note 7, on September 16, 2019, the Company entered into a warrant assignment and conveyance agreement with Montsaic, pursuant to which the Company allows Montsaic to acquire 33% of the outstanding common stock shares of the Company on a fully-diluted basis for no consideration. As of January 31, 2021, there are 6,921,299 shares of common stock that are issuable under this agreement.

Warrants Issued for Compensation

On April 30, 2020, the Company granted an aggregate total of 12,500,000 warrants to key employees and officers of the Company as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance, and are vested immediately upon grant.

On October 28, 2020, the Company granted 400,000 warrants to a services provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. As of January 31, 2021, none of the award has vested or is exercisable.

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

The Company recorded a total stock-based compensation expense of $130,275 and $134,294 for the three and nine months ended January 31, 2021. The Company expects to record an additional $382,559 of stock-based compensation expense associated with these warrants through October 2021.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space under short-term leases with terms under a year. Total rent expense for the three months ended January 31, 2021 and 2020 amounted to $2,100 and $4,200, respectively. Total rent expense for the nine months ended January 31, 2021 and 2020 amounted to $8,400 and $4,200, respectively.

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

While the initial brand focus is clearly on Tennis, Slinger is developing similar launchers to address other forms of tennis around the globe that are either rapidly gaining new participants or are already well-established sports in their own right. These include but are not limited to Pickleball (USA), Soft Tennis (Japan), Squash (International Markets) and Paddle Tennis (International markets) all of which are currently in either development or testing and planned for introduction in calendar 2021.

On December 3, 2020, Slinger signed an exclusive agreement with Flixsense Pty Limited d/b/a Gameface for the development of Tennis specific artificial intelligence (AI) application. Slinger intends to introduce a market disrupting Tennis App for players of all ages and abilities. This app will provide a wide range of analytics and other services and include practice and tennis fitness drills and activities, coaching tips and advice and a full suite of AI analytics. Slinger will offer some services free of charge and will build a tiered subscription model for others. The app is expected to be ready to launch to the market later in calendar 2021.

In future years, the company plans to enter new ball sport markets such as Baseball, Softball, Cricket, Badminton and others.

Slinger’s manufacturing capacity was initially approximately 2,000 units per month, but with improvements and efficiencies in the manufacturing processes across all vendor partners, the monthly production capacity rose to over 3,000 in the last fiscal quarter and current capacity is now over 5,000 units per month, which will support Slinger’s future sales targets.

Slinger delivers Slinger Bags directly from the final assembly facility in Xiamen, China to customers either by direct shipment from the port in China, or to third party logistics facilities in Columbia SC (USA) to support our US business, Belleville, Ontario, Canada, Rotterdam, The Netherlands to support smaller distributors in Canada, Europe, Middle East. Africa, and lastly to Israel.

Additionally, we ship full containers of our Slinger Triniti Tennis Balls from Wilson (our supplier) in Thailand to the United States for onward distribution.

The Company has contracted with exclusive distributors globally. These include Japan, UK, Ireland, Switzerland, Scandinavian markets (covering Denmark, Sweden, Norway, Finland) Australia, New Zealand, Bulgaria, Singapore, Morocco, Slovenia, Hungary, Croatia Germany, Austria, France, Italy, Spain, Portugal, Netherlands, Belgium and Luxembourg, Russia, Middle East GCC markets, Egypt, Bangladesh, Pakistan and Malaysia and we are in various stages of negotiation with another 10 potential market distribution companies across the globe. Manufacturing production remains at full capacity – currently 5,000 units per month. and Slinger has products leaving our production facility in Xiamen, China on a weekly basis en-route to our distribution centers in the United States and Europe and to our key distributor partners.

Our principal executive office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244, and our telephone number is (443) 407-7564. Our Support team can be reached at support@slingerbag.com.

Strategic Brand Partnerships

Slinger Bag is actively working on securing a number of highly visible ground-breaking strategic partnerships across tennis. These partnerships will both provide Slinger Bag with co-branded products to supplement the core Slinger Bag product offering and, at the same time, are expected to drive mutually beneficial marketing campaigns aimed at reaching avid tennis players globally. Details of such partners announced and active today include:

● Wilson Sporting Goods – North America: Slinger Bag has entered a strategic partnership with the global leader in Tennis, Wilson, for the supply of co-branded Triniti Tennis Balls in the USA and Canada markets.

● Professional Tennis Registry (PTR): The PTR is the world’s most prestigious teaching pro organization with more than 40,000 members. Slinger has partnered with PTR for the supply of Ball Launchers to their membership.

● Peter Burwash International: A high profile organization providing coaching and tennis services to high level, high quality hotels, resorts and tennis facility across the globe. Slinger Bag is the official supplier of Ball Launchers which will be used at each location and PBI will offer an affiliate marketing program promoting sales to its list of global clients.

● DSV Logistics USA and OSL Logistics: DSV is the world’s leading suppliers of warehousing, freight forwarding and logistics. Slinger will use DSV warehousing services in the US to optimize logistical activities. OSL are currently providing all freight forwarding for the USA markets and Europe as well as 3rd party warehousing logistics in Rotterdam for Europe.

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

As at the date hereof, the Company has applied for international design and utility patent protection for its main 3 products: Slinger Launcher, Slinger Oscillator and Slinger Telescopic Ball Tube. Patents have been applied for in all key markets including USA, China, Taiwan, India, Israel and EU markets and granted in China and Israel. Trademarks have been applied for in all major markets around the globe Trademark protection has been applied for and/or received in the following countries:

●	USA
●	Chile
●	Taiwan
●	Mexico
●	EU
●	Russia
●	Poland
●	Czech Republic
●	Australia
●	New Zealand
●	China
●	South Korea
●	Vietnam
●	Singapore
●	India
●	Canada
●	United Arab Emirates*
●	South Africa*
●	Columbia*
●	Israel*
●	Japan*
●	Switzerland*
●	Indonesia*
●	Malaysia*
●	Thailand*
●	Turkey*
●	Argentina
●	Brazil

*Protection is pending.

Slinger is engaged in ongoing efforts to register more trademarks across an expanding list of products, services and applications, which are in various stages the registration process.

Slinger Bag Inc. owns the rights to its Slingerbag.com domain.

Strategy

The Company has an opportunity to disrupt the traditional tennis market globally. The Company expects to drive 80% of its global revenues through its direct-to-consumer go-to-market strategy, whether that be through its on-line e-commerce platform at www.slingerbag.com or through associated e-commerce platforms established and managed by its distribution network. The balance of revenues will be driven through partnerships with leading wholesalers, federations and teaching pro-organizations and other transactions across various markets. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally, Canada and its founder’s home market of Israel. Distributor partners will have exclusive territories and will have a recognized background within the tennis industry for their market as well as having the financial capacity and service infrastructure to aggressively grow the Slinger brand. Uniquely in the sports industry, all consumer orders received into Slingerbag.com from markets outside the United States will be routed back to our local distribution partners to fulfill and to service their local customers. All distributor partners will purchase with advanced orders, either based on a vendor-direct FOB Asia direct ship or through 1 of our 3 global 3rd party distribution facilities on a duty paid basis and at premium cost price. Currently, the Company has signed a number of exclusive distribution agreements in key markets and has on-going discussions with around 15 key potential distributor partners in other markets around the globe and is looking to close these distribution arrangements in the coming months.

The United States market will remain a direct-to-consumer market for Slinger. As the largest Tennis market in the world with 17.4 million players of which 10.5million are regular / avid players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Recently the industry reported a significant increase in US tennis participation and overall number of tennis play occasions something that has been replicated in other key tennis markets around the globe. Direct-to-consumer sales will be supplemented by one or more leading tennis wholesalers who manage large databases of coach, player, college, high school and club clients. This market will be serviced out of a third-party logistics facility in West Columbia SC and operated Slinger’s preferred global logistics partners, DSV, one of the world’s leading suppliers of freight-forwarding, logistics and warehousing.

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

We continue to evaluate each support agency on a monthly basis and at the same time are continually exploring new avenues to expand our reach to our core customers.

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

Distribution Agreements

As at the date of this report, Slinger Bag Americas has entered into exclusive distribution agreements for Slinger’s line of products, including, but not limited to, tennis ball launcher devices, tennis ball launcher accessories, sports bags, tennis balls tennis court accessories and other tennis related products in the following markets and with the following distributors:

Territory	Distributor	Minimum Purchase Requirement of Slinger Bag Tennis Ball Launchers
Japan	Globeride Inc.	32,500 through the end of January 2025
United Kingdom and Ireland	Framework Sports & Marketing Ltd	9,000 through the end of May 2025
Switzerland	Ace Distribution	3,000 through the end of May 2025
Denmark, Finland, Norway and Sweden	Frihavnskompagniet ApS	6,500 through the end of December 2025
Morocco	Planet Sport Sarl	1,000 through the end of December 2025
Australia	Sportsman Warehouse t/a Tennis Only	2,500 through the end of 2025
New Zealand	Sporting Goods Specialists	100 through the end of 2025
Bulgaria	Ark Dream EOOD	950 through the end of 2025
Chile	Sporting Brands Ltds	165 through the end of 2025
Croatia, Hungary and Slovenia	Go 4 d.o.o.	380 through the end of 2025
Austria, Belgium, France, Germany, Italy, Luxembourg, Portugal, Spain and The Netherlands	Dunlop International Europe Ltd	120,000 through the end of 2025
Singapore	Tennis Bot Pte Ltd	950 through the end of 2025
India	Racquets4U	10,000 through the end of 2025

Bahrain, Bangladesh, Egypt, Kuwait, Maldives, Oman, Pakistan, Qatar, Saudi Arabia, Sri Lanka, Tunisia and United Arab Emirates	Color Sports Inc	3,000 through the end of 2025
Greece	Elsol	380 through the end of 2025
Panama	Orange Pro	50 through the end of 2021
Russia	Neva Sport	1,900 through the end of 2025
Malaysia	Tennis Bot	500 through the end of 2025
Total		194,875

Brand Endorsements

Slinger has reached agreement with several globally recognized brand ambassadors.

Tommy Haas (former ATP #2 Player) has been appointed the Slinger Bag Chief Ambassador. In this role Tommy will support Slinger in building out its global ambassador team focused on identifying ambassadors in our key global business markets of Japan, Europe, Australia, China, Brazil and India. Tommy will also be very active supporting and promoting Slinger Bag across the globe with personal appearances at Slinger Bag events and via online training and drill videos.

Mike & Bob Bryan (aka the Bryan Brothers – the foremost doubles team in the Tennis world) have extended their ambassador agreements and will continue to feature prominently in our marketing activities and messaging.

The Professional Tennis Registry (PTR) – a United States-based teaching teacher association with approximately 40,000 members will become a non-exclusive strategic partner for Slinger with all their members able to access an affiliate member part of our website.

Peter Burwash International (PBI) – a United States-based, highly respected, global tennis services company set up by Peter Burwash some 35 years ago. PBI provides tennis programs and other tennis services to as many as 56 of the globes leading Hotels and Resorts. Slinger Bag will be available to use at each resort and the PBI team will be actively promoting Slinger Bag as part of our affiliate marketing activity.

PTCA Central Europe is a European Coach organization of leading touring pro coaches and they, like others, will undertake an affiliate marketing approach.

Tie Break 10s – a global organization that owns and operates Tie Break 10 events both independently and in partnership with major global tour events, e.g., Indian Wells. These events involve top players playing ‘tie-break’ matches with the event fully completed in one evening and with a significant cash prize for the winner. Slinger Bag will be promoted at each of these events and will be available for fans to test out as well as the Slinger brand name being prominently used on Tie Break 10s social media.

Tennis One App – a United States-based company that has developed and successfully marketed an all-inclusive tennis app for players across the globe. Slinger Bag has engaged with Tennis One to support its coaches corner segment – a weekly podcast series and in doing so benefit from the brand exposure available through the reach of the consumers using the app on a regular basis.

Functional Tennis – a Ireland based social media tennis blog site with in excess of 250,000 followers. Slinger Bag is engaged with Functional Tennis in a variety of ways and is the presenting sponsor of its weekly Tennis Podcast.

Slinger Bag is currently in discussions with other organizations, events, prominent coaches and players and has to date seeded Slinger Bag products to 12 of the Top 20 ATP male players, 5 of the top 20 WTA women players, plus numerous other top-class touring and teaching professionals.

Throughout 2020 Slinger Bag sponsored of several prominent tennis events, e.g. Battle of the Brits and Tie Break 10s (all shown live across the globe).

Research and Development

The Company is involved in additional research and development of transportable, affordable and player-enhancing ball launching machines and associated game improvement products for all Ball Sports. Following a successful launch of its tennis ball launcher, Slinger is currently field testing its new Pickleball, Padel and Soft Tennis launchers, which are expected to be introduced to the market in calendar 2021. Slinger Bag plans to introduce similar transportable, versatile and affordable ball launchers for Baseball, Softball, Cricket and other high participation ball sports over the course of the next 3 years. In this connection, on September 10, 2020, Slinger bag entered into an agreement with Igloo Design, which is the same company that designed the Slinger Bag ball launcher for tennis, for a Slinger Bag ball launcher for baseball and softball. This development commenced within the three months ended October 31, 2020 and initial design ideas and further direction have been provided.

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

Advisory Board

In October 2020, we appointed our first three representatives to join the newly formed Slinger Bag Advisory Board. George Mackin joins the advisory board as a Media and Smart technology expert having previously owned the Indian Wells Tennis event and Tennis.com media and is currently Chairman of Playsight having led Playsight to a high level of success within the global tennis industry, Rodney Rapson joins our Advisory Board as an experienced smart technology expert and Jeff Angus joins to add support and experience to our marketing team.

Results of Operations for the Three Months Ended January 31, 2021 and 2020

The following are the results of our operations for the three months ended January 31, 2021 as compared to 2020:

	For the Three Months Ended
	January 31	January 31
	2021	2020	Change
	(Unaudited)	(Unaudited)

Net sales	$4,123,648	$-	$4,123,648
Cost of sales	3,245,493	-	3,245,493
Gross profit	878,155	-	878,155

Operating expenses:
Selling and marketing expenses	351,845	96,870	254,975
General and administrative expenses	1,121,993	512,051	609,942
Stock-based compensation	263,633	-	263,633
Research and development costs	137,156	19,530	117,626
Total operating expenses	1,874,627	628,451	1,246,176

Loss from operations	(996,472)	(628,451)	(368,021)

Other expenses (income):
Amortization of debt discount	39,175	602,963	(563,788)
Loss on extinguishment of debt	95,760	-	95,760
Interest expense - related party	137,480	7,500	129,980
Interest expense	22,199	107,190	(84,991)
Total other expense (income)	294,614	717,653	(423,039)
Loss before income taxes	(1,291,086)	(1,346,104)	55,018
Provision for (benefit from) income taxes	-	-	-
Net loss	$(1,291,086)	$(1,346,104)	$55,018

Net sales

Our net sales during the three months ended January 31, 2021 amounted to $4,123,648. As of January 31, 2021, we had deferred revenue of $113,292, representing amounts received for units that have not been shipped to customers. We expect the orders to be fulfilled and the sales to be recognized in the year ended April 30, 2021. However, as we do not release consumer orders until funds have been received through our consumer sales portal, there is always a small amount of deferred revenue representing the 3-4 day lag time in the payment processing. We had no sales during the three months ended January 31, 2020.

Cost of sales

Our cost of sales during the three months ended January 31, 2021 amounted to $3,245,493, which represent the cost of units shipped during the period, and resulted in a gross profit of $878,155, or 21.3%. In previous quarters, we experienced gross losses on units shipped due primarily to discounted pricing and higher costs associated with initial crowdfunding orders placed. The initial crowdfunding orders had substantially been fulfilled as of the beginning of the current quarter. As a result, the sales generated during the quarter ended January 31, 2021 represented new orders placed and fulfilled during the current period, which resulted in a positive gross profit. We expect our sales going forward to generate similar or improved gross profit percentages. We had no sales or cost of sales during the three months ended January 31, 2020.

Operating expenses

During the three months ended January 31, 2021, we incurred total operating expenses of $1,874,627 compared with $628,451 during the three months ended January 31, 2020. The increase is due to expenses related to increased volume of activity during the three months ended January 31, 2021 compared to prior year. The costs for the three months ending January 31, 2021 are representative of “normalized” costs given full activities within our business. As of January 31, 2021, the build out of our infrastructure and support functions is close to completion and the company is positioned to service expected volumes moving forward, with increases in the volume related portion of Operating Expenses. Comparatively, during the three months ended January 31, 2020, we were in the process of building our business infrastructure to be in a position to commence sales activities and as a result had much lower operating expenses.

Other expenses (income)

Other expenses during the three months ended January 31, 2021 were $294,614, which consisted of $39,175 for the amortization of debt discounts, $95,760 related to loss on renegotiation of a note payable and settlement of accounts payable and $159,679 of interest expense. During the same period in 2020, other expenses amounted to $717,653, which consisted of $602,963 for the amortization of debt discounts and $114,690 of interest expense. Amortization of debt discount decreased when compared to the prior year primarily due to renegotiations of notes payable resulting in the Company recognizing any unamortized debt discount as loss on extinguishment. Interest expense was higher during the three months ended January 31, 2021 as compared to the same period in 2020 due to higher notes payable outstanding compared to the prior period.

Results of Operations for the Nine Months Ended January 31, 2021 and 2020

The following are the results of our operations for the nine months ended January 31, 2021 as compared to 2020:

	For the Nine Months Ended
	January 31,	January 31,
	2021	2020	Change
	(Unaudited)	(Unaudited)

Net sales	$7,308,701	$-	$7,308,701
Cost of sales	5,762,143	-	5,762,143
Gross profit	1,546,558	-	1,546,558

Operating expenses:
Selling and marketing expenses	1,051,785	229,610	822,175
General and administrative expenses	2,526,926	1,187,650	1,339,276
Stock-based compensation	447,478	-	447,478
Research and development costs	180,705	153,099	27,606
Total operating expenses	4,206,894	1,570,359	2,636,535

Loss from operations	(2,660,336)	(1,570,359)	(1,089,977)

Other expenses (income):
Amortization of debt discount	325,426	924,933	(599,507)
Change in value of derivatives	(566,667)	-	(566,667)
Loss on extinguishment of debt	2,095,247	-	2,095,247
Induced conversion loss	51,412	-	51,412
Interest expense - related party	454,029	12,500	441,529
Interest expense	169,455	553,545	(384,090)
Total other expense (income)	2,528,902	1,490,978	1,037,924
Loss before income taxes	(5,189,238)	(3,061,337)	(2,127,901)
Provision for (benefit from) income taxes	-	-	-
Net loss	$(5,189,238)	$(3,061,337)	$(2,127,901)

Net sales

Our net sales during the nine months ended January 31, 2021 amounted to $7,308,701 which consisted partially of shipped orders related to our Kickstarter and Indiegogo crowdfunding campaigns initiated in 2019, as well as new orders placed and fulfilled during the nine months ended January 31, 2021. As of January 31, 2021, we had deferred revenue of $113,292 representing amounts received for units that have not been shipped to customers. We expect these orders to be fulfilled and the sales to be recognized in the year ended April 30, 2021. However, as we do not release consumer orders until funds have been received through our consumer sales portal, there is always a small amount of deferred revenue representing the 3-4 day lag time in the payment processing. We had no sales during the nine months ended January 31, 2020.

Cost of sales

Our cost of sales during the nine months ended January 31, 2021 amounted to $5,762,143, which represent the cost of units shipped during the period, and resulted in a gross profit of $1,546,558, or 21.2%. During the first quarter of the current year, we experienced a gross loss as the bulk of our sales in that period related to the shipment of initial crowdfunding orders. The loss on these shipments was due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initial scheduled, we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased costs, and (3) due to sanctions by the US against Chinese sourced products, the import duty was raised on all launchers brought into USA increasing cost of sales. As a result, our cost of sales exceeded initial sales values raised in our crowdfunding campaigns. As of the beginning of the current quarter, substantially all of the initial crowdfunding orders had been fulfilled. Sales generated during the quarter ended January 31, 2021 represented new orders placed and fulfilled during the current period, which resulted in a positive gross profit. We expect our sales going forward to generate similar or improved gross profit percentages as the gross profit percentage for the nine months ended January 31, 2021. We had no sales or cost of sales during the three and nine months ended January 31, 2020.

Operating expenses

During the nine months ended January 31, 2021, we incurred total operating expenses of $4,206,894 compared with $1,570,359 during the nine months ended January 31, 2020. The increase is due to the build out of our infrastructure and support functions needed to support current, as well as expected, volumes moving forward, with increases in the volume related portion of Operating Expenses. Comparatively, during the nine months ended January 31, 2020, we were in the process of building our business infrastructure to be in a position to commence sales activities and as a result had much lower operating expenses.

Other expenses (income)

Other expenses, net during the nine months ended January 31, 2021 was $2,528,902, which consisted of $325,426 for the amortization of debt discounts, and $623,484 of interest expense, loss on extinguishment of debt of $2,095,247, $51,412 of induced conversion loss, and a $566,667 gain on the change in value of derivatives. During the same period in 2020, other expenses, net amounted to $1,490,978, the increase in expense representing $924,933 in amortization of debt discount and $566,045 in interest expense. The increase in the expense when compared to the prior period is primarily related to the loss on extinguishment in debt, offset by the change in value of derivatives.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $15,417,751 as of January 31, 2021 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended January 31, 2021 and 2020.

	For the Nine Months Ended
	January 31,	January 31,
	2021	2020
Cash flows used in operating activities	$(3,139,286)	$(3,432,339)
Cash flows provided by investing activities	$(30,000)	$73,400
Cash flows provided by financing activities	$3,420,000	$3,392,761

We had cash of $330,441 as of January 31, 2021, as compared to $79,847 as of April 30, 2020.

Net cash used in operating activities was $3,139,286 during the nine months ended January 31, 2021, compared with $3,432,339 during the same period in 2020. Our cash used in operating activities during the nine months ended January 31, 2021 was primarily the result of our net loss of $5,189,238 for the period, offset by non-cash net expenses of $2,354,195 and increases in accounts payable and other accrued expenses and amounts due to related parties, offset by increases in inventory, and accounts receivable. Our net cash used in operating activities during the nine months ended January 31, 2020 was primarily the result of our net loss of $3,061,337 during the period, offset by non-cash net expenses of $1,284,437, as well as additional spending for prepaid assets relating to inventory.

Net cash used in investing activities was $30,000 for the nine months ended January 31, 2021, compared with net cash provided by investing activities of $73,400 for the same period in 2020. Investing activities during the period in 2020 were the result of $73,400 in cash we acquired from the contribution of the net assets of Slinger Bag Limited compared to use of cash to purchase a Slinger trademark in 2021.

Net cash provided by financing activities was $3,420,000 for the nine months ended January 31, 2021, compared with $3,392,761 for the same period in 2020. Cash provided by financing activities in 2021 consisted of proceeds of $2,300,000 from notes payable with a related party, as well as proceeds of $1,120,000 from a note payable. Cash provided by financing activities in 2020 consisted of proceeds of $1,900,000 from notes payable with a related party, as well as proceeds of $1,700,000 received from a note payable with Montsaic Investments, and proceeds from convertible notes payable of $125,000, offset by a distribution to the majority shareholder for $332,239.

Description of Indebtedness

Notes Payable – Related Party

On October 3, 2019, the Company entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement making the all principal and accrued interest due on July 15, 2020, later extended to September 1, 2021.

On December 3, 2019, the Company entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making the all principal and accrued interest due on July 15, 2020 and was then extended to September 1, 2021.

On December 11, 2019, the Company entered into a loan agreement with the same related party for borrowings of $700,000 bearing interest at 24% per annum. All principal and accrued interest were due on July 15, 2020 and was then extended to September 1, 2021.

On January 6, 2019, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest are due on January 8, 2021 and was then extended to September 1, 2021.

On March 1, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All outstanding borrowings and accrued interest under all agreements are due on January 8, 2021 and was then extended to September 1, 2021.

On May 12, 2020, the Company borrowed an additional $1,000,000 from this same related party. On July 3, 2020, the Company borrowed an additional $500,000 from this same related party. The borrowings bear interest at a rate of 24% per annum and are due on January 8, 2021 and was then extended to September 1, 2021.

On July 8, 2020, the Company entered into a Purchase Order Financing Agreement (“PO Financing Agreement”) whereby $1,900,000 of the total $3,600,000 in outstanding debt due to the related party has been labeled as inventory financing (“PO Financing Amount”). The PO Financing Amount, along with any accrued interest, is due in full no later than nine months from the effective date of the PO Financing Agreement, or January 8, 2021 and was then extended to September 1, 2021. The outstanding balance of the PO Financing Amount bears interest at a rate of 2% per month. The Company has agreed to repay the PO Financing Amount together with any accrued, but unpaid, interest thereon out proceeds from the sale of its products, licensing activities, revenue to be generated from operations and/or amounts received by the Company from investors, lenders, financiers, financing sources or other persons before making payments of any other nature (including dividends and distributions) except for payments required to finance the Company’s operations.

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

On September 15, 2020, the Company borrowed an additional $250,000 existing related party lender. The borrowings bear interest at 9.5% per annum and are due in full on September 15, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. The note was discounted by $70,130 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $8,838 and $17,676 for the three and nine months ended January 31, 2021.

On November 24, 2020, the Company borrowed $300,000 from its related party debt holder. The borrowings bear interest at 9.5% per annum and are due in full on November 24, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. This note was discounted by $124,931 allocated from the valuation of the warrants issued.

On December 3, 2020, Montsaic entered into an Assignment and Conveyance Agreement with 2490585 Ontario Inc., the Company’s existing related party lender. In connection with the agreement, Montsaic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000 to 2490585 Ontario, Inc., along with the 1,216,560 shares of common stock previously issued to Montsaic in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable. Subsequent to this point in time, the outstanding debt of $1,820,000 and all accrued interest is payable to 2490585 Ontario, Inc., and future interest will accrue at a rate of 9.5% per annum consistent with the rate being charged on their other outstanding debt. The scheduled maturity date of the debt remains unchanged and is due June 1, 2021.

Total outstanding borrowings from this related party as of January 31, 2021 amounted to $6,220,000.

Additional borrowings are expected from this related party in order to fund operations over the next year.

Note Payable

On December 24, 2020, the Company entered into a promissory note with third party to borrow $1,000,000. The promissory note bears interest at 2.25% and is due February 8, 2021. On February 2, 2021, the Company extended its promissory note to April 30, 2021.

Future amounts due as of January 31, 2021 are summarized as follows.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Related Party	$6,220,000	$6,220,000	$-	$-	$-
Note Payable	$1,000,000	$1,000,000		$-	$-
Total	$7,220,000	$7,220,000	$-	$-	$-

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of January 31, 2021.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2020, the Company issued 35,000 common stock in the Company and 50,000 warrants to purchase common stock in the Company at an exercise price of $0.50 per warrant in exchange for the purchase of the “Slinger” trademark.

On January 21, 2021, the Company issued 100,000 shares of its common stock to a consultant in exchange for the consultant’s agreement to perform promotional services for and the provide strategic advice to the Company. Subject to certain conditions, the Company has taken on an obligation to issue such consultant 150,000 additional shares of common stock in equal quarterly installments during the period beginning on the quarterly anniversary of January 12, 2021 and ending on the two-year anniversary of such date, resulting in an aggregate issuance of 250,000 shares of common stock.

Item 6. Exhibits

10.1	Loan Agreement dated May 12, 2020 with 2490585 Ontario Inc.*

10.2	Loan Agreement dated July 3, 2020 with 2490585 Ontario Inc.*

10.3	First Amendment to Promissory Note and Loan Agreements dated June 1, 2020 with Montsaic Investments, LLC*

10.4	Loan Agreement dated June 30, 2020 with Montsaic Investments, LLC*

10.5	Loan Agreement dated August 10, 2020 with 2490585 Ontario Inc.*

10.6	Loan Agreement dated September 15, 2020 with 2490585 Ontario Inc.**

10.7 10.8 10.9	Loan Agreement dated November 24, 2020 with 2490585 Ontario, Inc. Midcity Capital Bridge Loan Note dated December 24, 2020 Midcity Capital Bridge Loan Note Extension agreement dated February 2, 2021

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on August 24, 2020
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: March 22, 2021	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: March 22, 2021	By:	/s/ Paul McKeown
Paul McKeown
Chief Financial Officer

