Form 10-K
period 2021-04-30
Slinger Bag Inc.
filed 2021-08-06
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-214463

SLINGER BAG INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2709 NORTH ROLLING ROAD, SUITE 138

WINDSOR MILL

MARYLAND 21244

(Address of principal executive offices, including Zip Code)

(443) 407-7564

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on October 31, 2020, the registrant’s most recently completed second fiscal quarter, was approximately $28,206,297.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of July 31, 2021, was 29,979,573.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

As used in this report, the “Company,” “we,” “us,” or “our” refer to Singer Bag Inc., unless otherwise indicated.

i

SLINGER BAG INC. (FORMERLY KNOWN AS LAZEX INC.)

ii

SLINGER BAG INC.

Annual Report on Form 10-K for the

Fiscal Year Ended April 30, 2021

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

PART I

ITEM 1. Business

History of our Company

Lazex Inc. (the “Company” or “Slinger”), was formed on July 12, 2015 as a Nevada corporation. From its inception until September 13, 2019, the Company was in the business of providing travel consulting and tour guide services. On September 16, 2019, Slinger Bag Americas Inc. (“Slinger Bag Americas”) acquired 20,000,000 shares of the Company’s common stock from its then shareholders. On September 16, 2019, the Company acquired 100% of the outstanding shares of Slinger Bag Americas when the then owner of Slinger Bag Americas contributed her shares of Slinger Bag Americas to the Company in exchange for 20,000,000 shares of the Company. The result of the foregoing transactions is that Slinger Bag Americas became a wholly-owned subsidiary of the Company. From September 16, 2019 and onward, the Company ceased its performance of travel consulting and tour guide services and has switched its focus to the development of the technologies and products owned by Slinger Bag Americas and its affiliates.

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

Slinger has initially focused all its energies on the Tennis market worldwide, but is in the early stages of developing ball launchers for other ball sports.

For the regular tennis player, the Slinger Launcher is much more than a tennis ball launcher. It also functions as a complete tennis bag with ample room for racquets, shoes, towels, water bottles and other accessories and can charge mobile phones and other devices.

Tennis Ball machines have been around since the 1950’s when they were introduced by Renne Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything, has changed in the structure of ball machines products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also very expensive – often well above U.S. $1,000. Up until today 99% of all tennis ball machines have sold to tennis facilities, with only a few being sold directly to tennis playing consumers.

According to the Tennis Industry Association (www.tia.org) the single largest challenge facing tennis participation is the fact that 34% of lapsed players cited a “lack of a playing partner” as the reason for them stopping playing tennis. The Slinger Launcher goes a long way to solving this issue.

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

Slinger intends to disrupt this traditional tennis market by creating a new ball machine category – called Slinger Launcher – and marketing portable and affordable Slinger Launchers directly to avid, regular tennis players. Constructed within a wheeled trolley tennis bag, a Slinger Launcher weighs around 15kgs / 34lbs when empty. If stored with 72 balls inside the weight increases to 19kgs / 42lbs. It can easily be stored in a car trunk, wheeled to the court and set up within minutes to use. The Slinger Launcher is powered by a 6.6Ah Lithium battery that can last up to 3.5 hours of play depending on the settings being used and on frequency of use. Slinger Launcher’s convenience as a tennis bag combined with its ease of operation and overall performance as a tennis ball launcher is the basis that the Company will target direct sales to these avid players.

While the initial brand focus is clearly on tennis, Slinger is developing similar launchers to address other forms of tennis around the globe that are either rapidly gaining new participants or are already well-established sports in their own right. These include, but are not limited to, Pickleball (USA), Soft Tennis (Japan), Squash (International Markets) and Paddle Tennis (International markets) all of which are currently in either development or testing and planned for introduction in calendar 2022.

On December 3, 2020, Slinger signed an exclusive agreement with Flixsense Pty Limited d/b/a Gameface for the development of a tennis specific artificial intelligence (AI) application. Slinger intends to introduce a market disrupting tennis app for players of all ages and abilities. This app will provide a wide range of analytics and other services and include practice and tennis fitness drills and activities, coaching tips and advice and a full suite of AI analytics. Slinger will offer some services free of charge and will build a tiered subscription model for others. The app is expected to be ready to launch to the market later in calendar 2021.

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

Slinger delivers Slinger Launchers directly from the final assembly facility in Xiamen, China to customers either by direct shipment from the port in China, or to third party logistics facilities in Columbia SC (USA) to support our US business, Belleville, Ontario, Canada, Rotterdam, The Netherlands to support smaller distributors in Canada, Europe, Middle East, Africa, and lastly to Israel.

Additionally, we ship full containers of our Slinger Triniti Tennis Balls from Wilson (our supplier) in Thailand to the United States for onward distribution.

The Company has contracted with exclusive distributors globally. These include Japan, UK, Ireland, Switzerland, Scandinavian markets (covering Denmark, Sweden, Norway, Finland) Australia, New Zealand, Bulgaria, Czech Republic, Singapore, Morocco, Slovenia, Slovkian Republic, Hungary, Croatia, Germany, Austria, France, Italy, Spain, Portugal, Netherlands, Belgium and Luxembourg, Russia, Middle East GCC markets, Egypt, Bangladesh, Pakistan, Malaysia Czech and Slovak Republics, Greece, Panama, South Africa, Hong Kong, Macau and China and we are in various stages of negotiation with other potential market distribution companies across the globe.  Manufacturing production remains at full capacity – currently 5,000 units per month and Slinger has products leaving our production facility in Xiamen, China on a weekly basis en-route to our distribution centers in the United States and Europe and to our key distributor partners.

Our principal executive office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244, and our telephone number is 443-407-7564.

Strategy

The Company has an opportunity to disrupt the traditional tennis market globally. The Company expects to drive 80% of its global revenues through its direct-to-consumer go-to-market strategy, whether that be through its on-line e-commerce platform at www.slingerbag.com or through associated e-commerce platforms established and managed by its distribution network. The balance of revenues will be driven through partnerships with leading wholesalers, federations and teaching pro organizations and other transactions across various markets. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally, Canada and its founder’s home market of Israel. Distributor partners will have exclusive territories and will have a recognized background within the tennis industry for their market as well as having the financial capacity and service infrastructure to aggressively grow the Slinger brand. Uniquely in the sports industry, all consumer orders received into Slingerbag.com from markets outside the United States will be routed back to our local distribution partners to fulfill and to service their local customers. All distributor partners will purchase with advanced orders, either based on a vendor-direct FOB Asia direct ship or through 1 of our 3 global 3rd party distribution facilities on a duty paid basis and at premium cost price. Currently, the Company has signed a number of exclusive distribution agreements in key markets and has on-going discussions with other key potential distributor partners in other markets around the globe and is looking to close these distribution arrangements in the coming months.

The United States market will remain a direct-to-consumer market for Slinger. As the largest tennis market in the world with 17.4 million players of which 10.5 million are regular / avid players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Recently the industry reported a significant increase in US tennis participation and overall number of tennis play occasions, something that has been replicated in other key tennis markets around the globe. Direct-to-consumer sales will be supplemented by one or more leading tennis wholesalers who manage large databases of coach, player, college, high school and club clients. This market will be serviced out of a third-party logistics facility in West Columbia, SC and operated by one of Slinger’s preferred global logistics partners, DSV, one of the world’s leading suppliers of freight-forwarding, logistics and warehousing.

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

Each of our distributor partners around the world are establishing their Slinger distribution business as Slinger itself would do if it was establishing a Slinger subsidiary in each market. As such, each distributor will also adopt all forms of Slinger brand marketing programs as well as initiating new local concepts of their own – all aimed at reaching the avid/regular tennis player directly and ensuring that the Slinger brand message is consistent around the globe. Slinger has agreed a local marketing budget structure with each distributor as part of its distribution agreement. This marketing budget will be primarily funded by the distributor partner with an additional contribution coming from Slinger with the contribution being linked to the distributors purchase objectives. Each distributor will execute local grassroots programs including demonstration days, local teaching pro partnerships, specialist tennis network communications, seeding of Slinger product locally as necessary to local key market tennis influencers to further increase the intensity of the influencer effort. Marketing dollars will also be allocated to Google, Facebook, YouTube and other social media advertising spend and, where appropriate, approved and overseen by Ad Venture Media Group.

Distribution Agreements

As of the date of this report, Slinger Bag Americas has entered into exclusive distribution agreements for Slinger’s line of products, including, but not limited to, tennis ball launcher devices, tennis ball launcher accessories, sports bags, tennis balls, tennis court accessories and other tennis related products in the following markets and with the following distributors:

Territory	Distributor	Minimum Purchase Requirement of Slinger Bag Tennis Ball Launchers
Japan	Globeride Inc.	32,500 through the end of January 2025
United Kingdom and Ireland	Framework Sports & Marketing Ltd	9,000 through the end of May 2025
Switzerland	Ace Distribution	3,000 through the end of May 2025
Denmark, Finland, Norway and Sweden	Frihavnskompagniet ApS	6,500 through the end of December 2025
Morocco	Planet Sport Sarl	1,000 through the end of December 2025
Australia	Sportsman Warehouse t/a Tennis Only	2,500 through the end of 2025
New Zealand	Sporting Goods Specialists	100 through the end of 2025
Bulgaria	Ark Dream EOOD	950 through the end of 2025
Chile	Sporting Brands Ltds	165 through the end of 2025
Croatia, Hungary and Slovenia	Go 4 d.o.o.	380 through the end of 2025
Austria, Belgium, France, Germany, Italy, Luxembourg, Portugal, Spain and The Netherlands	Dunlop International Europe Ltd	120,000 through the end of 2025
Singapore	Tennis Bot Pte Ltd	950 through the end of 2025
India	Racquets4U	10,000 through the end of 2025
Israel	Eran Shine	2,050 through the end of 2025
Bahrain, Bangladesh, Egypt, Kuwait, Maldives, Oman, Pakistan, Qatar, Saudi Arabia, Sri Lanka, Tunisia and United Arab Emirates	Color Sports Inc	3,000 through the end of 2025
Greece	Elsol	380 through the end of 2025
Panama	Orange Pro	50 through the end of 2021
Russia	Neva Sport	1,900 through the end of 2025
Malaysia	Tennis Bot	500 through the end of 2025
Czech and Slovak Republics	RaketSport s.r.o	3,000 through the end of 2025
South Africa	Golf Racket Pty Ltd	5,000 through the end of 2025
Hong Kong and Macau	Tennis Bot	750 through the end of 2025
China	Xiamen Powerway Sports Co. Ltd	17,500 through the end of 2026
Total		221,175

Brand Endorsements

Slinger has reached agreement with several globally recognized brand ambassadors.

Tommy Haas (former ATP #2 Player) has been appointed the Slinger Bag Chief Ambassador. In this role Tommy will support Slinger in building out its global ambassador team focused on identifying ambassadors in our key global business markets of Japan, Europe, Australia, China, Brazil and India. Tommy will also be very active supporting and promoting Slinger across the globe with personal appearances at Slinger events and via online training and drill videos.

Mike & Bob Bryan (aka the Bryan Brothers – the foremost doubles team in the tennis world) have extended their ambassador agreements and will continue to feature prominently in our marketing activities and messaging.

Eugenie Bouchard

Jensen Brothers

Darren Cahill

Patrick Mouratoglou

Dustin Brown

The Professional Tennis Registry (PTR) – a United States-based teaching association with approximately 40,000 members will become a non-exclusive strategic partner for Slinger with all their members able to access an affiliate member part of our website.

Peter Burwash International (PBI) – a United States-based, highly respected, global tennis services company set up by Peter Burwash some 35 years ago. PBI provides tennis programs and other tennis services to as many as 56 of the globes leading hotels and resorts. Slinger Launchers will be available to use at each resort and the PBI team will be actively promoting Slinger as part of our affiliate marketing activity.

PTCA Central Europe – a European Coach organization of leading touring pro coaches and they, like others, will undertake an affiliate marketing approach.

Tie Break 10s – a global organization that owns and operates Tie Break 10 events both independently and in partnership with major global tour events, e.g., Indian Wells. These events involve top players playing ‘tie-break’ matches with the event fully completed in one evening and with a significant cash prize for the winner. Slinger will be promoted at each of these events and will be available for fans to test out as well as the Slinger brand name being prominently used on Tie Break 10s social media.

Tennis One App – a United States-based company that has developed and successfully marketed an all-inclusive tennis app for players across the globe. Slinger has engaged with Tennis One to support its coaches corner segment – a weekly podcast series and in doing so benefits from the brand exposure available through the reach of the consumers using the app on a regular basis.

Functional Tennis – an Ireland based social media tennis blog site with in excess of 250,000 followers. Slinger is engaged with Functional Tennis in a variety of ways and is the presenting sponsor of its weekly Tennis Podcast.

Slinger is currently in discussions with other organizations, events, prominent coaches and players and has to date seeded Slinger products to 12 of the top 20 ATP male players, 5 of the top 20 WTA women players, plus numerous other top-class touring and teaching professionals.

Throughout 2020 Slinger sponsored several prominent tennis events, e.g., Battle of the Brits and Tie Break 10s (all shown live across the globe).

Strategic Brand Partnerships

Slinger is actively working on securing a number of highly visible ground-breaking strategic partnerships across tennis. These partnerships will provide Slinger with co-branded products to supplement the core Slinger product offering and, at the same time, are expected to drive mutually beneficial marketing campaigns aimed at reaching avid tennis players globally. Details of such partners announced and active today include:

● Wilson Sporting Goods: North America: Slinger has entered a strategic partnership with the global leader in tennis, Wilson, for the supply of co-branded Triniti Tennis Balls in the USA and Canada markets.

● Professional Tennis Registry (PTR): The PTR is the world’s most prestigious teaching pro organization with more than 40,000 members. Slinger has partnered with PTR for the supply of Ball Launchers to their membership.

● Peter Burwash International (PBI): A high profile organization providing coaching and tennis services to high level, high quality hotels, resorts and tennis facilities across the globe. Slinger is the official supplier of Ball Launchers to PBI, which will be used at each location and PBI will offer an affiliate marketing program promoting sales to its list of global clients.

● DSV Logistics USA and OSL Logistics: DSV is one of the world’s leading suppliers of warehousing, freight forwarding and logistics. Slinger will use DSV warehousing services in the US to optimize logistical activities. OSL are currently providing all freight forwarding for the US markets and Europe as well as 3rd party warehousing logistics in Rotterdam for Europe.

Competition

There are currently no competitors with products that are similar to the Slinger Launcher, based on its portability, affordability and tennis bag functionality. There are, however, other companies that make tennis ball machines, including the following:

●	Spinshot
●	Lobster Sports
●	Spinfire Pro 2
●	Match Mate Rookie
●	Sports Tutor
●	Silent Partner

Raw Materials

All materials used in the Slinger Launcher are available off-the-shelf. The trolley bag is manufactured with 600D Polyester and has the CA65 certification for the US market. The launcher housing, Oscillator and Ball Collector tube parts are produced using an injection mold using poly propylene mixed with 30% glass fibers. The electronic motors, PCB boards and remote-control parts are all standard off-the-shelf items.

Intellectual Property

As of the date of this report, the Company has applied for international design and utility patent protection for its main 3 products: Slinger Launcher, Slinger Oscillator and Slinger Telescopic Ball Tube. Patents have been applied for in all key markets including the US, China, Taiwan, India, Israel and EU markets and granted in China and Israel. Trademarks have been applied for in all major markets around the globe Trademark protection has been applied for and/or received in the following countries:

●	US
●	Chile
●	Taiwan
●	Mexico
●	EU
●	Russia
●	Poland
●	Czech Republic
●	Australia
●	New Zealand
●	China
●	South Korea
●	Vietnam
●	Singapore
●	India
●	Canada
●	United Arab Emirates*
●	South Africa*
●	Columbia*
●	Israel*
●	Japan*
●	Switzerland*
●	Indonesia*
●	Malaysia*
●	Thailand*
●	Turkey*
●	Argentina
●	Brazil

*Protection is pending.

Slinger is engaged in ongoing efforts to register more trademarks across an expanding list of products, services and applications, which are in various stages of the registration process.

Slinger Bag Inc. owns the rights to its Slingerbag.com domain.

Seasonal Business

We expect to experience moderate fluctuations in aggregate sales volume during the year. We expect revenues in the first and fourth fiscal quarters to exceed those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for tennis and other sports equipment and in connection with the timing of significant sporting events, such as any Grand Slam tennis tournament and, over time, other sports competitions.

Costs and Effects of Complying with Environmental Regulations

Set forth below is a detailed chart of all Product Certifications held by Slinger for key global markets covering battery, remote control (radio wave), and power charger. In addition, within the United States, Slinger complies with the required California 65 regulations in respect to the materials used in the construction of its trolley bag.

Overview

UN38.3
MSDS
IC
c UL us LISTED
ASTM
California 65
TÜVRheinland
GS
CE
CB
REACH
RoHS COMPLIANT
In process:
In process:
PS E

Europe

CB

CE

RoHS
COMPLIANT

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

Europe

RoHS COMPLIANT

REACH

CE

Category	Product	Certification	Certification Standards
Launcher	PCB	**RoHS** (for LF HASL)	•RoHS Directive (EU) 2015/863 amending Annex II to Directive 2011/65/EU •IEC 62321-4:2013+A1:2017 •IEC62321-5:2013 •IEC62321-7-2:2017 •IEC62321-6:2015 •IEC62321-8:2017 •Analyzed ICP-OES, UV-Vis, and GC-MS
		REACH (for SVHC)	•SGS In-House method- GZTC CHEM-TOP-092-01, GZTC CHEM-TOP-092-02 •Analyzed by ICP-OES, UV-VIS, GC-MS, HPLC-DAD/MS and Colorimetric
	433MHz Remote Control	**CE Red**	•EN 62479:2010 •EN 50663:2017 •Final draft EN 301 489-1 V2.2.2(2019-09) •EN 301 489-3 V2.1.1(2019-03) •EN 300 200-1 V3.1.1 (2017-02) •EN 300 220-2 V3.1.1 (2017-02)
Oscillator	Oscillator Gear Motor	**CE**	•EN 61000-6-3:2007+A1:2011 •EN 61000-6-1:2007 •(IEC 61000-4-2；IEC 61000-4-3)
		RoHS	RoHS Directive 2011/65/EU and amendment Commission Delegated Directive (EU) 2015/863 with effective from 22 July 2019
Ball Tube		**CE**	•EN 71-1:2014+A1:2018 •EN 71-2:2011+A1:2014 •EN 71-3:2013+A3:2018

North America

FC

c UL us LISTED

IC

California 65

ASTM

Category	Product	Certification	Certification Standards
Launcher	2A Charger	**FCC**	• FCC Part 15 Subpart B, 10-1-2014 Edition
		UL/ CUL	• UL 60950-1, 2nd Edition, 2014-10-14 (*Information Technology Equipment - Safety- Part 1: General Requirements*) • CAN/ CSA C22.2 No. 60950-1-07, 2nd Edition, 2014-10 (*Information Technology Equipment - Safety - Part1: General Requirements*)
	PCB	**UL** (for Wiring, Printed- Component)	
	433 MHz Remote Control	**FCC**	• FCC Part 15, Subpart C, Section 15.231
		IC	• RSS-210 Issue 9 Aug, 2016
	Trolley Bag	**California 65** (for Fabric & Printing)	
Ball Tube		**Consumer Safety Specification for Toy Safety**	• ASTM F963-17

Asia. Oceania

Category	Product	Certification	Certification Standards
Launcher	10Ah Battery	**KC**	• KC62133(2019-02)
		PSE	• Interpretation for METI Ordinance of Technical Requirements (H25.07.01) Appendix 9: Lithium ion secondary batteries
		RCM	• AS/ NZS CISPR 32:2015 • IEC 62133:2012
		BSMI	• CNS15364
		BIS	• IS16046
	2A Charger	**SAA**	• AS/ NZS 61558.1:2008+A1 • AS/ NZS 61558.2.16:2010+A1+A2+A3
		PSE	• Interpretation on Ministerial Ordinanace establishing Technical Requirements Appendix 12: J61558-1(H26), J61558-2-16(H26), J55014-1(H20) • Appendix 4 of the Enforcement Regulations (AC Electrical Appliances)
		KC	• K 60950-1(2011-12)
	433 MHz Remote Control	**KC RF**	
	315 MHz Remote Control	**MIC**	• Ordinance of MPT N°37, 1981

■ GRAY: In process

Globe

Category	Product	Certification	Certification Standards
Launcher	10Ah Battery	**UN38.3**	• ST/SG/AC.10/11/Rev.6/Amend.1/Section 38.3
		Material Safety Data Sheet (MSDS)	• EEC Directive 93/112/EC • UN *Recommendation on the Transport of Dangerous Goods*
		Identification and Classification Report for Air Transport of Goods	• *IATA Dangerous Goods Regulations*
		Identification and Classification Report for Transport of Goods (By Sea)

Research and Development

The Company is involved in additional research and development of transportable, affordable and player-enhancing ball launching machines and associated game improvement products for all ball sports. Following a successful launch of its tennis ball launcher, Slinger is currently field testing its new pickleball, padel and soft tennis launchers, which are expected to be introduced to the market in calendar 2022. Slinger plans to introduce similar transportable, versatile and affordable ball launchers for baseball, softball, cricket and other high participation ball sports over the course of the next 3 years. In this connection, on September 10, 2020, Slinger entered into an agreement with Igloo Design, which is the same company that designed the Slinger Launcher for tennis, for a Slinger ball launcher for baseball and softball. This development commenced during the three months ended October 31, 2020 and initial design ideas and further direction have been provided.

Slinger retains outside consultants to provide research and product design services and each consultant has a specific expertise (e.g., molding technology, electronics, product design, bag design as examples). We also are working with a select group of highly qualified and resourceful third-party suppliers in Asia. We are continually striving to identify product enhancements, new concepts and improvements to the production process on an on-going daily basis. In respect of any new project, management provides detailed briefs, market data, product cost targets, competitive analysis, timelines and project cost goals to either the product consultants or vendors and manages them to agreed key performance indicators (“KPIs”). These KPI’s include but are not limited to (i) manufacturing to target costs; (ii) agreed development timelines; (iii) established quality criteria; and (iv) defined performance criteria.

We also retain specialist trademark and patent attorneys and work with these attorneys on the projects, as needed.

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

Slinger offers a limited warranty with all purchases in accordance with local market statutory regulations. This limited warranty can be further extended by the purchaser registering his/her unique product serial number at www.slingerbag.com/warranty.

Vendors

Slinger only works with and through highly reputable third-party suppliers. We are in the process of finalizing vendor agreements with each of our key vendor partners and with our vendor management partner. Our management and our vendor management partner, Stride-Innovation, regularly visit the vendor facilities and monitor production, employee conditions and welfare and undertake quality control testing. We do not utilize or condone the use of child labor of any kind in the production of our products. We ensure that our vendor partners are providing quality workplace conditions, workplace health and safety, employee care and support programs that meet or exceed all statutory requirements.

Employees

We have eight people providing us services on a full-time basis – our chief executive officer, chief financial officer, controller, chief marketing officer and chief operating officer together with two people in global customer service and a global marketing coordinator. Our chief business integration officer, chief innovation officer and general counsel are also employed pursuant to service agreements, but are not providing us services on a full-time basis. As such, our total number of employees is eleven, which consists of eight full-time and three part-time employees.

Advisory Board

In October 2020, we appointed our first three representatives to join the newly formed Slinger Advisory Board. George Mackin joined the advisory board as a Media and Smart technology expert having previously owned the Indian Wells Tennis event and Tennis.com media and is currently Chairman of PlaySight Interactive Ltd. (PlaySight) having led PlaySight to a high level of success within the global tennis industry, Rodney Rapson joined our Advisory Board as an experienced smart technology expert and Jeff Angus joined to add support and experience to our marketing team.

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $28,823,273 as of April 30, 2021 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock.

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

ITEM 1A. Risk Factors

You should carefully consider the risks described below and other information in this Annual Report on Form 10-K, including the financial statements and related notes that appear at the end of this report, before deciding to invest in our securities. These risks should be considered in conjunction with any other information included herein, including in conjunction with forward-looking statements made herein. If any of the following risks actually occur, they could materially adversely affect our business, financial condition and operating results. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition and operating results. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Risks Related to Our Business

Our business is sensitive to consumer spending and general economic conditions.

Consumer purchases of discretionary premium sporting good items, which include all of our products, may be adversely affected by the current COVID-19 (“Coronavirus”) pandemic, as well as economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies influence on public spending confidence. Recent dramatic downturns in the strength of global stock markets, currencies and key economies have highlighted many if not all, of these risks.

Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower, and these risks may be exacerbated for us due to our focus on discretionary premium sporting good items. A downturn in the global economy, or in a regional economy in which we have significant sales, could have a material, adverse effect on consumer purchases of our products, our results of operations and our financial position, and a downturn adversely affecting our consumer base or travelers could have a disproportionate impact on our business.

There continues to be a significant and growing volatility and uncertainty in the global economy due to the Coronavirus pandemic affecting all business sectors and industries. In addition, the on-going uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt and concerns regarding the future viability of the European Union and the possible effects of its unraveling) and any resulting disruption could adversely impact our net sales in Europe and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our on-line sales portals (which currently includes our own website www.slingerbag.com) and could materially and adversely affect our results of operations, financial position and growth strategy.

Likewise, the current impasse in U.S.-China trade relations has resulted in import duties for all Slinger products into the U.S. being increased from the previous standard of 5% to 30%. Our management has taken the view that at this time in the early years of Slinger’s growth, gaining distribution and share outweighs the immediate margin consideration and has decided to take the added increase in import tariffs as a margin loss.

Our manufacturing takes place in China and, therefore, is susceptible to shutdowns and delays caused by Coronavirus and other diseases and epidemics. Additionally, we rely on independent manufacturers and suppliers.

As at the date hereof, our sole manufacturing facilities are located in southern China. Following the outbreak of the Coronavirus our manufacturing facility was shut down for three months, which caused significant delays in manufacturing and delivery of our products. However, there may be further outbreaks of Coronavirus and other diseases and epidemics, which may cause further delays and shutdowns. This, in turn, will negatively affect our revenue and increase our expenses and costs.

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

Further, we have not historically entered into manufacturing contracts with our manufacturers; instead, we have hired them on an ad hoc basis. Identifying a suitable manufacturer is an involved process that requires us to become satisfied with the prospective manufacturer’s quality control, responsiveness and service capabilities, financial stability and labor practices. While we have business continuity and contingency plans for alternative sourcing, we may be unable, in the event of a significant disruption in our sourcing, to locate alternative manufacturers or suppliers of comparable quality at an acceptable price, or at all, which could result in product shortages or decreases in product quality, and adversely affect our net sales, gross margin, net income, customer relationships and our reputation.

We depend on the strength of the Slinger® brand.

We expect to derive substantially all of our net sales from sales of Slinger branded products. The reputation and integrity of the Slinger brand are essential to the success of our business. We believe that our consumers value the status and reputation of the Slinger brand, and the superior quality, performance, functionality and durability that our brand represents. Building, maintaining and enhancing the status and reputation of the Slinger brand image is important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote the Slinger brand, which, in turn, depends on factors such as the quality, performance, functionality and durability of our products, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may decide to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful.

Additionally, in order to expand our reach in the future, we may need to engage with third-party distributors. To the extent those third-party distributors fail to comply with our operating guidelines, we may not be successful in protecting our brand image. Product defects, product recalls, counterfeit products and ineffective marketing are among the potential threats to the strength of our brand and to protect our brand’s status we may need to make substantial expenditures to mitigate the impact of such threats.

Moreover, if we fail to continue to innovate to ensure that our products are deemed to achieve superior levels of function, quality and design, or to otherwise be sufficiently distinguishable from our competitors’ products, or if we fail to manage the growth of our on-line sales in a way that protects the high-end nature of our brand, the value of the Slinger brand may be diluted, and we may not be able to maintain our premium position and pricing or sales volumes, which could adversely affect our financial performance and business. We believe that maintaining and enhancing our brand image in new markets where we have limited brand recognition is important to expanding our consumer base. If we are unable to maintain or enhance our brand in new markets, then our growth strategy could be adversely affected.

The cost of raw materials, labor or freight could lead to an increase in our cost of sales and cause our results of operations to suffer.

Increasing costs for raw materials, labor or freight could make our sourcing processes more costly and negatively affect our gross margin and profitability. Labor costs at our independent manufacturers’ sites have been increasing and it is unlikely that these increases will abate. Wage and price inflation in our source countries could cause unanticipated price increases, which may be significant. Such price increases by our independent manufacturers could be rapid in the absence of manufacturing contracts. Energy costs have fluctuated dramatically in the past and may fluctuate in the future. Rising energy costs may increase our costs of transporting our products for distribution and the costs of products that we source from independent suppliers. Further, many of our products are made of materials, such as high impact plastics, plastic-injected molded parts, and lightweight high tensile strength metals, that are either petroleum-based or require energy to construct and transport. Costs for transportation of such materials have been increasing as the price of petroleum increases. Our independent suppliers and manufacturers may attempt to pass these cost increases on to us, and our relationships with them may be harmed or lost if we refuse to pay such increases, which could lead to product shortages. If we pay such increases, we may not be able to offset them through increases in our pricing and other means, which could adversely affect our ability to maintain our targeted gross margins. If we attempt to pass the increases on to consumers, our sales may be adversely affected.

Failure to adequately protect our intellectual property and curb the sale of counterfeit merchandise could injure our brand and negatively affect our sales.

Our trademarks, copyrights, patents, designs and other intellectual property rights are important to our success and our competitive position. We devote significant resources to the registration and protection of our trademarks and patents. In spite of our efforts, counterfeiting and design copies may still occur. If we are unsuccessful in challenging the usurpation of these rights by third parties, this could adversely affect our future sales, financial condition and results of operations. Our efforts to enforce our intellectual property rights can potentially be met with defenses and counterclaims attacking the validity and enforceability of our intellectual property rights. Unplanned increases in legal fees and other costs associated with protecting our intellectual property rights could result in higher operating expenses. Additionally, legal regimes outside the U.S., particularly those in Asia, including China, may not always protect intellectual property rights to the same degree as U.S. laws, or the time required to enforce our intellectual property rights under these legal regimes may be lengthy and delay our recovery.

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

We operate in a global marketplace and international sales growth is a key element of our growth strategy. We are subject to risks associated with our international operations, including, but not limited to:

●	Foreign currency exchange rates, including GBP;

●	Economic or governmental instability in foreign markets in which we operate or in those countries from which we source our merchandise;

●	Unexpected changes in laws, regulatory requirements, taxes or trade laws;

●	Increases in the cost of transporting goods globally;

●	Acts of war, terrorist attacks, outbreaks of contagious disease and other events over which we have no control; and

●	Changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, duties, taxes, embargoes, exchange or other government controls.

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

Our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including, but not limited to:

●	Changes in the number of our points of distribution;

●	Weather trends;

●	Changes in our merchandise mix; and

●	The timing of new product introductions.

The growth of our business depends on the successful execution of our growth strategy, including our efforts to expand internationally by growing our e-commerce business.

Our current growth strategy depends on our ability to continue to expand geographically in a number of international regions including Asia, Europe, North America, China, Japan, South Korea, Middle East, India, South Africa and Australia. This growth strategy is contingent upon our ability to continually introduce our products to new markets. The implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we seek to operate could adversely affect our ability to commence new international operations, which could have an adverse impact on our growth strategy. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in various countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy, especially where we are not yet established, depends on our ability to understand regional market demographics, and we may not be able to do so. If we are unable to expand our business internationally, our growth strategy and our financial results could be materially adversely affected.

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

We may be subject to income taxes in multiple jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax provisions in multiple tax jurisdictions. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Further, our effective tax rate in a given financial period may be materially impacted by changes in mix and level of earnings or by changes to existing accounting rules or regulations. In addition, tax legislation enacted in the future could negatively impact our current or future tax structure and effective tax rates.

Our business could suffer if we are unable to maintain our website or manage our inventory effectively.

We employ a distribution strategy that is heavily dependent upon our website and third-party distributors’ e-commerce websites. The effectiveness of our e-commerce strategy depends on our ability to manage our inventory and our distribution processes effectively so as to ensure that our products are available in sufficient quantities and thereby prevent lost sales. If we are not able to maintain our e-commerce channels, or if we are not able to effectively manage our inventory, we could experience a decline in net sales, as well as excess inventories for some products and missed opportunities for other products. In addition, the failure to deliver our products to customers in accordance with our delivery schedules could damage our relationship with these customers and lead to negative feedback being posted on e-commerce sites. Consequently, our net sales, profitability and the implementation of our growth strategy could be adversely affected.

We plan to use cash provided by operating activities to fund our expanding business and execute our growth strategy and may require additional capital, which may not be available to us.

We expect our business to rely on net cash provided by our future operating activities as our primary source of liquidity. To support our business and execute our growth strategy as planned, we will need to generate significant amounts of cash from operations in order to purchase inventory, pay personnel, invest in research and development, and pay for the increased costs associated with operating as a public company. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us, we will need to seek additional capital, through debt or equity financings, to fund our growth. Conditions in the credit markets (such as availability of finance and fluctuations in interest rates) may make it difficult for us to obtain such financing on attractive terms or even at all. Additional debt financing that we may undertake, may be expensive and might impose on us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in merger, consolidation and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the price per share of our common stock. The holders of new securities may also have rights, preferences or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

Our extended supply chain requires long lead times and relies heavily on manufacturers in Asia.

We rely heavily on manufacturers in Asia, which requires long lead times to get goods to markets. The long lead times will require us to carry extra inventory to avoid out-of-stock scenarios. In the event of a decline in demand for our products, due to general economic conditions or other factors, we may be forced to liquidate this extra inventory at lower margins or at a loss. In addition, as a result of these long lead times, design decisions are required to be made several months or as early as a year and a half before the goods are delivered. Consumers’ tastes can change between the time a product is designed and the time it takes to get to market. If the designs are not popular with consumers, it could also result in the need to liquidate the inventories at lower margins or at a loss, which would adversely affect our results of operations.

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

For example, some labor courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer, which have been recognized by the courts as justification for the enforcement of non-compete undertakings, such as the protection of a company’s trade secrets or other intellectual property.

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

A significant challenge to e-commerce and communications, including the operation of our website, is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. On our website, a majority of the sales are billed to our consumers’ credit card accounts directly, orders are shipped to a consumer’s address, and consumers log on using their email address. In such transactions, maintaining complete security for the transmission of confidential information on our website, such as consumers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintaining consumer confidence. In addition, we hold certain private information about our consumers, such as their names, addresses, phone numbers and browsing and purchasing records. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect consumer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our consumers to us through our website. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our consumers. Any compromise of our security or material violation of a non-disclosure obligation could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements that apply to other publicly reporting companies. We cannot predict whether the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from reporting requirements applicable to other publicly reporting companies that are not emerging growth companies. These include: (i) not being required to comply with the auditor attestation requirements for the assessment of our internal controls over financial reporting provided by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) not being required to comply with any requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (iv) not being required to provide certain disclosure regarding executive compensation required of larger publicly reporting companies, and (v) not being required to hold a non-binding advisory vote on executive compensation or seek shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from the end of our current fiscal year, although, if the market value of our common shares that is held by non-affiliates exceeds $700 million as of any October 31 before the end of that five-year period, we would cease to be an emerging growth company as of the following April 30. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other publicly reporting companies and you may not have the same protections afforded to shareholders of such companies.

Our product development company and chief marketing officer are located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

We operate our Slinger business in Israel under Slinger Bag Ltd. We have also engaged an Israeli product development company to assist in the development of our current and future products and our chief marketing officer resides in Israel. Accordingly, political, economic and military conditions in Israel directly affect our business.

Political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas and Hezbollah. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel, terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations and adversely affect the market price of our shares.

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

Risks Related to Ownership of Our Shares

There is currently limited liquidity of shares of our common stock.

Shares of our common stock do not trade on a regular basis. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. The liquidity of the shares of our common stock may also be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our common shares to be risky, and you should invest in our common shares only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common shares could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

●	Actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;

●	Weather conditions, particularly during holiday shopping periods;

●	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;

●	Fluctuations in the market valuations of companies perceived by investors to be comparable to us;

●	The public’s response to our or our competitors’ filings with the SEC or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigation, restructurings or other significant matters;

●	Speculation about our business in the press or the investment community;

●	Future sales of our shares;

●	Actions by our competitors;

●	Additions or departures of members of our senior management or other key personnel; and

●	The passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our shares.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

The trading market for our common shares will be influenced by the research and reports that equity research analysts publish about us and our business. The price of our common shares could decline if one or more securities analysts downgrade our common shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our common shares, our share price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our common share price and trading volume to decline.

We do not intend to pay dividends on our common shares.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, you should expect to receive a return on your investment in our common shares only if the market price of the common shares increases, which may never occur.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

As of July 31, 2021, we have 29,979,573 outstanding common shares. Of these shares, 6,562,001 shares are in the public float or are eligible for re-sale under Rule 144.  All remaining common shares outstanding are “restricted securities” within the meaning of Rule 144. Additional sales of our common shares in the public market after the date hereof, or the perception that these sales could occur, could cause the market price of our common shares to decline.

Risks relating to our business

Our products face intense competition.

Slinger is a consumer products company and the relative popularity of tennis and various sports and fitness activities and changing design trends affect the demand for our products. The athletic equipment industry is highly competitive both in the U.S. and worldwide. We compete internationally with a significant number of athletic and sports equipment companies and large companies having diversified lines of athletic and sports equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our online digital e-commerce operations compete with brand wholesalers or specialist retailers.

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

We expect to experience moderate fluctuations in aggregate sales volume during the year. We expect revenues in the first and fourth fiscal quarters to exceed those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for tennis and other sports equipment and in connection with the timing of significant sporting events, such as any Grand Slam tennis tournament and, over time, other sports competitions. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

We may be adversely affected by the financial health of our customers.

We extend credit to our tennis wholesale and tennis specialist retail customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer our distributor partners the opportunity to place orders three months ahead of delivery under our direct ship ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable distribution partners struggling with economic uncertainty. In the past, some sports customers have experienced financial difficulties up to and including bankruptcies. Such future events would have an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

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

Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and results of operations. Risks specific to our digital commerce business also include liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands. Many factors unique to e-commerce operations, some of which are beyond our control, pose risks and uncertainties. Risks include, but are not limited to credit card fraud or data mismanagement.

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

We work with contractors outside of the U.S. to manufacture our products. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with environmental, health and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time-to-time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition. Negative publicity regarding production methods, alleged practices or workplace or related conditions of any of our suppliers, manufacturers or licensees could adversely affect our brand image and sales and force us to locate alternative suppliers, manufacturers or licenses.

Our international operations involve inherent risks which could result in harm to our business.

All of our equipment is manufactured outside of the U.S. with a large volume of our products being also sold outside of the U.S. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as new and proposed changes affecting tax laws and trade policy in the U.S. and elsewhere as further described in other risks in this section. The U.S. presidential administration has indicated a focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the U.S., which may require us to change the way we conduct business and adversely affect our results of operations. The administration has also targeted the specific practices of certain U.S. multinational corporations in public statements which, if directed at us, could harm our reputation or otherwise negatively impact our business.

We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities or increased volatility in our effective tax rate.

We are subject to the tax laws in the U.S. and numerous foreign jurisdictions. Current economic and political conditions make tax laws and regulations, or their interpretation and application, in any jurisdiction subject to significant change. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which includes a number of significant changes to previous U.S. tax laws that impact us, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, and a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, among other changes. The Tax Act also transitions U.S. international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation.

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

We may also be subject to the examination of our tax returns by the U.S. Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are also engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.

Our products are subject to risks associated with overseas sourcing, manufacturing and financing.

The principal materials used in our products (e.g., injection molded plastics, polyester, electrical motors, remote controls) are available in countries where our manufacturing takes place. Our products are dependent upon the ability of our unaffiliated contract manufacturers to locate, train, employ and retain adequate personnel. Slinger contractors and suppliers buy raw materials and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.

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

We are heavily dependent on information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and they may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. We have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and Slinger will continue to invest in these efforts. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, or failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition.

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

The sale of a large number of shares of common stock by our principal shareholder could depress the market price of our common stock.

As of July 31, 2021, Yonah Kalfa beneficially owned approximately 67% of our common stock outstanding. The shares may become available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the Over the Counter (OTC) Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market. In addition, we may be unable to get relisted on the OTC Bulletin Board, which may have an adverse material effect on the Company.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is considered a “penny stock” because it is quoted on the OTCQB and it trades for less than $5.00 per share. The OTCQB is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange. The SEC has rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock. Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future. We can provide no assurance that our common stock will be quoted or listed on the OTCQB, NASDAQ or any exchange, even if eligible in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any properties. The Company does lease some office space under short-term leases with terms under a year.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock have been quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “LAZX” since May 2019 and “SLBG” since November 2019.

On July 30, 2021, the stock closed at $3.20.

Holders of Record

On July 31, 2021, there were 118 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Equity Compensation Plans

On November 11, 2020, the Board of Directors of the Company approved the Slinger Bag Inc. Global Share Incentive Plan (2020), or the 2020 Plan, which was approved by stockholders holding in the aggregate 19,994,700 shares of the Company’s common stock, or approximately 75.4% of the Company’s common stock outstanding on such date. The 2020 Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

The Company has reserved a total of 15,000,000 shares for issuance under awards to be made under the 2020 Plan, all of which may, but need not, be issued in connection with ISOs. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2020 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2020 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires, non-employee directors and additional non-employee consultants are eligible to participate in the 2020 Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 11, 2021, the Company issued 272,332 shares of its common stock for the conversion and full satisfaction of the Company’s obligations of a $1,000,000 promissory note.

On April 11, 2021 and on April 13, 2021, the Company issued 18,750 and 5,000 shares of its common stock to two vendors as compensation for marketing and advisory services.

On May 26, 2021, the Company issued 1,636,843 shares of its common stock for the conversion and full satisfaction of the Company’s $6,220,0000 in notes payable to its related party lender.

On June 23, 2021, the Company issued 540,000 shares of its common stock in satisfaction of the first tranche related to the Company’s purchase of Foundation Sports Systems, LLC.

During the three months ended July 31, 2021, the Company issued 68,965 shares of its common stock to one vendor and two employees as compensation for marketing and other services rendered.

During the three months ended July 31, 2021, the Company granted an aggregate total of 90,937 shares of its common stock to six brand ambassadors as compensation for services.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 20,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 20,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 20,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There were no assets, liabilities or historical operational activity of Slinger Bag Canada.

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL, along with SBL’s wholly owned subsidiary Slinger Bag International (UK) Limited (“Slinger Bag UK”), which was formed on April 3, 2019. On February 10, 2021, Zehava Tepler, the owner of SBL, contributed Slinger Bag UK to Slinger Bag Americas for no consideration.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL are collectively referred to as the “Company.”

The Company operates in the sporting and athletic goods business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher, as well as other associated tennis accessories.

Effective February 25, 2020, the Company increased the number of authorized shares of common stock from 75,000,000 to 300,000,000 via a four-to-one forward split of its outstanding shares of common stock. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split.

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL for the years ended April 30, 2021 and 2020. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. There was no historical activity in Slinger Bag Americas or Slinger Bag Canada prior to May 1, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Valuation of Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. It is possible that changes to inventory reserve estimates could be required in future periods due to changes in market conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The Company recognizes revenue for its performance obligation associated with its contracts with customers at a point in time once products are shipped. Amounts collected from customers in advance of shipping products ordered are reflected as deferred revenue on the accompanying consolidated balance sheets. The Company’s standard terms are non-cancelable and do not provide for the right-of-return, other than for defective merchandise covered under the Company’s standard warranty. The Company has not historically experienced any significant returns or warranty issues.

Fair Value of Financial Instruments

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 — Unobservable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximates fair value due to their short-term maturity. The Company’s derivative liabilities were calculated using Level 2 assumptions.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are more likely than not to be realized.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the year ended April 30, 2021 or 2020.

Valuation of Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements and other key arrangements. The Company is required to estimate the fair value of share-based awards on the measurement date and recognize as expense that value of the portion of the award that is ultimately expected to vest over the requisite service period.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU), 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

Results of Operations for the Years Ended April 30, 2021 and 2020

The following are the results of our operations for the year ended April 30, 2021 as compared to April 30, 2020:

	For the Year Ended
	April 30,	April 30,
	2021	2020	Change

Net sales	$10,804,214	$686,179	$10,118,035
Cost of sales	7,680,290	1,370,897	6,309,393
Gross income (loss)	3,123,924	(684,718)	3,808,642

Operating expenses:
Selling and marketing expenses	1,761,154	563,003	1,198,151
General and administrative expenses	4,749,922	5,291,075	(541,153)
Research and development costs	339,385	179,982	159,403
Transaction costs	-	198,443	(198,443)
Total operating expenses	6,850,461	6,232,503	617,958

Loss from operations	(3,726,537)	(6,917,221)	3,190,684

Other expenses (income):
Amortization of debt discount	376,506	1,565,174	(1,188,668)
Loss on extinguishment of debt	3,030,495	-	3,030,495
Induced conversion loss	51,412	-	51,412
Gain on change in fair value of derivatives	(1,939,639)	-	(1,939,639)
Interest expense - related party	608,668	171,918	436,750
Interest expense	12,740,781	573,431	12,167,350
Total other expense	14,868,223	2,310,523	12,557,700
Loss before income taxes	(18,594,760)	(9,227,744)	(9,367,016)
Provision for income taxes	-	-	-
Net loss	$(18,594,760)	$(9,227,744)	$(9,367,016)

Net sales

Our net sales during the year ended April 30, 2021 were $10,804,214, which consisted partially of shipped orders related to our Kickstarter and Indiegogo crowdfunding campaigns initiated in fiscal year 2019, as well as new orders placed and fulfilled to consumers via our online marketplace and to our international distributors. Our net sales during the year ended April 30, 2020 were $686,179 and were entirely related to our crowdfunding campaigns. As of April 30, 2021 and April 30, 2020, we had deferred revenue of $99,531 and $179,366, respectively, representing units that have not been shipped at year end.

Cost of sales

Our cost of sales during the year ended April 30, 2021 were $7,680,290, which represents the costs of units shipped during the period, and resulted in a gross profit of $3,123,924, or 29%. During the first quarter of the current year, we experienced a gross loss as the bulk of our sales in that period related to the shipment of initial crowdfunding orders. The loss on these shipments was due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initially scheduled we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased costs, and (3) due to sanctions by the U.S. against Chinese sourced products, the import duty was raised on all launchers brought into the U.S. increasing our cost of sales. As a result, our cost of sales exceeded initial sales values raised in our crowdfunding campaigns. As of the beginning of the third quarter, substantially all of the initial crowdfunding orders had been fulfilled. Sales generated during the last two fiscal quarters represented new orders placed and fulfilled during the current year by consumers and distributors, which resulted in a positive gross profit. Currently, our cost of sales is being negatively impacted by the large increase in container costs out of Asia. Our cost of sales during the year ended April 30, 2020 were $1,370,897, and resulted in a gross loss of $684,718 for the reasons stated above relating to our crowdfunding orders.

Selling and marketing expenses

During the year ended April 30, 2021, we incurred selling and marketing expenses of $1,761,154 compared with $563,003 during the year ended April 30, 2020. This increase is largely driven by an increase in social media advertising, sponsorships, and other investments in our public relations presence in order to drive sales and build brand awareness.

General and administrative expenses

General and administrative expenses consist primarily of compensation, including share-based compensation, and other employee-related costs, as well as legal fees and fees for professional services. During the year ended April 30, 2021, we incurred general and administrative expenses of $4,749,922 compared with $5,291,075 during the year ended April 30, 2020. The decrease in general and administrative expenses is largely due to a one-time warrant grant to key employees and officers of the Company in the prior year that resulted in an expense of $3,741,746, which was partially offset in the current year by an increase in compensation expense due to increased headcount as a result of the continued growth of the business.

Research and development costs

During the year ended April 30, 2021, we incurred research and development costs of $339,385 compared with $179,982 during the year ended April 30, 2020. This increase is mainly driven by our investment in a new platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers.

Transaction costs

During the year ended April 30, 2020, we incurred transaction costs associated with completing the Stock Purchase Agreement with Slinger Bag Americas, as well as additional professional fees associated with being a publicly traded company.

Other expenses

During the years ended April 30, 2021 and April 30, 2020, we had other expenses totaling $14,868,223 and $2,310,523, respectively. The increase in other expenses for the year ended April 30, 2021 as compared to April 30, 2020 was primarily due to increases in loss on extinguishment of debt of $3,030,495 and induced conversion loss of $51,412 due to debt extinguishment transactions during the year, increases in related party interest expense due to the increase in related party note payable balances during the year, and the increase in interest expense due to the $12,501,178 charge related to the warrants and make-whole provision that were issued in conjunction with a note payable that was entered into during the year. These increases were partially offset by decreases in amortization of debt discount of $1,188,668 and the gain on the change in fair value of derivatives for the year ended April 30, 2021 of $1,939,639.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $28,823,273 as of April 30, 2021, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or being able to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock.

The following is a summary of our cash flows from operating, investing and financing activities for the years ended April 30, 2021 and 2020:

	For the Year Ended
	April 30,	April 30,
	2021	2020
Cash flows from operating activities	$(4,517,457)	$(4,208,274)
Cash flows from investing activities	$(30,000)	$73,400
Cash flows from financing activities	$5,420,000	$4,217,761

We had cash and cash equivalents of $928,796 as of April 30, 2021, as compared to $79,847 as of April 30, 2020.

Net cash used in operating activities was $4,517,457 during the year ended April 30, 2021, compared with $4,208,274 during the year ended April 30, 2020. Our cash used in operating activities during the year ended April 30, 2021 was primarily the result of our net loss of $18,594,760 for the year as well as increases in inventory and accounts receivable year over year, which was partially offset by non-cash expenses of $14,892,030 and increases in accounts payable and accrued expenses, accrued payroll and bonuses and accrued interest – related party as well as a decrease in prepaid expenses and other current assets year over year. Our net cash used in operating activities during year ended April 30, 2020 was primarily the result of our net loss of $9,227,744 during the year as well as increases in inventory and prepaid expenses and other current assets, which was partially offset by non-cash expenses of $5,666,425 as well as increases in accounts payable and accrued expenses, accrued payroll and bonuses and accrued interest – related party.

Net cash used in investing activities was $30,000 for the year ended April 30, 2021, compared with net cash provided by investing activities of $73,400 for the for year ended April 30, 2020. Investing activities for the year ended April 30, 2021 related to the purchase of the Slinger trademark, while investing activities for the year ended April 30, 2020 were the result of $73,400 in cash we acquired from the contribution of the net assets of Slinger Bag Limited.

Net cash provided by financing activities was $5,420,000 for the year ended April 30, 2021, compared with $4,217,761 for the year ended April 30, 2020. Cash provided by financing activities for the year ended April 30, 2021 consisted of proceeds of $3,300,000 from notes payable with a related party, proceeds of $3,120,000 from notes payable, and a repayment of notes payable with a related party of $1,000,000. Cash provided by financing activities for the year ended April 30, 2020 consisted of proceeds of $2,100,000 from notes payable with a related party, $1,950,000 in proceeds from convertible notes payable, and proceeds of $500,000 from a note payable, which was partially offset by a distribution to the majority shareholder for $332,239.

Description of Indebtedness

Notes Payable – Related Party

On October 1, 2019, the Company entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement making all principal and accrued interest due on July 15, 2020, which was later amended to extend the due date to September 1, 2021.

On December 3, 2019, the Company entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making all principal and accrued interest due on July 15, 2020, which was later amended to extend the due date to September 1, 2021.

On December 11, 2019, the Company entered into a loan agreement with the same related party for borrowings of $700,000 bearing interest at 24% per annum. All principal and accrued interest were due on July 15, 2020. On July 8, 2020, the terms of the debt were amended to extend the due date to January 8, 2021, which was later amended to extend the due date to September 1, 2021.

On January 6, 2019, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on January 8, 2021, which was later amended to extend the due date to September 1, 2021.

On February 28, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on February 28, 2021, which was later amended to extend the due date to September 1, 2021.

On May 12, 2020 and July 3, 2020, the Company entered into loan agreements with the same related party for borrowings of $1,000,000 and $500,000, respectively, bearing interest at 24% per annum. All principal and accrued interest were due on August 31, 2020 and July 3, 2021, respectively, which was later amended to extend the due dates to September 1, 2021.

On July 8, 2020, the Company entered into a Purchase Order Financing Agreement (“PO Financing Agreement”) whereby $1,900,000 of the total $3,600,000 in outstanding debt due to the related party as of the date of the agreement was labeled as inventory financing (“PO Financing Amount”). The PO Financing Amount, along with any accrued interest, is due in full no later than six months from the effective date of the PO Financing Agreement, which was later amended to extend the due date to September 1, 2021. The outstanding balance of the PO Financing Amount bears interest at a rate of 2% per month. The Company agreed to repay the PO Financing Amount together with any accrued, but unpaid, interest thereon out of proceeds from the sale of its products, licensing activities, revenue to be generated from operations and/or amounts received by the Company from investors, lenders, financiers, financing sources or other persons before making payments of any other nature (including dividends and distributions), except for payments required to finance the Company’s operations.

On August 10, 2020, the Company entered into a loan agreement with the same related party for borrowings of $250,000 under the PO Financing Agreement bearing interest at 24% per annum. All principal and accrued interest were due on August 10, 2021, which was later amended to extend the due date to September 1, 2021.

On September 7, 2020, the outstanding debt from the existing related party lender was amended to reduce the interest rate to 9.5% per annum on all outstanding loans, including the PO Financing Agreement, effective the date of the agreement. As consideration for agreeing to reduce the interest rate, the Company issued the related party warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise of $0.001 per share. The warrants vest immediately and have a contractual life of 10 years.

On September 8, 2020, the existing related party lender agreed to extend the due date of all outstanding loans to September 1, 2021.

On September 15, 2020, the Company entered into a loan agreement with the same related party for borrowings of $250,000 bearing interest at 9.5% per annum and due in full on September 15, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. The note was discounted by $70,130 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $43,615 for the year ended April 30, 2021. As of April 30, 2021, the remaining discount was $26,515.

On November 24, 2020, the Company entered into a loan agreement with the same related party for borrowings of $300,000 bearing interest at 9.5% per annum and due in full on November 24, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrants vest immediately and have a contractual life of 10 years. This note was discounted by $88,201 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $37,939 for the year ended April 30, 2021. As of April 30, 2021, the remaining discount was $50,262.

On December 3, 2020, Mont-Saic Investments LLC (“Mont-Saic”) entered into an Assignment and Conveyance Agreement with 2490585 Ontario Inc., the Company’s existing related party lender (“2490585 Ontario”). In connection with the agreement, Mont-Saic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000 to 2490585 Ontario, Inc., along with the 1,216,560 shares of common stock previously issued to Mont-Saic in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable. Subsequent to this point in time, the outstanding debt of $1,820,000 and all accrued interest is payable to 2490585 Ontario and future interest will accrue at a rate of 9.5% per annum consistent with the rate being charged on their other outstanding debt. The scheduled maturity date of the debt remains unchanged and is due June 1, 2021. As of April 30, 2021, there remain 6,921,299 shares issuable related to this note.

On April 1, 2021, 2490585 Ontario transferred 100% of its right, title and interest in, to and under its loan agreements with the Company in the aggregate amount of $6,220,000, its 1,216,560 shares of common stock and right to receive an additional 6,921,299 shares of the Company’s common stock to 2672237 Ontario Ltd. (“2672237 Ontario”), an affiliated Company of 2490585 Ontario.

Total outstanding borrowings from the related party lender as of April 30, 2021 and 2020 amounted to $6,220,000 and $2,100,000, respectively. The outstanding amount is net of total discounts of $76,777 for a net book value of $6,143,223 as of April 30, 2021.

Interest expense related to this related party for the years ended April 30, 2021 and April 30, 2020 amounted to $608,668 and $171,918, respectively. Accrued interest due to this related party as of April 30, 2021 and April 30, 2020 amounted to $747,636 and $138,967, respectively.

Convertible Notes Payable

On June 1, 2019, the Company entered into a convertible note payable agreement with Mont-Saic which provided for borrowings of $1,700,000 bearing interest at a rate of 12.6% per annum. All outstanding amounts were due on the maturity date 360 days after the loan issue date. The Company may repay up to 50% of the outstanding balance on the loan prior to the maturity date at their discretion. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 75% of the lowest closing price of the common stock as defined in the agreement. Effective June 1, 2020, the Company and Mont-Saic amended the terms of the convertible note payable agreement to remove the conversion rights described above and to extend the maturity date to June 1, 2021. On June 30, 2020, the Company entered into a loan agreement with Mont-Saic to borrow an additional $120,000, bearing interest at 12.6% per annum and due in full on June 30, 2021.

On December 3, 2020, Mont-Saic entered into an Assignment and Conveyance Agreement with the Company’s exiting related party lender wherein Mont-Saic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000 to the Company’s related party lender, along with the 1,216,560 shares of common stock previously issued to Mont-Saic in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable.

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

On February 11, 2020, the Company entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest are due on February 11, 2021. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement. On September 4, 2020, the holder of this convertible note elected to convert the total amount of outstanding principal and accrued interest balance into 300,000 shares of the Company’s common stock.

Total outstanding principal of convertible notes payable at April 30, 2021 and April 30, 2020 amounted to $0 and $1,825,000, respectively. The outstanding balances are netted with debt discounts at April 30, 2021 and 2020 of zero and $248,933, respectively.

Note Payable

On March 16, 2020, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 12% per annum. Interest on the note is payable monthly and outstanding principal on the note is due in full on March 16, 2022. On December 15, 2020, the lender converted 100% of the principal amount of the note into 500,000 shares of the Company’s common stock. All accrued interest had been paid through such date and, so, upon conversion, the note was terminated.

On December 24, 2020, the Company entered into a promissory note with a third-party to borrow $1,000,000. The promissory note bore interest at 2.25% and was due February 8, 2021. On February 2, 2021, the Company and the third-party entered into an amendment to extend the promissory note to April 30, 2021. On April 11, 2021, the Company and the lender entered into an agreement whereby the lender converted the promissory note into 272,332 shares of Company stock, which were issued to the lender at a 20% discount from the closing price of the stock on the day prior to the conversion.

On April 15, 2021, the Company and its subsidiaries, Slinger Bag Americas Inc., (“SBA”), Slinger Bag Canada, Inc., (“SBC”), Slinger Bag International (UK) Limited (“SB UK”), and Slinger Bag Ltd., (“SBL” and, together with the Company, SBA, SBC, SB UK, SBL the “Borrower”) issued a $2,000,000 secured term promissory note that bears interest at the rate of 15% per annum (the “Note”) to SB Invesco LLC, a Wyoming limited liability company (the “Lender”). In connection with the Note, the Borrower and Lender entered into the following agreements:

(i)	business loan and security agreement (“BLSA”);
(ii)	intellectual property security agreement (“IPSA”);
(iii)	stock pledge agreement (“SPA”);
(iv)	intercreditor agreement (“ICA”);
(v)	warrant purchase agreement (“WPA”); and
(vi)	2,200,000 warrants to the Lender and Chessler Holdings, LLC to purchase shares of common stock of SBI (“Warrants”) and, collectively, the “Loan Agreements”).

BLSA

Pursuant to the BLSA, the Borrower granted to the Lender, as collateral security for the payment and performance of all of the obligations and liabilities of any member of and all of the Borrower in favor of the Lender (the “Obligations”), due or to become due, existing or hereafter incurred, contracted or acquired, a first priority continuing security interest in all of the assets and personal property of the Borrower and its business (the “Collateral”). Such security interest is a first priority security interest in the Collateral.

Upon the occurrence of an Event of Default (as defined in the BLSA), the Lender may (i) at any time thereafter, in its discretion transfer any securities or other property constituting Collateral into its own name or that of its nominee and receive the income thereon and hold the same as security for all Obligations or apply it on any or all amounts due on the Obligations in such order as Lender may elect in its sole discretion, (ii) enter the Borrower’s premises and take control of its business and (iii) require each Borrower to establish, at Borrower’s expense, a lock box account with such bank acceptable to Lender, into which Borrower shall promptly deposit and direct their account debtors to directly remit all payments on receivables and which such payments or deposits shall be the property solely of the Lender.

IPSA

To secure the prompt payment to the Lender of the Obligations of the Borrower, the Borrower pledged and granted to the Lender a continuing security interest in and lien upon all of Borrower’s right, title and interest in, to and under the following, whether presently existing or hereafter created or acquired (collectively, the “IP Collateral”):

a. trademarks and trademark licenses to which the Borrower is a party;

b. patents and patent licenses to which Borrower is a party;

c. copyrights and copyright licenses to which Borrower is a party;

d. intellectual property not covered by the foregoing;

e. rights to sue third parties for past, present or future infringement, dilution, misappropriation, or other violation of rights in any intellectual property, including injury to the goodwill associated with any trademark, and all causes of action for the same; and

f. All proceeds of all or any of the foregoing, tort claims and all claims and other rights to payment including (i) insurance claims against third parties for loss of, damage to, or destruction of, the foregoing IP Collateral and (ii) payments due or to become due under copyright licenses, patent licenses or trademark licenses and proceeds payable under, or unearned premiums with respect to, policies of insurance in whatever form regarding the foregoing Collateral.

SPA

Pursuant to the SPA, SBI pledged, assigned and granted to the Lender and created a continuing first priority lien and security interest in favor of the Lender in and to all of its right, title, and interest in and to the following, property (collectively, the “Security Collateral”) to secure the due and prompt payment and performance of the Borrower’s Obligations:

(a) 100% of the shares in each of its subsidiaries SBA, SBC, SB UK and SBL; and

(b) all proceeds and products of the foregoing, all books and records relating to the foregoing, all supporting obligations related thereto, and all accessions to, substitutions, and replacements for, and profits and products of, each of the foregoing, and any and all proceeds of any insurance, indemnity, warranty, or guaranty payable to the Borrower from time to time with respect to any of the foregoing.

The Borrower also agreed, from time to time, as may be required by the Lender with respect to all Security Collateral, to take all actions as may be requested by the Lender to perfect the security interest of the Lender in the Security Collateral and so that control of such Security Collateral is obtained and at all times held by the Lender.

The Borrower further authorized the Lender at any time and from time to time to file in any relevant jurisdiction any financing statements and amendments thereto that contain the information required by Article 9 of the UCC of each applicable jurisdiction for the filing of any financing statement or amendment relating to the Security Collateral, without the signature of the Borrower where permitted by law.

ICA

Under the ICA, until the obligations, liabilities and indebtedness of every nature of the Borrower from time to time owed to the Lender under the Loan Agreements (the “First Lien Obligations”) have been paid in full, any other creditor’s security interest in and lien on the Collateral to secure the payment and performance of their obligations were subordinated to the Lender’s security interests in and liens on the Collateral to secure the First Lien Obligations, regardless of the order or time of attachment, or the order, time, or manner of perfection, or the order or time of filing or recordation of any document or instrument, or other method of perfecting a lien.

WPA

Pursuant to the WPA, SBI issued and sold to the Lender 2,000,000 warrants to purchase common stock of SBI and to Chessler Holdings, LLC 200,000 warrants to purchase common stock of SBI (together, the “Warrants”).

Warrants

Each Warrant permits its holder to purchase shares of SBI’s common stock at an exercise price of $0.025 per share, subject to the option to cashless exercise such warrants.

Each warrant has other customary terms found in like instruments, including, but not limited to, events of default.

Future amounts due as of April 30, 2021 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Related Party	$6,220,000	$6,220,000	$-	$-	$-
Note Payable	$2,000,000	$-	$2,000,000	$-	$-
Total	$8,220,000	$6,220,000	$2,000,000	$-	$-

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flows from operations and further issuances of debt and/or securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

The financial statements and supplementary financial information required by this Item 8 are set forth immediately below and are incorporated herein by reference.

SLINGER BAG INC.

April 30, 2021

FORM 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Slinger Bag Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Slinger Bag Inc. as of April 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Slinger Bag Inc. as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Slinger Bag Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Slinger Bag Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory

The Company developed, and now sells, a tennis ball launcher that is built into a bag (the “Slinger Launcher”). The Company utilizes manufacturing companies who deliver its Slinger Launchers to third party warehouses around the world to enable the Company to distribute its product internationally. As discussed in Note 3 of the consolidated financial statements the Company values their inventory at the lower of cost (determined principally on a first-in first-out basis) or net realizable value. Due to the numerous warehouse locations, inventory in transit, and the multiple components that go into the Slinger Launcher auditing the inventory balance was challenging and required complex auditor judgment.

In order to audit the Company’s inventory balance, we sent confirmations to third party warehouses after they completed their internal inventory counts, reconciled and verified all inventory in transit amounts by reviewing third party support and shipping records, and we ensured all values assigned to components and completed Slinger Launchers was accurate by reviewing source documents and invoices from third party manufacturers.

Complex Debt and Equity Transactions

During the year under audit the Company entered into multiple debt and/or equity transactions and agreements that contained terms and provisions that were uncommon in practice. Due to the unusual nature of the agreements, ensuring the accounting for the transactions were challenging, subjective, and required complex auditor judgment, including detailed analysis and interpretation of accounting standards.

In order to audit these significant unusual transactions, we reviewed Company analysis and had to perform a significant amount of research in order to gain comfort in the accounting for each.

/s/ Mac Accounting Group, LLP

We have served as the Company’s auditor since 2019.

Midvale, Utah

August 6, 2021

Slinger Bag Inc.

Consolidated Balance Sheets

	April 30, 2021	April 30, 2020

Assets

Current assets
Cash and cash equivalents	$928,796	$79,847
Accounts receivable, net	762,487	-
Inventories, net	3,693,216	919,644
Prepaid expenses and other current assets	200,160	381,510
Total current assets	5,584,659	1,381,001

Intangible asset, net	112,853	-
Total assets	$5,697,512	$1,381,001

Liabilities and Shareholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$2,050,476	$1,108,488
Accrued payroll and bonuses	1,283,464	257,730
Deferred revenue	99,531	179,366
Accrued interest - related party	747,636	138,967
Notes payable - related party, net	6,143,223	2,100,000
Convertible notes payable, net	-	82,128
Derivative liabilities	13,813,449	620,238
Total current liabilities	24,137,779	4,486,917

Long-term liabilities
Long-term portion of convertible notes payable, net	-	1,493,939
Notes payable, net	10,477	393,975
Total liabilities	24,148,256	6,374,831

Commitments and contingencies (Note 10)

Shareholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 27,642,828 and 24,749,354 shares issued and outstanding as of April 30, 2021 and 2020, respectively; 6,921,299 and 8,137,859 shares issuable as of April 30, 2021 and 2020, respectively	27,643	24,749
Additional paid-in capital	10,365,056	5,214,970
Accumulated other comprehensive loss	(20,170)	(5,036)
Accumulated deficit	(28,823,273)	(10,228,513)
Total shareholders’ deficit	(18,450,744)	(4,993,830)
Total liabilities and shareholders’ deficit	$5,697,512	$1,381,001

See accompanying notes to consolidated financial statements

Slinger Bag Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	April 30, 2021	April 30, 2020

Net sales	$10,804,214	$686,179
Cost of sales	7,680,290	1,370,897
Gross income (loss)	3,123,924	(684,718)

Operating expenses:
Selling and marketing expenses	1,761,154	563,003
General and administrative expenses	4,749,922	5,291,075
Research and development costs	339,385	179,982
Transaction costs	-	198,443
Total operating expenses	6,850,461	6,232,503

Loss from operations	(3,726,537)	(6,917,221)

Other expenses (income):
Amortization of debt discount	376,506	1,565,174
Loss on extinguishment of debt	3,030,495	-
Induced conversion loss	51,412	-
Gain on change in fair value of derivatives	(1,939,639)	-
Interest expense - related party	608,668	171,918
Interest expense	12,740,781	573,431
Total other expense	14,868,223	2,310,523
Loss before income taxes	(18,594,760)	(9,227,744)
Provision for income taxes	-	-
Net loss	$(18,594,760)	$(9,227,744)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(15,134)	(5,034)
Total other comprehensive loss, net of tax	(15,134)	(5,034)
Comprehensive loss	$(18,609,894)	$(9,232,778)
Net loss per share, basic and diluted	$(0.70)	$(0.37)
Weighted average number of common
shares outstanding, basic and diluted	26,723,038	24,689,813

See accompanying notes to consolidated financial statements

Slinger Bag Inc.

Consolidated Statements of Shareholders’ Deficit

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 30, 2019	24,380,000	$24,380	$2,520	$-	$(33,091)	$(6,191)

Contribution of Slinger Bag Limited	-	-	-	(2)	(967,678)	(967,680)
Shares issuable related to note payable	-	-	1,492,188	-	-	1,492,188
Distribution to shareholder	-	-	(332,239)	-	-	(332,239)
Forgiveness of net liabilities owed to former majority shareholder	-	-	15,289	-	-	15,289
Shares issued for conversion of convertible debt	369,354	369	182,476	-	-	182,845
Share-based compensation	-	-	3,741,746	-	-	3,741,746
Warrants issued with note payable	-	-	112,990	-	-	112,990
Foreign currency translation	-	-	-	(5,034)	-	(5,034)
Net loss	-	-	-	-	(9,227,744)	(9,227,744)
Balance, April 30, 2020	24,749,354	$24,749	$5,214,970	$(5,036)	$(10,228,513)	$(4,993,830)

Shares issued related to note payable	1,216,560	1,217	(1,217)	-	-	-
Warrants issued related to notes payable - related party	-	-	2,157,818	-	-	2,157,818
Shares issued in connection with conversion of notes payable	772,332	772	1,749,232	-	-	1,750,004
Shares issued for conversion of convertible debt	300,000	300	238,149	-	-	238,449
Shares issued in connection with purchase of trademark	35,000	35	35,316	-	-	35,351
Warrants issued in connection with purchase of trademark	-	-	50,232	-	-	50,232
Shares issued in connection with services	569,582	570	849,559	-	-	850,129
Share-based compensation	-	-	70,997	-	-	70,997
Foreign currency translation	-	-	-	(15,134)	-	(15,134)
Net loss	-	-	-	-	(18,594,760)	(18,594,760)
Balance, April 30, 2021	27,642,828	$27,643	$10,365,056	$(20,170)	$(28,823,273)	$(18,450,744)

See accompanying notes to consolidated financial statements

Slinger Bag Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	April 30,	April 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(18,594,760)	$(9,227,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,730	650
Gain on change in fair value of derivatives	(1,939,639)	-
Shares issued in connection with services	798,351	-
Share-based compensation	70,997	3,741,746
Loss on extinguishment of debt	3,030,495	-
Induced conversion loss	51,412	-
Non-cash interest expense	12,501,178	358,855
Amortization of debt discount	376,506	1,565,174

Changes in operating assets and liabilities:
Accounts receivable, net	(760,058)	-
Inventories, net	(2,764,758)	(919,644)
Prepaid expenses and other current assets	208,806	(381,510)
Accounts payable and accrued expenses	946,716	855,853
Accrued payroll and bonuses	1,025,734	365,787
Deferred revenue	(79,835)	(706,408)
Accrued interest - related party	608,668	138,967

Net cash used in operating activities	(4,517,457)	(4,208,274)

Cash flows from investing activities:
Purchase of intangible assets	(30,000)	-
Proceeds from contribution of net assets of Slinger Bag Limited	-	73,400
Net cash (used in) provided by investing activities	(30,000)	73,400

Cash flows from financing activities:
Distribution to shareholder	-	(332,239)
Proceeds from notes payable - related party	3,300,000	2,100,000
Proceeds from note payable	3,120,000	500,000
Repayments of notes payable – related party	(1,000,000)	-
Proceeds from convertible note payable	-	1,950,000

Net cash provided by financing activities	5,420,000	4,217,761

Effect of exchange rate fluctuations on cash and cash equivalents	(23,594)	(5,034)

Increase in cash and cash equivalents	848,949	77,853
Cash and cash equivalents at beginning of period	79,847	1,994
Cash and cash equivalents at end of period	$928,796	$79,847

Supplemental disclosure of cash flow information:
Interest paid	$263,268	$224,726
Income taxes paid	3,668	-

Supplemental disclosure of non-cash investing and financing activities:
Forgiveness of net liabilities owed to former majority shareholder	$-	$15,289
Shares issuable related to convertible note payable agreement	-	1,492,188
Debt discount due to derivative liability	-	673,809
Conversion of note payable and accrued interest into common stock	-	182,845
Warrants issued with note payable	-	112,990
Net assets contributed from Slinger Bag Limited	-	(967,680)
Transfer of convertible note payable to note payable	1,700,000	-
Transfer of notes payable to notes payable – related party	1,820,000	-
Shares and warrants issued in connection with purchase of trademark	85,583	-
Conversion of notes payable and accrued interest into common stock	1,937,041	-
Warrants and shares issued with note payable	158,331	-

See accompanying notes to consolidated financial statements

SLINGER BAG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 20,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 20,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 20,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There were no assets, liabilities or historical operational activity of Slinger Bag Canada.

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL, along with SBL’s wholly owned subsidiary Slinger Bag International (UK) Limited (“Slinger Bag UK”), which was formed on April 3, 2019. On February 10, 2020, Zehava Tepler, the owner of SBL, contributed Slinger Bag UK to Slinger Bag Americas for no consideration.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL are collectively referred to as the “Company.”

The Company operates in the sporting and athletic goods business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher, as well as other associated tennis accessories.

Effective February 25, 2020, the Company increased the number of authorized shares of common stock from 75,000,000 to 300,000,000 via a four-to-one forward split of its outstanding shares of common stock. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split.

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK and SBL for the years ended April 30, 2021 and 2020. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. There was no historical activity in Slinger Bag Americas or Slinger Bag Canada prior to May 1, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $28,823,273 as of April 30, 2021, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Financial Statement Reclassification

Certain prior year amounts have been reclassified in these consolidated financial statements to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company had no allowance for doubtful accounts as of April 30, 2021 or 2020.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of April 30, 2021 consisted of $1,591,826 of finished goods, $1,777,028 of component and replacement parts, $347,362 of capitalized duty and freight, and a $23,000 inventory reserve. The Company’s inventory as of April 30, 2020 consisted of $663,750 of finished goods and $255,894 of component and replacement parts.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. While we may be exposed to credit risk, we consider the risk remote and do not expect that any such risk would result in a significant effect on our results of operations or financial condition.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The Company recognizes revenue for its performance obligation associated with its contracts with customers at a point in time once products are shipped. Amounts collected from customers in advance of shipping products ordered are reflected as deferred revenue on the accompanying consolidated balance sheets. The Company’s standard terms are non-cancelable and do not provide for the right-of-return, other than for defective merchandise covered under the Company’s standard warranty. The Company has not historically experienced any significant returns or warranty issues.

Fair Value of Financial Instruments

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 — Unobservable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximates fair value due to their short-term maturity. The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance date via a Black-Scholes option pricing model whose assumptions are in line with the assumptions noted below in the warrant section.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are more likely than not to be realized.

Intangible Asset

Intangible asset relates to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The trademark is amortized over its expected life of 20 years. Amortization expense for the year ended April 30, 2021 and 2020 was $2,730 and zero, respectively. The amount of amortization expense for each of the next five years will be approximately $5,800 per year.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the year ended April 30, 2021 or 2020.

Share-Based Payment

The Company accounts for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements and other key arrangements. The Company is required to estimate the fair value of share-based awards on the measurement date and recognize as expense that value of the portion of the award that is ultimately expected to vest over the requisite service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 7: Note Payable and Note 9: Shareholders’ Deficit.

The warrants granted during the year ended April 30, 2021 and 2020 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	2021	2020
Expected life in years	2 – 10 years	2 -10 years
Stock price volatility	148% - 280%	121% - 144%
Risk free interest rate	0.12% - 1.64%	0.36% - 2.43%
Expected dividends	0%	0%

Foreign Currency Translation

A portion of SBL’s operations are conducted in Israel and its functional currency is the Israeli Shekel, the Company’s operations of Slinger Bag Canada are conducted in its functional currency of Canadian Dollars, and the Company’s Slinger Bag UK operations are conducted in its functional currency of the British pound (GBP). The accounts of SBL, Slinger Bag Canada, and Slinger Bag UK have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Shareholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments on the consolidated statements of operations and comprehensive loss.

Earnings Per Share

Basic earnings per share are calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

The Company had 6,921,299 and 8,137,859 common shares issuable as of April 30, 2021 and 2020, respectively, (see Note 5 and 6) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding notes payable convertible into zero and 7,465,811 shares of common stock as of April 30, 2021 and 2020, respectively, (see Note 6), outstanding warrants exercisable into 24,503,107 and 13,000,000 shares of common stock as of April 30, 2021 and 2020, respectively, and 21,786 and zero shares related to make-whole provisions as of April 30, 2021 and 2020, respectively, (see Note 7), which were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU), 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 4: INTANGIBLE ASSET

On November 10, 2020, the Company entered into a Trademark Assignment Agreement to acquire the “Slinger” trademark for $30,000 in cash, 35,000 shares of the Company’s common stock, and warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants vested immediately and have a contractual life of 10 years.

The common stock was valued at the closing stock price on November 10, 2020 and the warrants were valued using a Black-Scholes option pricing model, for a fair value of $35,351 and $50,232, respectively.

The purchase price of the trademark was determined to be $115,583.

NOTE 5: NOTE PAYABLE – RELATED PARTY

On October 1, 2019, the Company entered into a loan agreement with a related party entity controlled by the former shareholder of Slinger Bag Canada for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement making all principal and accrued interest due on July 15, 2020, which was later amended to extend the due date to September 1, 2021.

On December 3, 2019, the Company entered into a loan agreement with the same related party for borrowings of $500,000 bearing interest at 12% per annum. All principal and accrued interest were due on demand under the original agreement. On December 13, 2019, the Company entered into an Amended and Restated Loan Agreement increasing the interest rate earned from 12% to 24% per annum and making all principal and accrued interest due on July 15, 2020, which was later amended to extend the due date to September 1, 2021.

On December 11, 2019, the Company entered into a loan agreement with the same related party for borrowings of $700,000 bearing interest at 24% per annum. All principal and accrued interest were due on July 15, 2020. On July 8, 2020, the terms of the debt were amended to extend the due date to January 8, 2021, which was later amended to extend the due date to September 1, 2021.

On January 6, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on January 8, 2021, which was later amended to extend the due date to September 1, 2021.

On February 28, 2020, the Company entered into a loan agreement with the same related party for borrowings of $200,000 bearing interest at 24% per annum. All principal and accrued interest were due on February 28, 2021, which was later amended to extend the due date to September 1, 2021.

On May 12, 2020 and July 3, 2020, the Company entered into loan agreements with the same related party for borrowings of $1,000,000 and $500,000, respectively, bearing interest at 24% per annum. All principal and accrued interest were due on August 31, 2020 and July 3, 2021, respectively, which was later amended to extend the due date to September 1, 2021.

On July 8, 2020, the Company entered into a Purchase Order Financing Agreement (“PO Financing Agreement”) whereby $1,900,000 of the total $3,600,000 in outstanding debt due to the related party as of the date of the agreement was labeled as inventory financing (“PO Financing Amount”). The PO Financing Amount, along with any accrued interest, is due in full no later than six months from the effective date of the PO Financing Agreement, which was later amended to extend the due date to September 1, 2021. The outstanding balance of the PO Financing Agreement bears interest at a rate of 2% per month. The Company agreed to repay the PO Financing Amount together with any accrued, but unpaid, interest thereon out of proceeds from the sale of its products, licensing activities, revenue to be generated from operations and/or amounts received by the Company from investors, lenders, financiers, financing sources or other persons before making payments of any other nature (including dividends and distributions), except for payments required to finance the Company’s operations.

On August 10, 2020, the Company entered into a loan agreement with the same related party for borrowings of $250,000 under the PO Financing Agreement bearing interest at 24% per annum. All principal and accrued interest were due on August 10, 2021, which was later amended to extend the due date to September 1, 2021.

On September 7, 2020, the outstanding debt from the existing related party lender was amended to reduce the interest rate to 9.5% per annum on all outstanding loans, including the PO Financing Agreement, effective the date of the agreement. As consideration for agreeing to reduce the interest rate, the Company issued the related party warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise of $0.001 per share. The warrants vested immediately and have a contractual life of 10 years. The amendment of the outstanding debt was treated as an extinguishment of the debt and therefore the value of the warrants issued to the lender of $1,999,487 was expensed as a loss on extinguishment of debt during the year ended April 30, 2021.

On September 8, 2020, the related party lender agreed to extend the due date of all outstanding loans to September 1, 2021.

On September 15, 2020, the Company entered into a loan agreement with the same related party for borrowings of $250,000 bearing interest at 9.5% per annum and due in full on September 15, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrants vested immediately and have a contractual life of 10 years. The note was discounted by $70,130 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $43,615 and zero for the years ended April 30, 2021 and 2020, respectively, and is recorded in amortization of debt discount on the statement of operations. As of April 30, 2021, the remaining discount was $26,515.

On November 24, 2020, the Company entered into a loan agreement with the same related party for borrowings of $300,000 bearing interest at 9.5% per annum and due in full on November 24, 2021. In connection with the loan, the Company issued warrants to the related party lender to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The warrants vested immediately and have a contractual life of 10 years. This note was discounted by $88,201 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized through the maturity date, which amounted to $37,939 and zero for the years ended April 30, 2021 and 2020, respectively, and is recorded in amortization of debt discount on the statement of operations. As of April 30, 2021, the remaining discount was $50,262.

On December 3, 2020, Mont-Saic Investments LLC (“Mont-Saic”) entered into an Assignment and Conveyance Agreement with 2490585 Ontario Inc., the Company’s existing related party lender. In connection with the agreement, Mont-Saic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000, which consisted of a $1,700,000 note payable (see Note 6) and a $120,000 note payable (see Note 7), to 2490585 Ontario Inc., along with the 1,216,560 shares of common stock previously issued to Mont-Saic in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable. Subsequent to this point in time, the outstanding debt of $1,820,000 and all accrued interest is payable to 2490585 Ontario Inc., and future interest will accrue at a rate of 9.5% per annum consistent with the rate being charged on their other outstanding debt. The scheduled maturity date of the debt remains unchanged and is due June 1, 2021. As of April 30, 2021, there remain 6,921,299 shares issuable related to this note.

Total outstanding borrowings from this related party as of April 30, 2021 and 2020 amounted to $6,220,000 and $2,100,000, respectively. The outstanding amount is net of total discounts of $76,777 for a net book value of $6,143,223 as of April 30, 2021.

Interest expense related to this related party for the year ended April 30, 2021 and 2020 amounted to $608,668 and $171,918, respectively. Accrued interest due to the related party amounted to $747,636 and $138,967 as of April 30, 2021 and 2020, respectively.

On March 25, 2021, the Company entered into a loan agreement with a different related party for borrowings of $1,000,000 bearing interest at 1% per annum and due in full on April 25, 2021. The Company repaid the loan in full at maturity and there were no outstanding borrowings as of April 30, 2021.

NOTE 6: CONVERTIBLE NOTES PAYABLE

On June 1, 2019, the Company entered into a convertible note payable agreement with Mont-Saic Investments LLC (“Mont-Saic”) which provided for borrowings of $1,700,000 bearing interest at a rate of 12.6% per annum. All outstanding amounts were due on the maturity date 360 days after the loan issue date. The Company may repay up to 50% of the outstanding balance on the loan prior to the maturity date at their discretion. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 75% of the lowest closing price of the common stock as defined in the agreement.

The convertible note payable agreement, as amended on September 11, 2019, also provided Mont-Saic with a warrant giving them the right to acquire 33% of the outstanding shares of SBL on a fully-diluted basis for no consideration up through one year after the maturity date. On September 16, 2019, Mont-Saic and Slinger Bag Inc. entered into a warrant assignment and conveyance agreement which updated Mont-Saic’s right to acquire 33% of the outstanding common stock shares of SBL to Slinger Bag Inc. The allocated value of the warrant of $1,492,188 was recorded as a discount to the outstanding note balance. On May 6, 2020, the Company issued 1,216,560 shares of common stock as partial satisfaction of the shares issuable.

On June 1, 2020, the Company and Mont-Saic entered into an amendment to the convertible note payable agreement to eliminate the conversion right contained in the original agreement and extend the maturity date to June 1, 2021.

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option derivative amounted to $566,667 as of the issuance date on September 11, 2019, which was recorded as a discount to the outstanding note balance less $358,855 representing the amount of the conversion option exceeding the face value of the note payable which was recorded immediately as interest expense, and a derivative liability. On June 1, 2020, in connection with the elimination of the conversion option, this derivative ceased to exist and the value of the derivate of $566,667 was recognized as a loss on extinguishment of debt on the consolidated statements of operations for the year ended April 30, 2021.

The combined discount relating to the warrant and conversion option were amortized over the term of the agreement. Amortization of debt discounts during the year ended April 30, 2020 amounted to $1,493,939, and were recorded as amortization of debt discount in the accompanying consolidated statements of operations. The remaining $206,061 was amortized during the year ended April 30, 2021.

On December 3, 2020, Mont-Saic entered into an Assignment and Conveyance Agreement with the Company’s exiting related party lender wherein Mont-Saic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000, which consisted of the $1,700,000 note payable and the $120,000 note payable (see Note 7), to the Company’s related party lender, along with the 1,216,560 shares of common stock previously issued to Mont-Saic in connection with the debt agreement and the rights to receive the remaining 6,921,299 shares issuable (see Note 5).

On November 20, 2019, the Company entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest were due on November 20, 2020. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement. On March 2, 2020, the holder elected to convert the outstanding principal of $125,000 and accrued interest of $4,274 into 369,354 shares of the Company’s common stock in accordance with the terms in the agreement.

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option derivative amounted to $53,571 as of the issuance date on November 20, 2019, which was initially recorded as a discount to the outstanding note balance and a derivative liability. The discount of $53,571 was fully amortized during the year ended April 30, 2020 upon the conversion of the outstanding note payable balance. Upon conversion of the note payable balance, the derivative liability amount of $53,571 was reclassified as additional paid-in capital as part of shareholders’ equity.

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

On September 4, 2020, the Company and the convertible debt holder entered into an agreement to convert the outstanding convertible note payable balance of $125,000 and accrued interest of $8,466 into 300,000 shares of the Company’s common stock. Under the guidance in ASC 470-20-40-16, the Company recognized an expense at the conversion date equal to the fair value of the shares transferred after the change in terms, less the fair value of securities issuable under the original conversion terms. The excess in value, which amounted to $51,412 was recorded as an induced conversion loss in the consolidated statements of operations during the year ended April 30, 2021.

At the time of the conversion, the remaining debt discount was fully amortized and the derivative liability amount of $53,571 was reclassified as additional paid-in capital as part of shareholders’ equity. Amortization of debt discounts during the year ended April 30, 2021 and 2020 was $42,872 and $10,699, respectively, and was recorded as amortization of debt discount in the accompanying consolidated statements of operations. The unamortized discount balance amounted to zero and $42,872 as of April 30, 2021 and 2020, respectively.

Total outstanding principal of convertible notes payable at April 30, 2021 and 2020 amounted to zero and $1,825,000, respectively. The outstanding balances are netted with debt discounts at April 30, 2021 and 2020 of zero and $248,933, respectively.

NOTE 7: NOTE PAYABLE

On March 16, 2020, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 12% per annum. Interest on the note is payable monthly and outstanding principal on the note is due in full on March 16, 2022.

In connection with the promissory note payable on March 16, 2020, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price equal to a 40% discount of the market price of the Company’s stock, as defined in the agreement. The warrants expire on March 16, 2022 and are fully vested upon issuance. The note was discounted by $112,990 based on an allocation of the value of the warrants issued. The discount recorded on the note was amortized into amortization of debt discount through the maturity date, which amounted to $35,542 and $6,965 for years ended April 30, 2021 and 2020, respectively.

On December 15, 2020, the debt holder agreed to convert the outstanding note payable of $500,000 into 500,000 shares of the Company’s common stock as full settlement of the promissory note payable. Accrued interest on the note was paid in cash. As a result of this settlement, the Company recognized the unamortized debt discount of $70,483 as a loss on extinguishment of debt on the consolidated statements of operations during the year ended April 30, 2021.

On June 30, 2020, the Company entered into a loan agreement with Mont-Saic to borrow $120,000. This loan bears interest at an annual rate of 12.6% and is required to be repaid in full, together with all accrued, but unpaid, interest by June 30, 2021. On December 3, 2020, Mont-Saic entered into an Assignment and Conveyance Agreement with the Company’s exiting related party lender wherein Mont-Saic sold its full right, title and interest in this note to the Company’s related party lender (see Note 5).

On December 24, 2020, the Company entered into a promissory note with a third-party to borrow $1,000,000. The promissory note bore interest at 2.25% and was due February 8, 2021. On February 2, 2021, the Company and the third-party entered into an amendment to extend the promissory note to April 30, 2021.

On April 11, 2021, the Company and the lender entered into an agreement whereby the lender converted the promissory note into 272,332 shares of Company stock, which were issued to the lender at a 20% discount from the closing price of the stock on the day prior to the conversion. In addition to the discount, the agreement contains a guarantee that the aggregate gross sales of the shares by the lender will be no less than $1,500,000 over the next three years and if the aggregate gross sales are less than $1,500,000 the Company will issue additional shares of common stock to the lender for the difference between the total gross proceeds and $1,500,000, which could result in an infinite number of shares being required to be issued.

The Company evaluated the conversion option of the note payable to shares under the guidance in ASC 815-40, Derivatives and Hedging, and determined the conversion option qualified for equity classification. The Company also evaluated the profit guarantee under ASC 815, Derivatives and Hedging, and determined it to be a make-whole provision, which is an embedded derivative within the host instrument. As the economic characteristics are dissimilar to the host instrument, the profit guarantee was bifurcated from the host instrument and stated as a separate derivative liability, which is marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative.

On the date of conversion, the Company recognized a $1,501,914 loss on extinguishment of debt, which represented the difference between the promissory note and the fair value of the shares issued of $1,250,004, which were recorded in shares issued in connection with conversion of note payable within shareholders’ equity, as well as the derivative liability of $1,251,910, which was valued using a Black-Scholes option pricing model.

The fair value of the derivative liability was $1,229,851 as of April 30, 2021, and the Company recognized a gain on change in fair value of $22,059 for the year ended April 30, 2021.

On April 15, 2021, the Company entered into a $2,000,000 note payable (the “Note”). The Note matures April 14, 2023 and bears interest at fifteen percent (15%) per year. The Company pays interest at maturity, at which time all principal and unpaid interest is due.

The Note is collateralized by all business assets, including patents, trademarks and other intellectual property. It is also collateralized by the ownership of Slinger Bag Americas, Inc., Slinger Bag Canada, Inc., Slinger Bag Limited, and Slinger Bag International (UK) Limited.

In connection with the Note, the Company issued 2,200,000 warrants with an exercise price of $0.25. The exercise price has customary anti-dilution protection for stock splits, mergers, etc. Additionally, the warrant contains a stipulation that the Company will guarantee the value of the shares sold will be no less, on average, than $1.50 per share through April 15, 2023. If the value is less than $1.50, the Company will issue additional shares of common stock to compensate for the shortfall, which could result in an infinite number of shares being required to be issued.

The Company evaluated the warrants and the profit guarantee under the guidance in ASC 815-40, Derivatives and Hedging, and determined they represent a derivative liability given the profit guarantee represents a make-whole provision that is not separated from the host instrument. The derivative liability is marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative.

The fair value of the derivative liability on the date of the execution of the Note was valued using a Black-Scholes option pricing model at $14,501,178, which was first allocated as a discount to the Note payable of $2,000,0000, which will be amortized using the effective interest method over the remaining term of the Note, with the remainder of the value of $12,501,178 recorded as interest expense.

Amortization of debt discounts during the year ended April 30, 2021 was $10,477, which was recorded as amortization of debt discount in the accompanying consolidated statements of operations. The unamortized discount balance amounted to $1,989,523 as of April 30, 2021.

The fair value of the derivative liability was $12,583,598 as of April 30, 2021, and the Company recognized a gain on change in fair value of $1,917,580 for the year ended April 30, 2021.

NOTE 8: RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances, amounts paid in satisfaction of liabilities, or accrued compensation that has been deferred. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of April 30, 2021 and 2020, amounts due to related parties were $1,283,464 and $377,106, respectively, which represented unpaid salaries and bonuses and reimbursable expenses due to officers of the Company.

The Company has outstanding notes payable of $6,220,000 and $2,100,000 and accrued interest of $747,636 and $138,967 due to a related party as of April 30, 2021 and 2020, respectively (see Note 5).

The Company recognized net sales of $615,584 during the year ended April 30, 2021, to a related party. As of April 30, 2021, the related party had accounts receivable due to the Company of $86,956. There were no sales to this related party during the year ended April 30, 2020.

NOTE 9: SHAREHOLDERS’ DEFICIT

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of April 30, 2021 and 2020, the Company had 27,642,828 and 24,749,354 shares of common stock issued and outstanding, respectively.

Equity Transactions During Year Ended April 30, 2020

On March 2, 2020, the Company issued 369,354 shares of common stock for the conversion of an outstanding convertible note payable of $125,000 and accrued interest of $4,274. Upon conversion of the note payable balance, the derivative liability of $53,571 related to the convertible note payable was reclassified as additional paid-in capital as part of shareholders’ equity.

The purchase price of $332,239 under the Stock Purchase Agreement (see Note 1), which resulted in shares of Lazex being acquired by the shareholder of SBL, was paid by SBL on behalf of the shareholder. The amount has been recorded as a distribution to shareholder and therefore is classified as a reduction of additional paid-in capital.

In connection with the Stock Purchase Agreement (see Note 1), net liabilities of $15,289 were forgiven by the previous majority shareholder of the Company, which was recorded as an increase to additional paid-in capital.

On March 16, 2020, the Company issued warrants valued at $112,990 in connection with a note payable (see Note 7), which increased additional paid-in capital.

Equity Transactions During Year Ended April 30, 2021

On May 6, 2020, the Company issued 1,216,560 shares of its common stock to Mont-Saic as partial satisfaction of the shares issuable under a convertible note payable agreement.

On May 15, 2020, the Company issued 243,800 shares of its common stock to a vendor as compensation for business advisory services performed, which resulted in $65,826 of general and administrative expenses for the year ended April 30, 2021.

On September 4, 2020, the Company issued 300,000 shares of its common stock for the conversion of a convertible note payable (see Note 6). The fair value of the common stock was $238,449.

On October 8, 2020, the Company issued 100,000 shares of its common stock to a vendor as compensation for business advisory services performed, which resulted in $114,000 of operating expenses for the year ended April 30, 2021.

On October 28, 2020, the Company granted 400,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $221,826 of operating expenses related to this agreement during the year ended April 30, 2021.

On October 29, 2020, the Company and the three members of its advisory board entered into agreements whereby each member will receive an aggregate number of warrants each quarter equal to $7,500 divided by the average closing price of the Company’s stock for the five days prior to the Company’s most recently completed fiscal quarter. The warrants vest quarterly, have an exercise price of $0.001 per share and a contractual life of 10 years from the date of issuance. 43,107 warrants were issued under these agreements during the year ended April 30, 2021. The warrants were valued using a Black-Scholes option pricing model, which resulted in operating expenses of $48,502 during the year ended April 30, 2021.

On November 24, 2020 and on January 11, 2021, the Company issued 46,087 and 100,000 shares of its common stock, respectively, to two vendors as compensation for marketing and other advisory services. The Company also issued 55,945 shares of its common stock on November 24, 2020 to a third-party vendor as full settlement of payables of $30,000 related to consulting services, which resulted in a $25,278 loss on extinguishment of debt. The total fair value of the shares issued related to these transactions was $198,386, of which $39,750 was recognized in prepaids and other assets and will be recognized over the period that the related services are rendered. As of April 30, 2021, there was $26,500 in prepaids related to these transactions and the remaining $146,608 was recognized as operating expenses for the year ended April 30, 2021.

On November 10, 2020, the Company issued 35,000 shares of common stock as partial payment for the purchase of the Slinger trademark. The common stock had a fair value of $35,351 on the date of issuance, which has been capitalized as an intangible asset on the balance sheet.

On December 15, 2020, the Company issued 500,000 shares of common stock as full payment of its $500,000 note payable to a third party (see Note 7). The fair value of the shares issued was $500,000.

On April 11, 2021, the Company issued 272,332 shares of its common stock for the conversion of a note payable (see Note 7). The fair value of the shares issued was $1,250,004.

On April 11, 2021 and on April 13, 2021, the Company issued 18,750 and 5,000 shares of its common stock to two vendors as compensation for marketing and advisory services, which resulted in an operating expense of $43,294 for the year ended April 30, 2021.

During the three months ended April 30, 2021, the Company granted an aggregate total of 60,000 warrants and equity options for 120,00 shares (which have all expired unexercised) to four of its brand ambassadors as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance and are vested immediately upon grant and the shares had a 90 day exercise period at a 50% discount on the stock price. The warrants and shares were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants and equity options is being recognized over the service agreements. The Company recognized $59,838 and $98,457 of operating expenses related to the warrant and equity options, respectively, during the year ended April 30, 2021.

Common Stock Issuable

As discussed in Note 6, on September 16, 2019, the Company entered into a warrant assignment and conveyance agreement with Mont-Saic, pursuant to which the Company allows Mont-Saic to acquire 33% of the outstanding common stock shares of the Company on a fully-diluted basis for no consideration. The allocated value of the warrant amounted to $1,492,188 was reflected as additional paid-in capital during the year ended April 30, 2020.

There were 8,137,859 shares of common stock that were issuable under this agreement and as of April 30, 2020 none of the shares had been issued. As of April 30, 2021, 1,216,560 shares have been issued and the remaining 6,921,299 continue to be issuable to a related party.

Warrants Issued for Compensation

On April 30, 2020, the Company granted an aggregate total of 12,500,000 warrants to key employees and officers of the Company as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance and are vested immediately upon grant. The warrants granted as compensation during the year ended April 30, 2020 were valued using a Black-Scholes option pricing model. The total share-based compensation expense related to the issuance of the warrants amounted to $3,741,746.

On February 9, 2021, the Company issued 6,000,000 warrants to key employees and officers of the Company as a performance bonus. The warrants have an exercise price of $0.001 per share for non-U.S. warrant holders (1,500,000 warrants) and an exercise price of $3.94, which is equal to the closing price of the Company’s common stock on the grant date, for U.S. warrant holders. The warrants were valued using a Monte Carlo simulation with the key inputs as of 4/30/20 being the executives’ three-year agreement term, the Company’s $100 million market capitalization threshold being achieved, a risk free rate of 0.76%, and a stock price volatility of 63% because the warrant grant was contingent on a market condition being achieved. The Company recognized $70,997 of share-based compensation related to these awards during the year ended April 30, 2021.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the year ended April 30, 2021 and 2020 amounted to $8,400 and $2,800, respectively.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

NOTE 11: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL whose operations are reflected in the Company’s consolidated financial statements. The Company’s operations in Canada and the UK were immaterial for the years ended April 30, 2021 and 2020.

Net deferred tax assets from operations in the US, using an effective tax rate of 21%, consisted of the following:

	April 30,	April 30,
	2021	2020

Deferred tax assets:
Loss carryforwards	$788,400	$301,000
Accrued payroll	333,700	-
Related party accruals	194,400	79,000
Start-up costs	109,600	61,000
Other	17,900	-
Valuation allowance	(1,444,000)	(441,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the applicable statutory income tax rate to pretax loss due to the following for the years ended April 30, 2021 and 2020:

	April 30,	April 30,
	2021	2020

Income tax benefit based on book loss at US statutory rate	$(3,832,300)	$(1,273,000)
Share-based compensation and shares for services	188,100	786,000
Debt discount amortization	79,100	15,000
Related party accruals	127,800	79,000
Start-up costs	-	61,000
Interest expense	2,630,000	41,000
Meals and entertainment	-	1,000
Loss on extinguishment of debt	636,400	-
Accrued payroll	215,400	-
Gain on change in fair value of derivatives	(407,300)	-
Other	1,500	-
Valuation allowance	361,300	290,000
Total income tax provision	$-	$-

The Company had net operating loss carryforwards of $3,032,000 and $1,424,000 as of April 30, 2021 and 2020, respectively, which can be used to offset future taxable income in the US for the years ended 2022 through 2041. Tax years that remain subject to examination are 2017 and forward.

Net deferred tax assets from operations in Israel, using an effective tax rate of 23%, consisted of the following:

	April 30,	April 30,
	2021	2020

Deferred tax assets:
Loss carryforwards	$178,000	$384,000
Accrued expenses	-	63,000
Start-up costs	13,000	-
Research and development costs	113,000	23,000
Valuation allowance	(304,000)	(470,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the applicable Israeli statutory income tax rate of 23% due to the following for the years ended April 30, 2021 and 2020:

	April 30,	April 30,
	2021	2020

Income tax provision (benefit) based on book income (loss) at Israeli statutory rate	$80,000	$(728,000)
Debt discount amortization	-	430,000
Related party accruals	-	44,000
Travel expenses	-	38,000
Research and development costs	113,000	23,000
Other non-deductible items	-	9,000
Start-up costs	13,000	-
Valuation allowance	-	184,000
Loss carryforward	(206,000)	-
Total income tax provision	$-	$-

The Company had net operating loss carryforwards of approximately $774,000 and $1,671,000 as of April 30, 2021 and 2020, respectively, which can be used to offset future taxable income in Israel. All of the Company’s tax years since inception are open for examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of operations for the year ended April 30, 2021 or 2020.

NOTE 12: SUBSEQUENT EVENTS

On May 26, 2021, the Company and the related party lender entered into a note conversion agreement whereby the related party lender agreed to convert its total outstanding borrowings as of that date of $6,220,000 into 1,636,843 shares of the Company’s common stock. Per the terms of the note conversion agreement the accrued interest related to the debt was not converted into shares and is still due to the related party. The note conversion agreement contains a guarantee that the aggregate gross sales of the shares by the related party will be no less than $6,220,000 over the next three years and if the aggregate gross sales are less than $6,220,000 the Company will issue additional shares of common stock to the related party for the difference between the total gross proceeds and $6,220,000.

On June 21, 2021, the Company entered into a membership interest purchase agreement (“MIPA”) with Charles Ruddy (the “Seller”) to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”) in exchange for 1,000,000 shares of common stock of the Company to be issued to the Seller and two other Foundation Sports employees in three tranches (the “Purchase Price”): (i) 600,000 shares of common stock on the closing date, 200,000 shares of common stock on the first anniversary of the closing date and (iii) 200,000 shares of common stock on the second anniversary of the closing date (collectively, the “Shares”), provided that 10% of the Shares of each tranche will be held back by the Company and not delivered to the recipients for a period of 12 months from the date of their issuance. The Shares are subject to a 12-month lock-up from their date of delivery during which time they may not be offered or sold by the Seller or any other recipient thereof without the express written consent of the Company. On June 23, 2021, the Company issued 540,000 shares of its common stock to the receipts under the MIPA, which consisted of 600,000 shares less a hold-back of 10% (i.e., 60,000 shares).

On July 21, 2021, the Company entered into a Convertible Loan Agreement with PlaySight Interactive Ltd (the Borrower) wherein the Company granted the Borrower a $2,000,000 line of credit with a six-month maturity date. Any borrowings under the line of credit bear interest at a rate of 15% per annum. On July 26, 2021, the Company issued $300,000 to the Borrower under the line of credit.

On July 23, 2021, the Company entered into a loan agreement with its related party lender for borrowings of $500,000. The loan is to be repaid within 30 days of receipt and shall bear interest at a rate of 12% per annum.

On August 2, 2021, the Company entered into a loan agreement with its related party lender for borrowings of $500,000. The loan is to be repaid within 30 days of receipt and shall bear interest at a rate of 12% per annum.

During the three months ended July 31, 2021, the Company issued 68,965 shares of its common stock to one vendor and two employees as compensation for marketing and other services rendered.

During the three months ended July 31, 2021, the Company granted an aggregate total of 90,937 shares of its common stock to six brand ambassadors as compensation for services.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2021.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2021 due to the following material weaknesses that were identified:

●	The Company lacks adequate segregation of duties due to the small size of the organization. Further, the Company lacks an independent Board of Directors or Audit Committee to ensure adequate monitoring or oversight.

●	The Company lacks accounting resources and controls to prevent or detect material misstatements. Specifically, the Company continues to have a material weakness in our controls over accounting for inventory due to a lack of controls over ensuring inventory movement was being processed accurately and in a timely manner, which resulted in significant audit adjustments relating to the value of our inventory and cost of sales. Further, while the Company engages service providers to assist with US GAAP compliance the Company lacks resources with adequate knowledge to oversee those services. Lastly, the Company does not have sufficient resources to complete timely reconciliations and transactional reviews, which resulted in delays in the financial reporting process.

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively.

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

ITEM 9B. OTHER INFORMATION

Management Changes

None.

Acquisitions

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Mike Ballardie	60	President, Chief Executive Officer, Treasurer and Director
Tom Dye Paul McKeown Juda Honickman	68 66 35	Chief Operating Officer Chief Financial Officer Chief Marketing Officer
Mark Radom	52	General Counsel
Yonah Kalfa	39	Chief Innovation Officer

The director named above will serve until the next annual meeting of the shareholders or until his resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual shareholders’ meeting. Officers will hold their positions pursuant to their respective service agreements.

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

In 2002, Mike joined Prince Sports Europe as vice-president and managing director and stayed in this role through 2012. In 2003 Mike was part of the management buyout team that acquired the Prince brand from Benetton Sports in partnership with a private equity group. In 2007, after a highly successful business turnaround the business was sold with the management team in place to another U.S. based private equity group.

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

Professional History of Tom Dye

Mr. Dye has over 35 years of senior management experience in diverse consumer goods and manufacturing segments across the Americas, Asia, Europe, Australia and Middle East. From 1977 to 1990, Tom served as Vice President of International Operations at Wilson Sporting Goods where he was responsible for multiple international start-up operations, including launching the first wholly U.S. owned sporting goods company in Japan. From 1990 to 2001, Tom served as President of International Exports at The Coleman Company. From 2002 to 2009, Tom served in a number of roles at Prince Global Sports, the leading global manufacturer of tennis rackets, in various roles, including Vice President of Operations, Vice President/General Manager of International Operations, National Sales Manager and acting Chief Financial Officer. From 2012 to 2014, Tom served as Chief Operating Officer at Prince Global Sports. From 2015 to 2017, Tom served as Chief Operating Officer of HazTek, Inc.

Professional History of Paul McKeown

Holding a Chartered Professional Accountant designation (CPA-CMA) in Canada, Paul has 40+ years’ experience in senior management focused on finance, operations and IT functions in large multinational companies (37 years in sporting goods).

Paul started his sporting goods business career in the early 1980s at Wilson Sporting Goods Canadian subsidiary, where he led the finance, IT and operations functions. Recognizing strong processes and performance of the Canadian unit, Paul was appointed to a small team of executives to provide on-going functional support to new entities being established in Latin America and Asia.

In 1989, Wilson was acquired by Amer Sports which through further acquisitions (Atomic, Suunto, Precor and Salomon) became the largest sports “hard goods” equipment supplier in the world. Those acquisitions required leadership to integrate into Amer’s processes, and Paul led the finance and operations integration teams for Canada, Latin America, and Asia.

As a result, Paul was appointed Director of Process Integration & Development for North America. A key initiative under his leadership was transition of financial transactional processing for all Amer North American business units to the Global Financial Shared Service organization in Poland.

Following that, he was appointed Vice President Finance for Amer’s Precor Fitness brand – headquartered in Seattle Washington. In that role, he re-organized the finance team, and introduced new tools and processes which lead to significant improvements in financial performance and business control.

In spring 2018 he retired from active service and began a consulting career with focus on financial/IT processes. He joined Slinger Bag in the summer of 2019 as a consultant and in April 2020 was appointed Chief Financial Officer of Slinger Bag.

Professional History of Juda Honickman

Juda Honickman is Chief Marketing Officer for Slinger Bag Inc. Juda joined Slinger Bag in October 2017 to lead product design and overall strategy for the company’s pre-sale crowdfunding initiative, which exceeded its goal by 2,600%. He is responsible for overseeing the planning, development and execution of the Company’s marketing and advertising initiatives along with ensuring that the Company’s offering and brand messaging is distributed across all channels and is effectively targeting audiences in order to meet sales objectives. In his role, Juda oversees the global communications of Slinger’s brand, including consumer insights, digital marketing, creative development, agency management, marketing effectiveness, social responsibility, sponsorships, media and employee communications. Juda previously served as The Director of Marketing and Strategy for a global legal tech company and before that oversaw marketing and sales for an innovative consumer tech business.

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

Professional History of Yonah Kalfa

Yonah Kalfa joined Slinger Bag as its Chief Innovation Officer in September 2020. Prior to joining Slinger Bag, Mr. Kalfa owned and operated NA Dental, a company active in the dental supply business since 2010. Mr. Kalfa is a director of Pharmedica Ltd., Plaqless Ltd., Dusmit Ltd. and Parasonic Ltd.

TERM OF OFFICE

All directors hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

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

SIGNIFICANT EMPLOYEES

Other than our officers and director, we currently have only one other person who we consider to be a significant employee – Charles Ruddy, who is President of our recently-acquired subsidiary, Foundation Sports Systems, LLC (“Foundation Sports”).

Charles Ruddy has been the President and Founder of Foundation Sports since August 2017. Prior to establishing Foundation Sports, Mr. Ruddy was a consultant to Tennis Connect / Tennis Industry Association from 2004 – 2017 where he designed and managed the tennis industry’s first software as a service platform in 2004.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers, or persons nominated or chosen to be a director or officer. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Name and Principal Position	Year ended April 30	Salary ($)	Bonus ($)	Share Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Mike Ballardie (1)	2021	360,109	635,000	-	-	119,714	1,114,823
	2020	226,750	112,500	1,496,698	-	82,212	1,918,160
Judah Honickman (2)	2021	96,000	51,000	-	-	-	147,000
	2020	107,915	51,000	748,349	-	-	907,264
Paul McKeown (3)	2021	298,589	90,000	23,756	-	-	412,345
	2020	101,525	-	374,174	-	-	475,699
Tom Dye (4)	2021	120,000	30,000	15,747	-	-	165,747
	2020	90,292	-	374,174	-	-	464,466
Mark Radom (5)	2021	84,000	21,000	15,747	-	-	120,747
	2020	34,000	-	374,174	-	-	408,174
Yonah Kalfa (6)	2021	120,000	30,000	-	-	-	150,000

(1)

Mr. Ballardie has served as the Company’s Principal Executive Officer and as Chairman of the Board of Directors since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.

(2)	Mr. Honickman has served as the Company’s Chief Marketing Officer since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(3)	Paul McKeown has served as the Company’s Chief Financial Officer since April 30, 2020 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(4)	Tom Dye has served as the Company’s Chief Operating Officer since April 30, 2020 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(5) (6)

Mark Radom has served as the Company’s General Counsel since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.

Yonah Kalfa has served as the Company’s Chief Innovation Officer since September 7, 2020 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.

SHARE-BASED COMPENSATION GRANTS

The share-based awards in the above compensation table represent the grant date fair value of warrant awards issued to officers and executives and was determined in accordance with ASC Topic 718.

SERVICE AGREEMENTS

The Company is a party to service agreements with each of its executive officers.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the years ended April 30, 2021 and 2020:

Name	Year Ended April 30	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Mike Ballardie	2021	-	-	-
	2020	-	-	-

Stock Options/SAR Grants.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest except for the entry into the exclusive distribution agreement with Framework Sports and Marketing Ltd. dated May 20, 2020 for the United Kingdom and Ireland, which is owned by the brother of our chief executive officer.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 31, 2021, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.

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

	Common Stock
Name	# of Shares (1)	% of Class (1)
Yonah Kalfa (3)	19,994,700	32.6%
2672237 Ontario Ltd. (2)	12,524,702	20.4%
Mike Ballardie (3)	5,000,000	8.1%
Judah Honickman (3)	2,500,000	4.1%
Paul McKeown (3)	2,750,000	4.5%
Tom Dye (3)	2,750,000	4.5%
Mark Radom (3)	2,776,025	4.5%
All current officers and directors as a group (6 persons) (3)	35,770,725	58.2%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on July 31, 2021, which was 29,979,573, and the shares issuable upon exercise of warrants and convertible debt. The number of common shares used in computing this percentage is 61,423,668.
(2)	In connection with a note payable issued on June 1, 2019, Mont-Saic Investments received a warrant giving them the right to acquire 33% of the outstanding shares of the Company for no charge, which amounted to a total of 8,137,859 shares issuable. Mont-Saic subsequently sold it full right, title and interest in that right to 2672237 Ontario. Currently, the Company has issued 1,216,560 shares to 2672237 Ontario in satisfaction of the warrant with 6,921,299 shares remaining issuable as of the date of this report. Additionally, 2672237 Ontario holds 1,636,843 shares of the Company’s common stock from debt to equity conversions and has 2,750,000 warrants related to debt issuances.
(3)	The above officers and directors were granted an aggregate total of 11,250,000 and 4,500,000 warrants on April 30, 2020 and February 9, 2021, respectively, as compensation and bonuses. The April 30, 2020 warrants have an exercise price of $0.001 per share and the February 9, 2021 warrants have an exercise price of $0.001 per share for non-U.S. employees and $3.94 for U.S. employees. All of the warrants have a contractual life of 10 years from the date of issuance and are vested immediately upon grant. Additionally, Yonah Kalfa and Mark Radom have 19,994,700 and 26,025 shares of common stock of the Company, respectively.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

On November 11, 2020, the Board of Directors of the Company approved the Slinger Bag Inc. Global Share Incentive Plan (2020), or the 2020 Plan, which was approved by stockholders holding in the aggregate 19,994,700 shares of the Company’s common stock, or approximately 75.4% of the Company’s common stock outstanding on such date. The 2020 Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

The Company has reserved a total of 15,000,000 shares for issuance under awards to be made under the 2020 Plan, all of which may, but need not, be issued in connection with ISOs. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2020 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2020 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires, non-employee directors and additional non-employee consultants are eligible to participate in the 2020 Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	15,000,000
Equity compensation plans not approved by security holders	24,503,107	$1.01	-
Total	24,503,107	$1.01	15,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	Fiscal 2021	Fiscal 2020
Audit Fees	$102,600	$87,000
Tax Fees	-	-
All Other Fees	-	-
Total	$102,600	$87,000

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Form of Convertible Redeemable Note issued on November 20, 2019 **

10.2	Form of Convertible Redeemable Note issued on February 11, 2020 **

10.3	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc. **

10.4	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc. **

10.5	Loan Agreement dated December 11, 2019 with 2490585 Ontario Inc. **

10.6	Loan Agreement dated January 6, 2020 with 2490585 Ontario Inc. **

10.7	Loan Agreement dated March 1, 2020 with 2490585 Ontario Inc. **

10.8	Midcity 12% Promissory Note dated March 16, 2020 ***

10.9	Midcity 12% Securities Purchase Agreement dated March 16, 2020 ***

10.10	Midcity 12% Warrant Agreement dated March 16, 2020 ***

10.11	Distribution Agreement with Globeride Inc. dated March 26, 2020 ***

10.12	Loan Agreement dated May 12, 2020 with 2490585 Ontario Inc.****

10.13	Loan Agreement dated July 3, 2020 with 2490585 Ontario Inc.****

10.14	First Amendment to Promissory Note and Loan Agreements dated June 1, 2020 with Montsaic Investments, LLC****

10.15	Loan Agreement dated June 30, 2020 with Montsaic Investments, LLC****

10.16	Loan Agreement dated August 10, 2020 with 2490585 Ontario Inc.****

10.17	Loan Agreement dated September 15, 2020 with 2490585 Ontario Inc.****

10.18	Loan Agreement dated November 24, 2020 with 2490585 Ontario Inc.*****

10.19	Midcity Capital Bridge Loan Note dated December 24, 2020. ******

10.20	Midcity Capital Bridge Loan Note Extension agreement dated February 2, 2021. ******

10.21	Distribution Agreement with Planet Sport Sarl dated August 24, 2020. +

10.22	Distribution Agreement with Sporting Goods Specialist Ltd dated August 25, 2020. +

10.23	Distribution Agreement with Sports Warehouse Australia Pty Ltd dated September 2, 2020. +

10.24	Service Agreement with Yonah Kalfa dated September 7, 2020. +^

10.25	Distribution Agreement with Dunlop. ++

10.26	Dawson City Trademark Assignment Agreement dated November 10, 2020. +++

10.27	Slinger Bag Global Share Incentive Plan (2020). +++^

10.28	Service Agreement with Mike Ballardie dated November 1, 2020. ++++^

10.29	2,000,000 Secured Term Promissory Note dated April 15, 2021. +++++

10.30	Business Loan and Security Agreement dated April 15, 2021. +++++

10.31	Intellectual Property Security Agreement dated April 15, 2021. +++++

10.32	Stock Pledge Agreement dated April 15, 2021. +++++

10.33	Intercreditor Agreement dated April 15, 2021. +++++

10.34	Warrant Purchase Agreement dated April 15, 2021. +++++

10.35	SB Invesco Warrant dated April 15, 2021. +++++

10.36	Chessler Holdings Warrant dated April 15, 2021. +++++

10.37	Membership Interest Purchase Agreement dated June 21, 2021. ++++++

10.38	Charles Ruddy Service Agreement dated June 21, 2021.++++++^

10.39	Jaana Gilbert Service Agreement dated June 21, 2021. ++++++

10.40	George Kustas Consulting Agreement dated June 21, 2021. ++++++

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-214463), filed with the Commission on November 7, 2016.

**	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020

***	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020

****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020

*****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 14, 2020

******	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2021
+	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2020

++	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on September 29, 2020

+++	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on November 30, 2020

++++	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 20, 2021

+++++	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021

++++++	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on June 23, 2021

^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: August 6, 2021	By:	/s/ Mike Ballardie
Mike Ballardie
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Paul McKeown
Paul McKeown
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

