Form 10-Q
period 2021-07-31
Slinger Bag Inc.
filed 2021-09-14
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 31, 2021, was 42,517,540.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

As used in this quarterly report, the “Company,” “we,” “us,” or “our” refer to Singer Bag Inc. and its subsidiaries, unless otherwise indicated.

i

SLINGER BAG INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SLINGER BAG INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2021	April 30, 2021
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,013,309	$928,796
Accounts receivable, net	524,787	762,487
Inventories, net	5,169,994	3,693,216
Prepaid inventory	768,066	140,047
Prepaid expenses and other current assets	417,381	60,113
Total current assets	7,893,537	5,584,659

Goodwill	1,240,000	-
Other intangible assets, net	2,381,684	112,853
Total assets	$11,515,221	$5,697,512

Liabilities and Shareholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$3,999,363	$2,050,476
Accrued payroll and bonuses	1,736,177	1,283,464
Deferred revenue	1,239,083	99,531
Accrued interest - related party	803,869	747,636
Notes payable - related party, net	500,000	6,143,223
Derivative liabilities	14,539,039	13,813,449
Total current liabilities	22,817,531	24,137,779

Long-term liabilities
Note payable, net	20,414	10,477
Total liabilities	22,837,945	24,148,256

Commitments and contingencies (Note 10)

Shareholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 29,979,573 and 27,642,828 shares issued and outstanding as of July 31, 2021 (unaudited) and April 30, 2021, respectively; 6,921,299 shares issuable as of July 31, 2021 (unaudited) and April 30, 2021	29,980	27,643
Additional paid-in capital	20,939,079	10,365,056
Accumulated other comprehensive loss	(33,198)	(20,170)
Accumulated deficit	(32,258,585)	(28,823,273)
Total shareholders’ deficit	(11,322,724)	(18,450,744)
Total liabilities and shareholders’ deficit	$11,515,221	$5,697,512

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	For the Three Months Ended
	July 31,	July 31,
	2021	2020
	(Unaudited)	(Unaudited)

Net sales	$2,537,573	$564,985
Cost of sales	1,752,351	936,900
Gross income (loss)	785,222	(371,915)

Operating expenses:
Selling and marketing expenses	707,097	302,018
General and administrative expenses	2,394,799	759,268
Research and development costs	174,048	28,110
Total operating expenses	3,275,944	1,089,396
Loss from operations	(2,490,722)	(1,461,311)

Other expense (income):
Amortization of debt discounts	21,216	233,708
Loss (gain) on extinguishment of debt	5,118,435	(566,667)
Gain on change in fair value of derivatives	(4,327,344)	-
Interest expense - related party	56,233	172,464
Interest expense, net	76,050	73,210
Total other expense (income)	944,590	(87,285)
Loss before income taxes	(3,435,312)	(1,374,026)
Provision for income taxes	-	-
Net loss	$(3,435,312)	$(1,374,026)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(13,028)	(1,393)
Total other comprehensive loss, net of tax	(13,028)	(1,393)
Comprehensive loss	$(3,448,340)	$(1,375,419)

Net loss per share, basic and diluted	$(0.12)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	29,128,427	26,090,623

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 30, 2020	24,749,354	$24,749	$5,214,970	$(5,036)	$(10,228,513)	$(4,993,830)
Shares issued related to note payable	1,216,560	1,217	(1,217)	-	-	-
Shares issued in connection with services	243,800	244	65,582	-	-	65,826
Foreign currency translation	-	-	-	(1,393)	-	(1,393)
Net loss	-	-	-	-	(1,374,026)	(1,374,026)
Balance, July 31, 2020	26,209,714	$26,210	$5,279,335	$(6,429)	$(11,602,539)	$(6,303,423)

Balance, April 30, 2021	27,642,828	$27,643	$10,365,056	$(20,170)	$(28,823,273)	$(18,450,744)
Shares issued for conversion of notes payable – related party	1,636,843	1,637	6,218,366	-	-	6,220,003
Shares issued in connection with acquisition	540,000	540	3,549,460	-	-	3,550,000
Shares and warrants issued in connection with services	109,687	110	618,444	-	-	618,554
Share-based compensation	50,215	50	187,753	-	-	187,803
Foreign currency translation	-	-	-	(13,028)	-	(13,028)
Net loss	-	-	-	-	(3,435,312)	(3,435,312)
Balance, July 31, 2021	29,979,573	$29,980	$20,939,079	$(33,198)	$(32,258,585)	$(11,322,724)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	July 31,	July 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,435,312)	$(1,374,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	41,169	-
Gain on change in fair value of derivatives	(4,327,344)	-
Shares and warrants issued in connection with services	618,554	65,826
Share-based compensation	187,803	-
Loss (gain) on extinguishment of debt	5,118,435	(566,667)
Amortization of debt discounts	21,216	233,708

Changes in operating assets and liabilities:
Accounts receivable, net	235,886	(63,527)
Inventories, net	(1,478,547)	(865,794)
Prepaid expenses and other current assets	(685,519)	262,752
Accounts payable and accrued expenses	1,960,177	(123,958)
Accrued payroll and bonuses	443,014	199,463
Deferred revenue	1,139,552	465,273
Accrued interest - related party	56,233	172,464
Net cash used in operating activities	(104,683)	(1,594,486)

Cash flows from investing activities
Note receivable issuance	(300,000)	-
Net cash used in investing activities	(300,000)	-

Cash flows from financing activities
Proceeds from notes payable - related party	500,000	1,500,000
Proceeds from note payable	-	120,000
Net cash provided by financing activities	500,000	1,620,000

Effect of exchange rate fluctuations on cash and cash equivalents	(10,804)	(1,393)

Net change in cash and cash equivalents	84,513	24,121
Cash and cash equivalents, beginning of the period	928,796	79,847
Cash and cash equivalents, end of the period	$1,013,309	$103,968

Supplemental disclosure of cash flow information
Interest paid	$50,833	$50,000
Income taxes paid	2,817	-

Supplemental disclosure of non-cash investing and financing activities
Shares issued for conversion of notes payable – related party	$6,220,003	$-
Shares issued in connection with acquisition	3,550,000	-

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

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There were no assets, liabilities or historical operational activity of Slinger Bag Canada at that time.

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL, along with SBL’s wholly owned subsidiary Slinger Bag International (UK) Limited (“Slinger Bag UK”), which was formed on April 3, 2019. The owner of SBL contributed it to Slinger Bag Americas for no consideration.

On June 21, 2021, Slinger Bag Americas entered into a membership interest purchase agreement with Charles Ruddy to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”) (see Note 4).

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Foundation Sports are collectively referred to as the “Company.”

The Company operates in the sporting and athletic goods business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher, as well as other associated tennis accessories.

Effective February 25, 2020, the Company increased its number of authorized shares of common stock from 75,000,000 to 300,000,000 via a four-to-one forward split of its outstanding shares of common stock. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Foundation Sports for the periods presented. The contribution of the net assets of SBL is reflected as an equity contribution at historical cost on May 1, 2019, the beginning of the earliest period in which the entities were under common control. There was no historical activity in Slinger Bag Americas, Slinger Bag Canada or Slinger Bag UK prior to May 1, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $32,258,585 as of July 31, 2021, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in Slinger Bag Inc.’s Annual Report on Form 10-K for the year ended April 30, 2021. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company had no allowance for doubtful accounts as of July 31, 2021 or April 30, 2021.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of July 31, 2021 consisted of $2,095,966 of finished goods, $2,406,974 of component and replacement parts, $891,444 of capitalized duty and freight, and a $224,390 inventory reserve. The Company’s inventory as of April 30, 2021 consisted of $1,591,826 of finished goods, $1,777,028 of component and replacement parts, $347,362 of capitalized duty and freight, and a $23,000 inventory reserve.

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

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain (loss) amounts as of and for the three months ended July 31, 2021:

Note derivative is related to	July 31, 2021 ending balance	Gain (loss) for three months ended July 31, 2021
4/11/21 conversion of 12/24/20 note payable	$1,236,660	$(6,809)
4/15/21 note payable	8,357,476	4,226,122
5/26/21 conversion of notes payable – related party	4,944,903	108,031
Total	$14,539,039	$4,327,344

The Black-Scholes option pricing model assumptions for the derivative liabilities during the three months ended July 31, 2021 and 2020 consisted of the following:

	2021	2020
Expected life in years	1.7 – 3.0 years	N/A
Stock price volatility	148% – 155%	N/A
Risk free interest rate	0.16% – 0.35%	N/A
Expected dividends	0%	N/A

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and intangible assets with indefinite lives not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually.

The goodwill impairment test is a two-step test. In the first step, the Company compares the fair value of each reporting unit with goodwill to its carrying value. The Company determines the fair value of its reporting units with goodwill using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized for the difference.

There was no impairment of goodwill during the three months ended July 31, 2021 or 2020.

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020, as well as the intangible assets related to the purchase of Foundation Sports on June 21, 2021 (see Note 4). The trademark is amortized over its expected life of 20 years. Amortization expense for the three months ended July 31, 2021 and 2020 related to the trademark was $1,460 and zero, respectively.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three months ended July 31, 2021 or 2020.

Share-Based Payments

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC 718). Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements and other key arrangements. The Company is required to estimate the fair value of share-based awards on the measurement date and recognize as expense that value of the portion of the award that is ultimately expected to vest over the requisite service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 6: Note Payable and Note 9: Shareholders’ Deficit.

The warrants granted during the three months ended July 31, 2021 and 2020 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	2021	2020
Expected life in years	10 years	N/A
Stock price volatility	157%	N/A
Risk free interest rate	1.63%	N/A
Expected dividends	0%	N/A

Foreign Currency Translation

A portion of SBL’s operations are conducted in Israel and its functional currency is the Israeli Shekel, the Company’s operations of Slinger Bag Canada are conducted in its functional currency of Canadian Dollars, and the Company’s Slinger Bag UK operations are conducted in its functional currency of the British pound (“GBP”). The accounts of SBL, Slinger Bag Canada, and Slinger Bag UK have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Shareholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments on the consolidated statements of operations and comprehensive loss.

Earnings Per Share

Basic earnings per share are calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

The Company had 6,921,299 common shares issuable as of July 31, 2021 and 2020, which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding notes payable convertible into zero and 723,901 shares of common stock as of July 31, 2021 and 2020, respectively, outstanding warrants exercisable into 24,507,796 and 13,000,000 shares of common stock as of July 31, 2021 and 2020, respectively, and 503,325 and zero shares related to make-whole provisions as of July 31, 2021 and 2020, respectively, which were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes (“ASC 740”). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

NOTE 4: ACQUISITIONS

On June 21, 2021, the Company completed one immaterial acquisition by entering into a membership interest purchase agreement (“MIPA”) with Charles Ruddy (the “Seller”) to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”) in exchange for 1,000,000 shares of common stock of the Company to be issued to the Seller and two other Foundation Sports employees in three tranches (the “Purchase Price”): (i) 600,000 shares of common stock on the closing date, (ii) 200,000 shares of common stock on the first anniversary of the closing date and (iii) 200,000 shares of common stock on the second anniversary of the closing date (collectively, the “Shares”), provided that 10% of the Shares of each tranche will be held back by the Company and not delivered to the recipients for a period of 12 months from the date of their issuance. The Shares are subject to a 12-month lock-up from their date of delivery during which time they may not be offered or sold by the Seller or any other recipient thereof without the express written consent of the Company. On June 23, 2021, the Company issued 540,000 shares of its common stock to the receipts under the MIPA, which consisted of 600,000 shares less a hold-back of 10% (i.e., 60,000 shares).

The Company allocated the aggregated purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below:

Allocation of purchase price
Trade name	$70,000
Internally developed software	240,000
Customer relationships	2,000,000
Goodwill	1,240,000
Total purchase price	$3,550,000

The trade name, internally developed software, and customer relationships will be amortized over their expected lives of 6, 4, and 7 years, respectively. Amortization expense for the three months ended July 31, 2021 and 2020 related to the Foundation Sports intangibles was $39,709 and zero, respectively.

NOTE 5: NOTES PAYABLE – RELATED PARTY

Beginning in October 2019, the Company has entered into several loan agreements with a related party entity controlled by the former shareholder of Slinger Bag Canada. Total outstanding borrowings from this related party as of April 30, 2021 amounted to $6,220,000, which was gross of total discounts of $76,777 and consisted of the following:

Note date	Maturity date	Interest rate	April 30, 2021
6/1/2019	6/1/2021	9.5%	$1,700,000
6/30/2020	6/30/2021	9.5%	120,000
8 notes from 10/2019 – 8/2020	9/1/2021	9.5%	3,850,000
9/15/2020	9/15/2021	9.5%	250,000
11/24/2020	11/24/2021	9.5%	300,000
Total notes payable			$6,220,000

On May 26, 2021, the Company and the related party lender entered into a note conversion agreement whereby the related party lender agreed to convert its total outstanding borrowings as of that date of $6,220,000 into 1,636,843 shares of the Company’s common stock. The note conversion agreement contains a guarantee that the aggregate gross sales of the shares by the related party will be no less than $6,220,000 over the next three years and if the aggregate gross sales are less than $6,220,000 the Company will issue additional shares of common stock to the related party for the difference between the total gross proceeds and $6,220,000, which could result in an infinite number of shares being required to be issued.

The Company evaluated the conversion option of the notes payable to shares under the guidance in ASC 815-40, Derivatives and Hedging, and determined the conversion option qualified for equity classification. The Company also evaluated the profit guarantee under ASC 815, Derivatives and Hedging, and determined it to be a make-whole provision, which is an embedded derivative within the host instrument. As the economic characteristics are dissimilar to the host instrument, the profit guarantee was bifurcated from the host instrument and stated as a separate derivative liability, which is marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative.

On the date of conversion, the Company recognized a $5,118,435 loss on extinguishment of debt, which represented the difference between the $6,220,000 in notes payable that were converted and the fair value of the shares issued of $6,220,003, which were recorded in shares issued for conversion of notes payable – related party within shareholders’ deficit, the derivative liability of $5,052,934, which was valued using a Black-Scholes option pricing model, and the write-off of the unamortized debt discount of $65,498. Amortization of the debt discounts during the three months ended July 31, 2021 prior to the notes conversion was $11,279, which was recorded in amortization of debt discounts in the accompanying consolidated statements of operations.

The fair value of the derivative liability was $4,944,903 as of July 31, 2021, and the Company recognized a gain on change in fair value of $108,031 for the three months ended July 31, 2021.

Per the terms of the note conversion agreement the accrued interest related to the notes payable was not converted into shares and is still due to the related party. The Company and the related party agreed that interest will continue to accrue on the outstanding accrued interest at a rate of 9.5% per annum and will be paid in full by May 25, 2022.

On July 23, 2021, the Company entered into a loan agreement with its related party lender for borrowings of $500,000. The loan is to be repaid within 30 days of receipt and shall bear interest at a rate of 12% per annum.

Total outstanding borrowings from this related party as of July 31, 2021 amounted to $500,000. Interest expense related to this related party for the three months ended July 31, 2021 and 2020 amounted to $56,233 and $172,464, respectively. Accrued interest due to this related party as of July 31, 2021 and April 30, 2021 amounted to $803,869 and $747,636, respectively.

NOTE 6: NOTE PAYABLE

On April 15, 2021, the Company entered into a $2,000,000 note payable (the “Note”). The Note matures April 14, 2023 and bears interest at fifteen percent (15%) per year. The Company pays interest at maturity, at which time all principal and unpaid interest is due.

The Note is collateralized by all business assets, including patents, trademarks and other intellectual property. It is also collateralized by the ownership of Slinger Bag Americas, Slinger Bag Canada, SBL, and Slinger Bag UK.

In connection with the Note, the Company issued 2,200,000 warrants with an exercise price of $0.25. The exercise price has customary anti-dilution protection for stock splits, mergers, etc. Additionally, the warrants contain a stipulation that the Company will guarantee the value of the shares sold will be no less, on average, than $1.50 per share through April 15, 2023. If the average value of the shares sold is less than $1.50 per share, the Company will issue additional shares of common stock to compensate for the shortfall, which could result in an infinite number of shares being required to be issued.

The Company evaluated the warrants and the profit guarantee under the guidance in ASC 815-40, Derivatives and Hedging, and determined they represent a derivative liability given the profit guarantee represents a make-whole provision that is not separated from the host instrument. The derivative liability is marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative (see Note 3).

Amortization of the debt discount during the three months ended July 31, 2021 was $9,937, which was recorded in amortization of debt discounts in the accompanying consolidated statements of operations. The unamortized debt discount balance was $1,979,586 as of July 31, 2021.

NOTE 7: NOTE RECEIVABLE

On July 21, 2021, the Company entered into a Convertible Loan Agreement with PlaySight Interactive Ltd (the “Borrower”) wherein the Company granted the Borrower a $2,000,000 line of credit with a six-month maturity date. Any borrowings under the line of credit bear interest at a rate of 15% per annum.

On July 26, 2021, the Company issued $300,000 to the Borrower under the line of credit, which was still outstanding as of July 31, 2021 and is included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Amounts due to related parties were $1,736,177 and $1,283,464 as of July 31, 2021 and April 30, 2021, respectively, which represented unpaid salaries, bonuses and reimbursable expenses due to officers of the Company.

The Company had outstanding notes payable of $500,000 and $6,220,000 and accrued interest of $803,869 and $747,636 due to a related party as of July 31, 2021 and April 30, 2021, respectively (see Note 5).

The Company recognized net sales of $8,931 and $57,556 during the three months ended July 31, 2021 and 2020, respectively, to a related party. As of July 31, 2021 and April 30, 2021 the related party had outstanding accounts receivable of $2,450 and $86,956 and deferred revenue of $85,956 and zero, respectively.

NOTE 9: SHAREHOLDERS’ DEFICIT

Common Stock Transactions During the Three Months Ended July 31, 2021

On May 26, 2021, the Company issued 1,636,843 shares of its common stock for the conversion of related party notes payable (see Note 5). The fair value of the common stock was $6,220,003.

On June 23, 2021, the Company issued 540,000 shares of its common stock as partial consideration for the acquisition of Foundation Sports (see Note 4). The fair value of the total shares of common stock to be issued related to the acquisition was $3,550,000.

On July 6, 2021, the Company issued 50,215 shares of its common stock to two employees as compensation for services rendered in lieu of cash, which resulted in $187,803 in share-based compensation expense for the three months ended July 31, 2021.

On July 11, 2021, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered, which resulted in $16,875 of operating expenses for the three months ended July 31, 2021.

During the three months ended July 31, 2021, the Company granted an aggregate total of 90,937 shares of its common stock and equity options to purchase up to 60,000 shares (which are now expired) to six new brand ambassadors as compensation for services. The expense related to the issuance of the shares and equity options is being recognized over the service agreements, similar to the warrants and equity options issued to the four other brand ambassadors in the prior year. During the three months ended July 31, 2021, the Company recognized $468,671 of operating expenses related to the shares, warrants and equity options granted to brand ambassadors.

Warrants Issued During the Three Months Ended July 31, 2021

On October 28, 2020, the Company granted 400,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $109,095 of operating expenses related to this agreement during the three months ended July 31, 2021.

On October 29, 2020, the Company and the three members of its advisory board entered into agreements whereby each member will receive an aggregate number of warrants each quarter equal to $7,500 divided by the average closing price of the Company’s stock for the five days prior to the Company’s most recently completed fiscal quarter. The warrants vest quarterly, have an exercise price of $0.001 per share and a contractual life of 10 years from the date of issuance. During the three months ended July 31, 2021, 4,689 warrants were issued under these agreements. The warrants were valued using a Black-Scholes option pricing model, which resulted in operating expenses of $23,913 during the three months ended July 31, 2021.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space under short-term leases with terms under a year. Total rent expense for the three months ended July 31, 2021 and 2020 amounted to $1,400 and $2,100, respectively.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

NOTE 11: SUBSEQUENT EVENTS

On August 4, 2021, the Company entered into a loan agreement with its related party lender for borrowings of $500,000. The loan is to be repaid within 30 days of receipt and shall bear interest at a rate of 12% per annum.

On August 6, 2021, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of August 6, 2021 (the “Purchase Agreement”), between the Company and certain accredited investors (the “Purchasers”). At the Closing, the Company sold to the Purchasers (i) 8% Senior Convertible Notes (the “Convertible Notes”) in an aggregate principal amount of $11,000,000 and (ii) warrants to purchase up to 7,333,334 shares of common stock of the Company (the “Warrants” and together with the Convertible Notes, the “Securities”). The Company received an aggregate of $11,000,000 in gross proceeds from the Offering, before deducting offering expenses and commissions.

The Convertible Notes mature on August 6, 2022 (the “Maturity Date”) and bear interest at 8% per annum payable on each conversion date (as to that principal amount then being converted), on each redemption date as well as mandatory redemption date (as to that principal amount then being redeemed) and on the Maturity Date, in cash. The Convertible Notes are convertible into shares of the Company’s common stock at any time following the date of issuance and prior to Mandatory Conversion (as defined in the Convertible Notes) at the conversion price equal to the lesser of: (i) $3.00, subject to adjustment set forth in the Convertible Notes and (ii) in the case of an uplist to the NASDAQ, the Uplist Conversion Price (as defined in the Convertible Notes) of the Company’s common stock during the two Trading Day (as defined in the Convertible Notes) period after each conversion date; provided, however, that at any time from and after December 31, 2021 or an Event of Default (as defined in the Convertible Notes), the holder of the Convertible Notes may, by delivery of written notice to the Company, elect to cause all, or any part, of the Convertible Notes to be converted, at any time thereafter, each an “Alternate Conversion”, pursuant to the Section 4(f) of the Convertible Notes, all, or any part of, the then outstanding aggregate principal amount of the Convertible Notes into shares of Common Stock at the Alternate Conversion price. The Convertible Notes rank pari passu with all other notes now or thereafter issued under the terms set forth in the Convertible Notes. The Convertible Notes contain certain price protection provisions providing for adjustment of the number of shares of common stock issuable upon conversion of the Convertible Notes in case of certain future dilutive events or stock-splits and dividends.

The Warrants are exercisable for five years from August 6, 2021, at an exercise price equal to the lesser of $3.00 or a 20% discount to the public offering price that a share of the Company’s common stock or unit (if units are offered) is offered to the public resulting in the commencement of trading of the Company’s common stock on the NASDAQ, New York Stock Exchange or NYSE American. The Warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends.

In connection with the Closing, the lead placement agent for the Offering was granted 266,667 warrants that are exercisable for five years from August 6, 2021, at an exercise price of $3.30 (subject to adjustment as set forth in the Convertible Notes per the terms of the agreement).

The Company used the net proceeds from the sale of the Securities to pay 100% of the outstanding principal and accrued interest through August 6, 2021 of the $2,000,000 note payable (see Note 6) dated April 15, 2021 that bears interest at the rate of 15% per annum.

On August 6, 2021, the Note payable holder (see Note 6) exercised its right to convert its 2,200,000 outstanding warrants into shares of common stock of the Company. At the conversion date the Note payable holder also agree to cancel the guarantee that the value of the shares sold will be no less, on average, than $1.50 per share through April 15, 2023. In connection with the conversion of the warrants to common stock and the elimination of the profit guarantee the derivative liability ceased to exist and the value of the derivative as of July 31, 2021 of $8,357,476 will be derecognized from the consolidated balance sheets during the three months ended October 31, 2021.

On August 6, 2021, the Company’s related party lender exercised its right to convert its 2,750,000 outstanding warrants and 6,921,299 common shares issuable into 9,671,299 shares of common stock of the Company.

On August 11, 2021, the Company repaid the outstanding principal to its related party lender for the July 23, 2021 loan of $500,000 and the August 4, 2021 loan of $500,000.

On August 31, 2021, the Company’s related party lender cancelled its guarantee that the aggregate gross sales of its converted shares will be no less than $6,220,000 (see Note 5). In connection with the elimination of the profit guarantee the derivative liability ceased to exist and the value of the derivative as of July 31, 2021 of $4,944,903 will be derecognized from the consolidated balance sheets during the three months ended October 31, 2021.

On July 21, 2021, the Company entered into a Convertible Loan Agreement with PlaySight Interactive Ltd (the Borrower) wherein the Company granted the Borrower a $2,000,000 line of credit with a six-month maturity date. Any borrowings under the line of credit bear interest at a rate of 15% per annum. On August 26, 2021, the Company issued an additional $700,000 to the Borrower under the line of credit.

On August 30, 2021, four of the Purchasers of the Convertible Notes that were issued on August 6, 2021 converted $2,000,000 of principal as well as the related accrued interest into 666,668 shares of common stock of the Company.

On September 3, 2021, the Company granted an aggregate total of 10,100,000 stock options to key employees and officers of the Company as compensation. The stock options have an exercise price of $0.001 per share for 10,000,000 of the stock options and $3.42 for 100,000 of the stock options, a contractual life of 10 years from the date of issuance and are vested immediately upon grant.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended April 30, 2021. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risks and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There were no assets, liabilities or historical operational activity of Slinger Bag Canada at that time.

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL, along with SBL’s wholly owned subsidiary Slinger Bag International (UK) Limited (“Slinger Bag UK”), which was formed on April 3, 2019. The owner of SBL contributed it to Slinger Bag Americas for no consideration.

On June 21, 2021, Slinger Bag Americas entered into a membership interest purchase agreement with Charles Ruddy to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”).

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Foundation Sports are collectively referred to as the “Company” or “Slinger.”

The Company operates in the sporting and athletic goods business. The Company is the owner of the Slinger Launcher, a highly portable and affordable ball launcher built into an easy to transport wheeled trolley bag. The Slinger Launcher allows anyone to simply and easily control the speed, frequency and elevation of balls that are launched for practice, training or fitness purposes.

The Company has initially focused all its energies on the tennis market worldwide, but is in the early stages of developing ball launchers for other ball sports.

For the regular tennis player, the Slinger Launcher is much more than a tennis ball launcher. It also functions as a complete tennis bag with ample room for racquets, shoes, towels, water bottles and other accessories and can charge mobile phones and other devices.

Tennis ball machines have been around since the 1950’s when they were introduced by Renne Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything, has changed in the structure of ball machine products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also very expensive – often well above U.S. $1,000. Up until today the vast majority of all tennis ball machines have sold to tennis facilities, with only a few being sold directly to tennis playing consumers.

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

It is this avid player market that the Company is focused on penetrating with its Slinger Launcher and associated tennis accessories.

The Company intends to disrupt this traditional tennis market by creating a new ball machine category – called Slinger Launcher – and marketing portable and affordable Slinger Launchers directly to avid, regular tennis players. Constructed within a wheeled trolley tennis bag, a Slinger Launcher weighs around 15kgs / 34lbs when empty. If stored with 72 balls inside the weight increases to 19kgs / 42lbs. It can easily be stored in a car trunk, wheeled to the court and set up within minutes to use. The Slinger Launcher is powered by a 6.6Ah Lithium battery that can last up to 3.5 hours of play depending on the settings being used and frequency of use. The Slinger Launcher’s convenience as a tennis bag combined with its ease of operation and overall performance as a tennis ball launcher is the basis that the Company will target direct sales to these avid players.

While the initial brand focus is clearly on tennis, the Company is developing similar launchers to address other forms of tennis around the globe that are either rapidly gaining new participants or are already well-established sports in their own right. These include, but are not limited to, Pickleball (U.S.), Soft Tennis (Japan), and Paddle Tennis (International markets), all of which are currently in either development or testing and are planned for introduction in calendar 2022 .

On December 3, 2020, Slinger signed an exclusive agreement with Flixsense Pty Limited d/b/a Gameface for the development of a tennis specific artificial intelligence (AI) application. The Company intends to introduce a market disrupting tennis app for players of all ages and abilities. This app will provide a wide range of analytics and other services and include practice and tennis fitness drills and activities, coaching tips and advice and a full suite of AI analytics. The Company will offer some services free of charge and will build a tiered subscription model for others. The app is expected to be ready to launch to the market later in calendar 2021.

In future years, the Company plans to enter new ball sport markets such as baseball, softball, and cricket, which are currently planned for introduction in calendar 2023.

The Company delivers Slinger Launchers directly from the final assembly facility in Xiamen, China to customers either by direct shipment from the port in China, or to third party logistics facilities in Columbia, SC (U.S.) to support our U.S. business, Belleville, Ontario, Canada, Rotterdam, The Netherlands to support smaller distributors in Canada, Europe, the Middle East, Africa, and lastly to Israel.

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

Strategic Brand Partnerships

The Company is actively working on securing a number of highly visible ground-breaking strategic partnerships across tennis. These partnerships will both provide the Company with co-branded products to supplement the core product offering and, at the same time, are expected to drive mutually beneficial marketing campaigns aimed at reaching avid tennis players globally. Details of such partners announced and active today include:

● Wilson Sporting Goods: North America: The Company has entered a strategic partnership with the global leader in tennis, Wilson, for the supply of co-branded Triniti tennis balls in the U.S. and Canada markets.

● Professional Tennis Registry (PTR): PTR is the world’s most prestigious teaching pro organization with more than 40,000 members. The Company has partnered with PTR for the supply of Slinger Launchers to their membership.

● Peter Burwash International (PBI): A high profile organization providing coaching and tennis services to high level, high quality hotels, resorts and tennis facilities across the globe. The Company is the official supplier of Slinger Launchers to PBI, which will be used at each location and PBI will offer an affiliate marketing program promoting sales to its list of global clients.

● DSV Logistics USA and OSL Logistics: DSV is one of the world’s leading suppliers of warehousing, freight forwarding and logistics. The Company will use DSV warehousing services in the U.S. to optimize logistical activities. OSL are currently providing all freight forwarding for the U.S. markets and Europe as well as 3rd party warehousing logistics in Rotterdam for Europe.

Competition

There are currently no competitors with products that are similar to the Slinger Launcher, based on its portability, affordability and tennis bag functionality. There are, however, other companies that make tennis ball machines, including the following:

●	Spinshot
●	Lobster Sports
●	Spinfire Pro 2
●	Match Mate Rookie
●	Sports Tutor
●	Silent Partner

Raw Materials

All materials used in the Slinger Launder are available off-the-shelf. The trolley bag is manufactured with 600D Polyester and has the CA65 certification for the U.S. market. The launcher housing, Oscillator and Ball Collector tube parts are produced using an injection mold using poly propylene mixed with 30% glass fibers. The electronic motors, PCB boards and remote-control parts are all standard off-the-shelf items.

Intellectual Property

As at the date hereof, the Company has applied for international design and utility patent protection for its main 3 products: Slinger Launcher, Slinger Oscillator and Slinger Telescopic Ball Tube. Patents have been applied for in all key markets including the U.S., China, Taiwan, India, Israel and EU markets and granted in China and Israel. Trademarks have been applied for in all major markets around the globe. Trademark protection has been applied for and/or received in the following countries:

●	U.S.
●	Chile
●	Taiwan
●	Mexico
●	EU
●	Russia
●	Poland
●	Czech Republic
●	Australia
●	New Zealand
●	China
●	South Korea

●	Vietnam
●	Singapore
●	India
●	Canada
●	Argentina
●	Brazil
●	United Arab Emirates*
●	South Africa*
●	Columbia*
●	Israel*
●	Japan*
●	Switzerland*
●	Indonesia*
●	Malaysia*
●	Thailand*
●	Turkey*

*Protection is pending.

The Company is engaged in ongoing efforts to register more trademarks across an expanding list of products, services and applications, which are in various stages of the registration process.

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

The United States market will remain a direct to consumer market for Slinger. As the largest tennis market in the world with 17.4 million players of which 10.5 million are regular / avid players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Recently the industry reported a significant increase in U.S. tennis participation and overall number of tennis play occasions, something that has been replicated in other key tennis markets around the globe. Direct to consumer sales will be supplemented by one or more leading tennis wholesalers who manage large databases of coach, player, college, high school and club clients. This market will be serviced out of a third-party logistics facility in West Columbia, SC and operated by one of Slinger’s preferred global logistics partners, DSV, one of the world’s leading suppliers of freight-forwarding, logistics and warehousing.

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

In the United States market, we have partnered with an organization called Team HQS who will manage an affiliate marketing program across U.S. based teaching professionals, players, juniors and events. These affiliates will be provided with unique affiliate marketing codes to share with their social media followers and other such communities that they are connected to and each will receive an affiliate marketing fee based on revenues generated by consumers purchasing Slinger products attributable to their unique code.

We continue to evaluate each support agency on a monthly basis and at the same time are continually exploring new avenues to expand our reach to our core customers.

Each of our distributor partners around the world are establishing their Slinger distribution business as Slinger itself would do if it was establishing a Slinger subsidiary in each market. As such, each distributor will also adopt all forms of Slinger brand marketing programs as well as initiating new local concepts of their own – all aimed at reaching the avid/regular tennis player directly and ensuring that the Slinger brand message is consistent around the globe. Slinger has agreed a local marketing budget structure with each distributor as part of its distribution agreement. This marketing budget will be primarily funded by the distributor partner with an additional contribution coming from Slinger with the contribution being linked to the distributor’s purchase objectives. Each distributor will execute local grassroots programs including demonstration days, local teaching pro partnerships, specialist tennis network communications, seeding of Slinger product locally as necessary to local key market tennis influencers to further increase the intensity of the influencer effort. Marketing dollars will also be allocated to Google, Facebook, YouTube and other social media advertising spend and, where appropriate, approved and overseen by Ad Venture Media Group.

Distribution Agreements

Slinger Bag Americas has entered into exclusive distribution agreements for Slinger’s line of products, including, but not limited to, tennis ball launcher devices, tennis ball launcher accessories, sports bags, tennis balls, tennis court accessories and other tennis related products in the following markets and with the following distributors:

Territory	Distributor	Minimum Purchase Requirement of Slinger Bag Tennis Ball Launchers
Japan	Globeride Inc.	32,500 through the end of January 2025
United Kingdom and Ireland	Framework Sports & Marketing Ltd	9,000 through the end of May 2025
Switzerland	Ace Distribution	3,000 through the end of May 2025
Denmark, Finland, Norway and Sweden	Frihavnskompagniet ApS	6,500 through the end of December 2025
Morocco	Planet Sport Sarl	1,000 through the end of December 2025
Australia	Sportsman Warehouse t/a Tennis Only	2,500 through the end of 2025
New Zealand	Sporting Goods Specialists	100 through the end of 2025
Bulgaria	Ark Dream EOOD	950 through the end of 2025
Chile	Sporting Brands Ltda	165 through the end of 2025
Croatia, Hungary and Slovenia	Go 4 d.o.o.	380 through the end of 2025
Austria, Belgium, France, Germany, Italy, Luxembourg, Portugal, Spain and The Netherlands	Dunlop International Europe Ltd	120,000 through the end of 2025
Singapore	Tennis Bot Pte Ltd	950 through the end of 2025
India	Racquets4U	10,000 through the end of 2025
Israel	Eran Shine	2,050 through the end of 2025
Bahrain, Bangladesh, Egypt, Kuwait, Maldives, Oman, Pakistan, Qatar, Saudi Arabia, Sri Lanka, Tunisia and United Arab Emirates	Color Sports Inc	3,000 through the end of 2025
Greece	Elsol	380 through the end of 2025
Panama	Orange Pro	50 through the end of 2021
Russia	Neva Sport	1,900 through the end of 2025
Malaysia	Tennis Bot	500 through the end of 2025
Czech and Slovak Republics	RaketSport s.r.o	3,000 through the end of 2025
South Africa	Golf Racket Pty Ltd	5,000 through the end of 2025
Hong Kong and Macau	Tennis Bot	750 through the end of 2025
Indonesia and Philippines	Tennis Bot	650 through the end of 2026
China	Xiamen Powerway Sports Co. Ltd	17,500 through the end of 2026
Total		221,825

Brand Endorsements

We have reached agreement with several globally recognized tennis players and coaches to become brand ambassadors.

Tommy Haas (former ATP #2 Player) has been appointed the Slinger Bag Chief Ambassador. In this role Tommy will support Slinger in building out its global ambassador team focused on identifying ambassadors in our key global business markets of the U.S., Japan, Europe, Australia, China, Brazil and India. Tommy will also be very active supporting and promoting Slinger across the globe with personal appearances at Slinger events and via online training and drill videos.

Mike and Bob Bryan (aka the Bryan Brothers – the foremost doubles team in the tennis world) have extended their ambassador agreements and will continue to feature prominently in our marketing activities and messaging.

Additionally, we have brand endorsements with the following athletes and coaches:

●	Eugenie Bouchard
●	Luke and Murphy Jensen (aka the Jensen Brothers)
●	Darren Cahill
●	Nick Bollettieri
●	Patrick Mouratoglou
●	Dustin Brown

Each of the foregoing athletes and coaches is or was either a world-ranked singles or doubles tennis player or, in the case of Nick Bollettieri and Patrick Mouratoglou, the coach of a number of world-ranked tennis players, has a large following of fans and supporters and is active across many aspects of tennis today.

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

Functional Tennis – an Ireland based social media tennis blog site with an excess of 250,000 followers. Slinger is engaged with Functional Tennis in a variety of ways and is the presenting sponsor of its weekly Tennis Podcast.

We are currently in discussions with other organizations, events, prominent coaches and players and have to date seeded Slinger products to 12 of the Top 20 ATP male players, 5 of the top 20 WTA women players, plus numerous other top-class touring and teaching professionals.

Throughout 2020 we sponsored several prominent tennis events, e.g. Battle of the Brits, Tie Break 10s (all shown live across the globe).

Research and Development

The Company is involved in additional research and development of transportable, affordable and player-enhancing ball launching machines and associated game improvement products for all ball sports. Following a successful launch of its tennis ball launcher, Slinger is currently field testing its new pickleball, paddle and soft tennis launchers, which are expected to be introduced to the market in calendar 2022. Slinger plans to introduce similar transportable, versatile and affordable ball launchers for baseball, softball, cricket, badminton and other high participation ball sports over the course of the next 3 years. In this connection, on September 10, 2020, Slinger entered into an agreement with Igloo Design, which is the same company that designed the Slinger Launcher for tennis, for a Slinger ball launcher for baseball and softball. This development commenced during the three months ended October 31, 2020 and initial design ideas and further direction have been provided.

We retain outside consultants to provide research and product design services and each consultant has a specific expertise (e.g., molding technology, electronics, product design, bag design, as examples). We also are working with a select group of highly qualified and resourceful third-party suppliers in Asia. We are continually striving to identify product enhancements, new concepts and improvement to the production process on an on-going daily basis. In respect of any new project, management provides detailed briefs, market data, product cost targets, competitive analysis, timelines and project cost goals to either the product consultants or vendors and manages them to agreed upon key performance indicators (“KPIs”). These KPI’s include but are not limited to: (i) manufacturing to target costs; (ii) agreed development timelines; (iii) established quality criteria; and (iv) defined performance criteria.

We also retain specialist trademark and patent attorneys and work with these attorneys on the projects, as needed.

Government Regulation

Both Slinger Launcher and Slinger Oscillator meet all the U.S. government requirements for electrical, radio wave and battery standards as well as having all necessary and required certification to facilitate global marketing and sales of these products.

Results of Operations for the Three Months Ended July 31, 2021 and 2020

The following are the results of our operations for the three months ended July 31, 2021 as compared to 2020:

	For the Three Months Ended
	July 31,	July 31,
	2021	2020	Change
	(Unaudited)	(Unaudited)

Net sales	$2,537,573	$564,985	$1,972,588
Cost of sales	1,752,351	936,900	815,451
Gross income (loss)	785,222	(371,915)	1,157,137

Operating expenses:
Selling and marketing expenses	707,097	302,018	405,079
General and administrative expenses	2,394,799	759,268	1,635,531
Research and development costs	174,048	28,110	145,938
Total operating expenses	3,275,944	1,089,396	2,186,548
Loss from operations	(2,490,722)	(1,461,311)	(1,029,411)

Other expense (income):
Amortization of debt discounts	21,216	233,708	(212,492)
Loss (gain) on extinguishment of debt	5,118,435	(566,667)	5,685,102
Gain on change in fair value of derivatives	(4,327,344)	-	(4,327,344)
Interest expense - related party	56,233	172,464	(116,231)
Interest expense, net	76,050	73,210	2,840
Total other expense (income)	944,590	(87,285)	1,031,875
Loss before income taxes	(3,435,312)	(1,374,026)	(2,061,286)
Provision for income taxes	-	-	-
Net loss	$(3,435,312)	$(1,374,026)	$(2,061,286)

Net sales

Net sales increased $1,972,588, or 349%, during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020. The increase is due to an increase in the number of new orders placed on the Company’s website and from its international distributors and fulfilled during the three months ended July 31, 2021 as compared to the three months ended July 30, 2020 when a large portion of the orders were related to the Kickstarter and Indiegogo crowdfunding campaigns initiated in fiscal year 2019. As of July 31, 2021, we had deferred revenue of $1,239,083 representing amounts received for units that have not been shipped to customers. We expect these orders to be fulfilled and the sales to be recognized in the year ended April 30, 2022.

Cost of sales and Gross income (loss)

Cost of sales increased $815,451, or 87%, during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020, which was primarily due to the increase in net sales. Gross income increased $1,157,137, or 311%, during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020. The increase in gross income is largely due to the prior year gross loss on net sales being due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initially scheduled we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased costs, and (3) due to sanctions by the U.S. against Chinese sourced products, the import duty was raised on all launchers brought into the U.S. increasing our cost of sales. As a result, our cost of sales exceeded initial sales values raised in our crowdfunding campaigns. As of the beginning of the third quarter in the prior year, substantially all of the initial crowdfunding orders had been fulfilled.

Selling and marketing expenses

Selling and marketing expenses increased $405,079, or 134%, during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020. This increase is largely driven by an increase in social media advertising, sponsorships, and other investments in our public relations presence in order to drive sales and build brand awareness.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $1,635,531, or 215%, during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020. This increase is largely due to an increase in compensation expense due to increased headcount, as well as increased shares and warrants issued for services due to increased ambassadors, as a result of the continued growth of the business.

Research and development costs

Research and development costs increased $145,938, or 519%, during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020. This increase is primarily driven by our investment in a new platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers, which we began developing in December 2020.

Other expenses (income)

Other expenses, net increased $1,031,875 during the three months ended July 31, 2021 as compared to the three months ended July 31, 2020. The increase was primarily due to the increase in loss on extinguishment of debt during the three months ended July 31, 2021, which was partially offset by an increased gain on the change in fair value of derivatives as well as a decrease in the amortization of debt discounts and related party interest expense as a result of lower related party debt balances year over year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,258,585 as of July 31, 2021 and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended July 31, 2021 and 2020:

	For the Three Months Ended
	July 31,	July 31,
	2021	2020
Cash flows used in operating activities	$(104,683)	$(1,594,486)
Cash flows used in investing activities	(300,000)	-
Cash flows provided by financing activities	500,000	1,620,000

We had cash and cash equivalents of $1,013,309 as of July 31, 2021, as compared to $928,796 as of April 30, 2021.

Net cash used in operating activities was $104,683 during the three months ended July 31, 2021, compared with $1,594,486 during the same period in 2020. Our net cash used in operating activities during the three months ended July 31, 2021 was primarily the result of our net loss of $3,435,312 for the period as well as increases in inventory and prepaid expenses and other current assets during the period, which was partially offset by net non-cash expenses of $1,659,833 and increases in accounts payable and accrued expenses, accrued payroll and bonuses, deferred revenue and accrued interest – related party as well as a decrease in accounts receivable during the period. Our net cash used in operating activities during the three months ended July 31, 2020 was primarily the result of our net loss of $1,374,026 for the period as well as increases in inventory and accounts receivable, net non-cash gains of $267,133, and decreases in accounts payable and accrued expenses. These items were partially offset by increases in accrued payroll and bonuses, deferred revenue and accrued interest – related party as well as a decrease in prepaid expenses and other current assets during the period.

Net cash used in investing activities was $300,000 and $0 for the three months ended July 31, 2021 and 2020. Our net cash used in investing activities during the three months ended July 31, 2021 consisted of a $300,000 issuance of a note receivable.

Net cash provided by financing activities was $500,000 for the three months ended July 31, 2021, compared with $1,620,000 for the same period in 2020. Cash provided by financing activities for the three months ended July 31, 2021 consisted of proceeds of $500,000 from a note payable with a related party. Cash provided by financing activities for the three months ended July 31, 2021 consisted of proceeds of $1,500,000 from notes payable with a related party and proceeds of $120,000 from a note payable.

Description of Indebtedness

Notes Payable – Related Party

Total outstanding borrowings from the Company’s related party lender as of July 31, 2021 amounted to $500,000. Accrued interest due to this related party as of July 31, 2021 amounted to $803,869.

On August 4, 2021, the Company entered into a loan agreement with its related party lender for borrowings of $500,000. The loan is to be repaid within 30 days of receipt and shall bear interest at a rate of 12% per annum.

On August 11, 2021, the Company repaid the outstanding principal to its related party lender for the July 23, 2021 loan of $500,000 and the August 4, 2021 loan of $500,000.

See Note 5 and Note 11 to the condensed consolidated financial statements for additional information.

Note Payable

On April 15, 2021, the Company entered into a $2,000,000 note payable (the “Note”). The Note matures April 14, 2023 and bears interest at fifteen percent (15%) per year. The Company pays interest at maturity, at which time all principal and unpaid interest is due.

On August 6, 2021, the Company used the net proceeds from the sale of the Securities (see Note 11) to pay 100% of the outstanding principal and accrued interest through August 6, 2021 of the $2,000,000 Note.

See Note 6 and Note 11 to the condensed consolidated financial statements for additional information.

Future amounts due as of July 31, 2021 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Related Party	$500,000	$500,000	$-	$-	$-
Note Payable	2,000,000	-	2,000,000	-	-
Total	$2,500,000	$500,000	$2,000,000	$-	$-

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flows from operations and further issuances of debt and/or securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

Going Concern

Our independent registered public accounting firm auditors’ report accompanying our April 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy out liabilities and commitments in the ordinary course of business.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of July 31, 2021 due to the material weaknesses that were identified and listed below.

Changes in Internal Control Over Financial Reporting

In connection with our management’s assessment of controls over financial reporting during the year ended April 30, 2021, we identified the following material weaknesses:

●	The Company lacks adequate segregation of duties due to the small size of the organization. Further, the Company lacks an independent Board of Directors or Audit Committee to ensure adequate monitoring or oversight.

●	The Company lacks accounting resources and controls to prevent or detect material misstatements. Specifically, the Company continues to have a material weakness in our controls over accounting for inventory due to a lack of controls over ensuring inventory movement was being processed accurately and in a timely manner, which resulted in significant audit adjustments relating to the value of our inventory and cost of sales. Further, while the Company engages service providers to assist with U.S. GAAP compliance the Company lacks resources with adequate knowledge to oversee those services. Lastly, the Company does not have sufficient resources to complete timely reconciliations and transactional reviews, which resulted in delays in the financial reporting process.

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of July 31, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended April 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 6, 2021, the Company issued 50,215 shares of its common stock to two employees as compensation for services rendered in lieu of cash.

On July 11, 2021, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered.

During the three months ended July 31, 2021, the Company granted an aggregate total of 90,937 shares of its common stock to six new brand ambassadors as compensation for services.

On August 6, 2021, the Note payable holder (see Note 6) exercised its right to convert its 2,200,000 outstanding warrants into shares of common stock of the Company.

On August 6, 2021, the Company’s related party lender exercised its right to convert its 2,750,000 outstanding warrants and 6,921,299 common shares issuable into 9,671,299 shares of common stock of the Company.

On August 30, 2021, four of the Purchasers of the Convertible Notes that were issued on August 6, 2021 converted $2,000,000 of principal as well as the related accrued interest into 666,668 shares of common stock of the Company.

Item 6. Exhibits

10.1	Form of 8% Senior Convertible Notes *

10.2	Form of Securities Purchase Agreement *

10.3	Form of Warrant *

10.4	Subsidiary Guarantee *

10.5	Form of Registration Rights Agreement *

10.6	Loan Agreement dated August 4, 2021 with 2622325 Ontario Limited *

10.7	Employment Agreement by and between the Company and Jason Seifert **^

10.8	Employment Agreement by and between the Company and Paul McKeown **^

10.9	Loan Agreement dated July 23, 2021 with 2622325 Ontario Limited ***

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

*	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on August 10, 2021
**	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on August 19, 2021
^	Management contract or compensatory plan or arrangement.
***	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: September 14, 2021	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: September 14, 2021	By:	/s/ Jason Seifert
Jason Seifert
Chief Financial Officer

