Form 10-Q
period 2021-10-31
Slinger Bag Inc.
filed 2021-12-20
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 30, 2021, was 41,869,622.

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

i

SLINGER BAG INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SLINGER BAG INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2021	April 30, 2021
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,747,661	$928,796
Accounts receivable, net	846,529	762,487
Inventories, net	8,578,431	3,693,216
Prepaid inventory	475,913	140,047
Loan and interest receivable	1,435,219	-
Prepaid expenses and other current assets	110,970	60,113
Total current assets	13,194,723	5,584,659

Goodwill	1,240,000	-
Other intangible assets, net	2,290,895	112,853
Total assets	$16,725,618	$5,697,512

Liabilities and Shareholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$5,306,355	$2,050,476
Accrued payroll and bonuses	1,210,805	1,283,464
Deferred revenue	71,242	99,531
Accrued interest - related party	821,925	747,636
Notes payable - related party, net	-	6,143,223
Convertible notes payable, net	2,627,778	-
Derivative liabilities	14,870,050	13,813,449
Total current liabilities	24,908,155	24,137,779

Long-term liabilities
Note payable, net	-	10,477
Total liabilities	24,908,155	24,148,256

Commitments and contingencies (Note 11)

Shareholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,869,622 and 27,642,828 shares issued and outstanding as of October 31, 2021 (unaudited) and April 30, 2021, respectively; 0 and 6,921,299 shares issuable as of October 31, 2021 (unaudited) and April 30, 2021, respectively	41,870	27,643
Additional paid-in capital	62,871,881	10,365,056
Accumulated other comprehensive loss	(12,346)	(20,170)
Accumulated deficit	(71,083,942)	(28,823,273)
Total shareholders’ deficit	(8,182,537)	(18,450,744)
Total liabilities and shareholders’ deficit	$16,725,618	$5,697,512

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$5,400,542	$2,620,068	$7,938,115	$3,185,053
Cost of sales	3,315,605	1,579,750	5,067,956	2,516,650
Gross income	2,084,937	1,040,318	2,870,159	668,403

Operating expenses:
Selling and marketing expenses	887,809	397,922	1,594,906	699,940
General and administrative expenses	36,197,888	829,510	38,592,687	1,588,778
Research and development costs	103,318	15,439	277,366	43,549
Total operating expenses	37,189,015	1,242,871	40,464,959	2,332,267
Loss from operations	(35,104,078)	(202,553)	(37,594,800)	(1,663,864)

Other expense (income):
Amortization of debt discounts	2,629,069	52,543	2,650,285	286,251
Loss on extinguishment of debt	1,978,295	1,999,487	7,096,730	1,432,820
Induced conversion loss	-	51,412	-	51,412
Gain on change in fair value of derivatives	(4,803,569)	-	(9,130,913)	-
Loss on issuance of convertible notes	3,689,369	-	3,689,369	-
Interest expense - related party	22,495	144,085	78,728	316,549
Interest expense, net	205,620	74,046	281,670	147,256
Total other expense	3,721,279	2,321,573	4,665,869	2,234,288
Loss before income taxes	(38,825,357)	(2,524,126)	(42,260,669)	(3,898,152)
Provision for income taxes	-	-	-	-
Net loss	(38,825,357)	(2,524,126)	(42,260,669)	(3,898,152)

Other comprehensive gain (loss), net of tax
Foreign currency translation adjustments	20,852	(1,544)	7,824	(2,937)
Total other comprehensive gain (loss), net of tax	20,852	(1,544)	7,824	(2,937)
Comprehensive loss	$(38,804,505)	$(2,525,670)	$(42,252,845)	$(3,901,089)

Net loss per share, basic and diluted	$(0.95)	$(0.10)	$(1.20)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	41,080,733	26,420,584	35,104,580	26,255,603

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 30, 2020	24,749,354	$24,749	$5,214,970	$(5,036)	$(10,228,513)	$(4,993,830)
Shares issued related to note payable	1,216,560	1,217	(1,217)	-	-	-
Shares and warrants issued in connection with services	243,800	244	65,582	-	-	65,826
Foreign currency translation	-	-	-	(1,393)	-	(1,393)
Net loss	-	-	-	-	(1,374,026)	(1,374,026)
Balance, July 31, 2020	26,209,714	$26,210	$5,279,335	$(6,429)	$(11,602,539)	$(6,303,423)
Shares issued for conversion of convertible debt	300,000	300	238,149	-	-	238,449
Shares and warrants issued in connection with services	100,000	100	117,919	-	-	118,019
Warrants issued related to notes payable – related party	-	-	2,069,617	-	-	2,069,617
Foreign currency translation	-	-	-	(1,544)	-	(1,544)
Net loss	-	-	-	-	(2,524,126)	(2,524,126)
Balance, October 31, 2020	26,609,714	$26,610	$7,705,020	$(7,973)	$(14,126,665)	$(6,403,008)

Balance, April 30, 2021	27,642,828	$27,643	$10,365,056	$(20,170)	$(28,823,273)	$(18,450,744)
Shares issued for conversion of notes payable – related party	1,636,843	1,637	6,218,366	-	-	6,220,003
Shares issued in connection with acquisition	540,000	540	3,549,460	-	-	3,550,000
Shares and warrants issued in connection with services	109,687	110	618,444	-	-	618,554
Share-based compensation	50,215	50	187,753	-	-	187,803
Foreign currency translation	-	-	-	(13,028)	-	(13,028)
Net loss	-	-	-	-	(3,435,312)	(3,435,312)
Balance, July 31, 2021	29,979,573	$29,980	$20,939,079	$(33,198)	$(32,258,585)	$(11,322,724)
Shares issued for conversion of warrants	4,950,000	4,950	(2,200)	-	-	2,750
Shares issued for conversion of common shares issuable	6,921,299	6,921	-	-	-	6,921
Elimination of related party derivative liabilities	-	-	8,754,538	-	-	8,754,538
Shares and warrants issued in connection with services	18,750	19	799,155	-	-	799,174
Share-based compensation	-	-	32,381,309	-	-	32,381,309
Foreign currency translation	-	-	-	20,852	-	20,852
Net loss	-	-	-	-	(38,825,357)	(38,825,357)
Balance, October 31, 2021	41,869,622	$41,870	$62,871,881	$(12,346)	$(71,083,942)	$(8,182,537)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	October 31,	October 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(42,260,669)	$(3,898,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	131,958	-
Gain on change in fair value of derivatives	(9,130,913)	-
Shares and warrants issued in connection with services	1,417,728	183,845
Share-based compensation	32,569,112	-
Loss on extinguishment of debt	7,096,730	1,432,820
Induced conversion loss	-	51,412
Amortization of debt discounts	2,650,285	286,251
Loss on issuance of convertible notes	3,689,369	-

Changes in operating assets and liabilities:
Accounts receivable, net	(84,262)	(353,505)
Inventories, net	(4,886,227)	(993,049)
Prepaid expenses and other current assets	(422,119)	110,455
Accounts payable and accrued expenses	3,256,234	327,579
Accrued payroll and bonuses	(72,659)	361,608
Deferred revenue	(28,289)	630,148
Accrued interest - related party	74,289	316,549
Net cash used in operating activities	(5,999,433)	(1,544,039)

Cash flows from investing activities
Note receivable issuance	(1,400,000)	-
Net cash used in investing activities	(1,400,000)	-

Cash flows from financing activities
Proceeds from convertible notes payable	11,000,000	-
Debt issuance costs related to convertible notes payable	(800,251)	-
Proceeds from notes payable – related party	1,000,000	2,000,000
Repayments of notes payable – related party	(1,000,000)	-
Repayment of note payable	(2,000,000)	-
Proceeds from note payable	-	120,000
Other financing activities	9,671	-
Net cash provided by financing activities	8,209,420	2,120,000

Effect of exchange rate fluctuations on cash and cash equivalents	8,878	(2,937)

Net change in cash and cash equivalents	818,865	573,024
Cash and cash equivalents, beginning of the period	928,796	79,847
Cash and cash equivalents, end of the period	$1,747,661	$652,871

Supplemental disclosure of cash flow information
Interest paid	$111,105	$140,180
Income taxes paid	3,896	-

Supplemental disclosure of non-cash investing and financing activities
Shares issued for conversion of notes payable – related party	$6,220,003	$-
Shares issued in connection with acquisition	3,550,000	-
Elimination of related party derivative liabilities	8,754,538	-
Derivative liabilities recorded as debt discounts of convertible notes	10,199,749	-
Conversion of note payable and accrued interest into common stock	-	187,037
Warrants issued with note payable	-	70,130

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

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $71,083,942 as of October 31, 2021, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company had no allowance for doubtful accounts as of October 31, 2021 or April 30, 2021.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of October 31, 2021 consisted of $3,820,645 of finished goods, $3,441,456 of component and replacement parts, $1,566,330 of capitalized duty and freight, and a $250,000 inventory reserve. The Company’s inventory as of April 30, 2021 consisted of $1,591,826 of finished goods, $1,777,028 of component and replacement parts, $347,362 of capitalized duty and freight, and a $23,000 inventory reserve.

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

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the three and six months ended October 31, 2021:

Note derivative is related to	October 31, 2021 ending balance	Gain (loss) for three months ended October 31, 2021	Gain (loss) for six months ended October 31, 2021
4/11/21 conversion of 12/24/20 note payable	$795,482	$441,178	$434,369
4/15/21 note payable	-	1,788,123	6,014,245
5/26/21 conversion of notes payable – related party	-	2,759,718	2,867,749
8/6/21 convertible notes	14,074,568	(185,450)	(185,450)
Total	$14,870,050	$4,803,569	$9,130,913

The Black-Scholes option pricing model assumptions for the derivative liabilities during the six months ended October 31, 2021 and 2020 consisted of the following:

	2021	2020
Expected life in years	1.7 – 5.0 years	N/A
Stock price volatility	50% – 155%	N/A
Risk free interest rate	0.16% – 1.21%	N/A
Expected dividends	0%	N/A

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

There was no impairment of goodwill during the six months ended October 31, 2021 or 2020.

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020, as well as the intangible assets related to the purchase of Foundation Sports on June 21, 2021 (see Note 4). The Slinger trademark is amortized over its expected life of 20 years. Amortization expense for the six months ended October 31, 2021 and 2020 related to the Slinger trademark was $2,904 and zero, respectively.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the six months ended October 31, 2021 or 2020.

Share-Based Payments

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements and other key arrangements. The Company is required to estimate the fair value of share-based awards on the measurement date and recognize as expense that value of the portion of the award that is ultimately expected to vest over the requisite service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 6: Convertible Notes Payable, Note 7: Note Payable and Note 10: Shareholders’ Equity.

The warrants granted during the six months ended October 31, 2021 and 2020 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	2021	2020
Expected life in years	5 - 10 years	10 years
Stock price volatility	50% - 157%	148% - 152%
Risk free interest rate	0.90% - 1.63%	0.68% - 0.85%
Expected dividends	0%	0%

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

The Company had zero and 6,921,299 common shares issuable as of October 31, 2021 and 2020, which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding convertible notes payable that were convertible into 3,666,675 and zero shares of common stock as of October 31, 2021 and 2020, respectively, outstanding warrants exercisable into 37,264,721 and 16,025,000 shares of common stock as of October 31, 2021 and 2020, respectively, and 244,910 and zero shares related to make-whole provisions as of October 31, 2021 and 2020, respectively, which were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

The Company allocated the aggregate purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below:

Allocation of purchase price
Trade name	$70,000
Internally developed software	240,000
Customer relationships	2,000,000
Goodwill	1,240,000
Total purchase price	$3,550,000

The trade name, internally developed software, and customer relationships will be amortized over their expected lives of 6, 4, and 7 years, respectively. Amortization expense for the six months ended October 31, 2021 and 2020 related to the Foundation Sports intangibles was $129,054 and zero, respectively.

On September 27, 2021, the Company entered into a share purchase agreement (the “Agreement”) pursuant to which it agreed to purchase 100% of the share capital of Flixsense Pty Ltd. (the “Shares”) d/b/a Gameface (“Gameface”) in exchange for the following consideration: (i) 6,666,667 shares of the Company’s common stock (subject to adjustment); and (ii) 1,000,000 additional earn-out shares of the Company’s common stock (subject to the fulfilment of certain milestones), provided that, at the election of Jalaluddin Shaik, the majority shareholder of the selling shareholders of Gameface (“Shaik”), the Company has agreed to pay Shaik $500,000 in cash in lieu of the issuance of 142,587 shares of common stock. The closing of the acquisition is subject to the satisfaction of the closing conditions described in the Agreement. The transaction is expected to close during the Company’s quarter ended January 31, 2022.

On October 6, 2021, the Company entered into a merger agreement with, inter alia, PlaySight Interactive Ltd. (“PlaySight”) (the “PlaySight Agreement”) pursuant to which PlaySight will, subject to the satisfaction of the closing conditions described in the PlaySight Agreement, become a wholly owned subsidiary of the Company in exchange for the following consideration: (i) 28,333,333 shares of the Company’s common stock (subject to adjustment); (ii) payment of certain PlaySight transaction costs; and (iii) up to a maximum of 5,142,858 earn-out shares (subject to the fulfilment of certain milestones and reduction under certain circumstances). The transaction is expected to close during the Company’s quarter ended January 31, 2022.

NOTE 5: NOTES PAYABLE – RELATED PARTY

Beginning in October 2019, the Company entered into several loan agreements with a related party entity controlled by the former shareholder of Slinger Bag Canada. Total outstanding borrowings from this related party as of April 30, 2021 amounted to $6,220,000, which was gross of total discounts of $76,777 and consisted of the following:

Note date	Maturity date	Interest rate	April 30, 2021
6/1/2019	6/1/2021	9.5%	$1,700,000
6/30/2020	6/30/2021	9.5%	120,000
8 notes from 10/2019 – 8/2020	9/1/2021	9.5%	3,850,000
9/15/2020	9/15/2021	9.5%	250,000
11/24/2020	11/24/2021	9.5%	300,000
Total notes payable			$6,220,000

On May 26, 2021, the Company and the related party lender entered into a note conversion agreement (the “Note Conversion Agreement”) whereby the related party lender agreed to convert its total outstanding borrowings as of that date of $6,220,000 into 1,636,843 shares of the Company’s common stock. The Note Conversion Agreement contains a guarantee that the aggregate gross sales of the shares by the related party will be no less than $6,220,000 over the next three years and if the aggregate gross sales are less than $6,220,000 the Company will issue additional shares of common stock to the related party for the difference between the total gross proceeds and $6,220,000, which could result in an infinite number of shares being required to be issued.

The Company evaluated the conversion option of the notes payable to shares under the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), and determined the conversion option qualified for equity classification. The Company also evaluated the profit guarantee under ASC 815 and determined it to be a make-whole provision, which is an embedded derivative within the host instrument. As the economic characteristics of the make-whole provision are dissimilar to the host instrument, the profit guarantee was bifurcated from the host instrument and stated as a separate derivative liability, which is marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative.

On the date of conversion the Company recognized a $5,118,435 loss on extinguishment of debt, which represented the difference between the $6,220,000 in notes payable that were converted and the fair value of the shares issued of $6,220,003, which were recorded in shares issued for conversion of notes payable – related party within shareholders’ equity, the derivative liability of $5,052,934, which was valued using a Black-Scholes option pricing model, and the write-off of the unamortized debt discount of $65,498. Amortization of the debt discounts during the three months ended July 31, 2021, prior to the notes’ conversion, was $11,279, which was recorded in amortization of debt discounts in the accompanying consolidated statements of operations.

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

On August 11, 2021, the Company repaid the outstanding principal and interest to its related party lender for the July 23, 2021 loan of $500,000 and the August 4, 2021 loan of $500,000.

On August 31, 2021, the Company’s related party lender cancelled the guarantee in the Note Conversion Agreement that the aggregate gross sales of its converted shares will be no less than $6,220,000. In connection with the elimination of the profit guarantee the derivative liability ceased to exist at that time. On August 31, 2021, the fair value of the derivative liability was remeasured using a Black-Scholes option pricing model and determined to be $2,185,185. The change in fair value of the derivative through August 31, 2021, was recognized as a gain on change in fair value of derivatives of $2,759,718 and $2,867,749 for the three and six months ended October 31, 2021, respectively, and the remaining value of the derivative of $2,185,185 was reclassified to additional paid-in capital as part of shareholders’ equity during the three months ended October 31, 2021 due to the related party nature of the transaction.

There were no outstanding borrowings from this related party as of October 31, 2021. Interest expense related to this related party for the three months ended October 31, 2021 and 2020 amounted to $22,495 and $144,085, respectively. Interest expense related to this related party for six months ended October 31, 2021 and 2020 amounted to $78,728 and $316,549, respectively. Accrued interest due to this related party as of October 31, 2021 and April 30, 2021 amounted to $821,925 and $747,636, respectively.

NOTE 6: CONVERTIBLE NOTES PAYABLE

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

The Company evaluated the Warrants and the conversion options under the guidance in ASC 815 and determined they represent derivative liabilities given the variability in the exercise and conversion prices upon the event of an up list to the NASDAQ. The Company also evaluated the other embedded features in the agreement and determined the interest make-whole provision and the subsequent financing redemption represent put features that are also accounted for as derivative liabilities. The derivative liabilities are marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative (see Note 3).

The Warrants were valued at $12,026,668 on the date of issuance using a Monte Carlo simulation that accounted for the variability in the exercise price upon the event of an up list based on the Company’s expected future stock prices over the five-year term using inputs in line with those listed in Note 3. The remaining derivatives were valued at $1,862,450 on the issuance date based on the present value of their weighted average probability value.

As part of the issuance of the Convertible Notes, the Company incurred and capitalized debt issuance costs of $800,251 related to brokerage and legal fees that met the debt issuance cost capitalization criteria of ASC 835. The total discount related to the Convertible Notes on the date of issuance of $14,689,369 exceeded their value, which resulted in the Company recognizing a $3,689,369 loss on the issuance of the Convertible Notes during the three months ended October 31, 2021. The discount on the Convertible Notes will be amortized through the maturity date on a straight-line basis. Amortization of the debt discount during the three and six months ended October 31, 2021 was $2,627,778, which was recorded in amortization of debt discounts in the accompanying consolidated statements of operations.

The fair value of the derivative liability was $14,074,568 as of October 31, 2021, and the Company recognized a loss on change in fair value of $185,450 for the three and six months ended October 31, 2021.

Total outstanding borrowings related to the Convertible Notes as of October 31, 2021 were $11,000,000. The outstanding amount is net of total discounts of $8,372,222 for a net book value of $2,627,778 as of October 31, 2021. Interest expense related to the Convertible Notes for the three and six months ended October 31, 2021 was $210,222.

NOTE 7: NOTE PAYABLE

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

The Company evaluated the warrants and the profit guarantee under the guidance in ASC 815 and determined they represent a derivative liability given the profit guarantee represents a make-whole provision that is not separated from the host instrument. The derivative liability is marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative (see Note 3).

On August 6, 2021, the Company used the net proceeds from the issuance of the Convertible Notes (see Note 6) to pay 100% of the outstanding principal and accrued interest of the Note.

Amortization of the debt discount related to the Note during the three and six months ended October 31, 2021 was $1,291 and $11,228, respectively, which was recorded in amortization of debt discounts in the accompanying consolidated statements of operations. On the date the Note was paid off the unamortized debt discount balance of $1,978,295 was recognized as a loss on extinguishment of debt during the three months ended October 31, 2021.

On August 6, 2021, the Note payable holder exercised its right to convert its 2,200,000 outstanding warrants into shares of common stock of the Company. At the conversion date the Note payable holder also agreed to cancel the guarantee that the value of the shares sold will be no less, on average, than $1.50 per share through April 15, 2023. In connection with the elimination of the profit guarantee the derivative liability ceased to exist at that time. On August 6, 2021, the fair value of the derivative liability was remeasured using a Black-Scholes option pricing model and determined to be $6,569,353. The change in fair value of the derivative through August 6, 2021, was recognized as a gain on change in fair value of derivatives of $1,788,123 and $6,014,245 for the three and six months ended October 31, 2021, respectively, and the remaining value of the derivative of $6,569,353 was reclassified to additional paid-in capital as part of shareholders’ equity during the three months ended October 31, 2021 due to the related party nature of the transaction.

There were no outstanding borrowings related to the Note as of October 31, 2021. Interest expense related to the Note for the three and six months ended October 31, 2021 amounted to $30,000 and $106,667, respectively.

NOTE 8: NOTE RECEIVABLE

On July 21, 2021, the Company entered into a Convertible Loan Agreement with PlaySight Interactive Ltd (the “Borrower”) wherein the Company granted the Borrower a $2,000,000 line of credit with a six-month maturity date. Any borrowings under the line of credit bear interest at a rate of 15% per annum.

On July 26, 2021, the Company issued $300,000 to the Borrower under the line of credit. On August 26, 2021 and October 5, 2021, the Company issued an additional $700,000 and $400,000, respectively, to the Borrower under the line of credit.

As of October 31, 2021, the total note receivable balance was $1,400,000. Interest income related to the note receivable for the three and six months ended October 31, 2021 amounted to $34,602 and $35,219, respectively, which is included in interest expense, net on the consolidated statement of operations.

NOTE 9: RELATED PARTY TRANSACTIONS

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

Amounts due to related parties were $1,210,805 and $1,283,464 as of October 31, 2021 and April 30, 2021, respectively, which represented unpaid salaries, bonuses and reimbursable expenses due to officers of the Company.

The Company had outstanding notes payable of zero and $6,220,000 and accrued interest of $821,925 and $747,636 due to a related party as of October 31, 2021 and April 30, 2021, respectively (see Note 5).

The Company recognized net sales of $240,314 and $304,209 during the six months ended October 31, 2021 and 2020, respectively, to a related party. As of October 31, 2021 and April 30, 2021 the related party had outstanding accounts receivable of $30,315 and $86,956, respectively.

NOTE 10: SHAREHOLDERS’ EQUITY

Common Stock Transactions During the Six Months Ended October 31, 2021

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

On July 6, 2021, the Company issued 50,215 shares of its common stock to two employees as compensation for services rendered in lieu of cash, which resulted in $187,803 in share-based compensation expense during the three months ended July 31, 2021.

On July 11, 2021, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered, which resulted in $16,875 of operating expenses during the three months ended July 31, 2021.

During the three months ended July 31, 2021, the Company granted an aggregate total of 90,937 shares of its common stock and equity options to purchase up to 60,000 shares (which are now expired) to six new brand ambassadors as compensation for services. The expense related to the issuance of the shares and equity options is being recognized over the service agreements, similar to the warrants and equity options issued to the four other brand ambassadors in the prior year. During the three and six months ended October 31, 2021, the Company recognized $278,757 and $747,428 of operating expenses related to the shares, warrants and equity options granted to brand ambassadors.

On August 6, 2021, the Note payable holder (see Note 7) exercised its right to convert its 2,200,000 outstanding warrants into shares of common stock of the Company.

On August 6, 2021, the Company’s related party lender exercised its right to convert its 2,750,000 outstanding warrants and 6,921,299 common shares issuable into 9,671,299 shares of common stock of the Company.

On October 11, 2021, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered, which resulted in $16,875 of operating expenses during the three months ended October 31, 2021.

Warrants Issued During the Six Months Ended October 31, 2021

On October 28, 2020, the Company granted 400,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model on the grant date and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $105,457 and $214,552 of operating expenses related to this agreement during the three and six months ended October 31, 2021.

On October 29, 2020, the Company and the three members of its advisory board entered into agreements whereby each member will receive an aggregate number of warrants each quarter equal to $7,500 divided by the average closing price of the Company’s stock for the five days prior to the Company’s most recently completed fiscal quarter. The warrants vest quarterly, have an exercise price of $0.001 per share and a contractual life of 10 years from the date of issuance. During the six months ended October 31, 2021, 11,613 warrants were issued under these agreements. The warrants were valued using a Black-Scholes option pricing model on the grant date, which resulted in operating expenses of $22,085 and $45,998 during the three and six months ended October 31, 2021.

On August 6, 2021, in connection with the Convertible Notes issuance (see Note 6) the Company issued warrants to purchase up to 7,333,334 shares of common stock of the Company to the Purchasers.

On August 6, 2021, in connection with the Convertible Notes issuance the Company also granted the lead placement agent for the Offering 266,667 warrants that are exercisable for five years from August 6, 2021, at an exercise price of $3.30 (subject to adjustment as set forth in the Convertible Notes per the terms of the agreement) and are vested immediately. The warrants were valued using a Black-Scholes option pricing model on the grant date and the Company recognized $376,000 of operating expenses related to them during the three months ended October 31, 2021.

On September 3, 2021, the Company granted an aggregate total of 10,100,000 warrants to key employees and officers of the Company as compensation. The warrants have an exercise price of $0.001 per share for 10,000,000 of the warrants and $3.42 for 100,000 of the warrants, a contractual life of 10 years from the date of issuance and are vested immediately upon grant. The warrants were valued using a Black-Scholes option pricing model on the grant date and the Company recognized $32,381,309 of share-based compensation expense related to them during the three months ended October 31, 2021.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space under short-term leases with terms under a year. Total rent expense for the three months ended October 31, 2021 and 2020 amounted to $5,150 and $2,100, respectively. Total rent expense for the six months ended October 31, 2021 and 2020 amounted to $6,550 and $4,200, respectively.

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

While the initial brand focus is clearly on tennis, the Company is developing similar launchers to address other forms of tennis around the globe that are either rapidly gaining new participants or are already well-established sports in their own right. These include, but are not limited to, Pickleball (U.S.), Soft Tennis (Japan), and Paddle Tennis (International markets), all of which are currently in either development or testing and are planned for introduction in calendar 2022.

On December 3, 2020, Slinger signed an exclusive agreement with Flixsense Pty Limited d/b/a Gameface for the development of a tennis specific artificial intelligence (AI) application. The Company intends to introduce a market disrupting tennis app for players of all ages and abilities. This app will provide a wide range of analytics and other services and include practice and tennis fitness drills and activities, coaching tips and advice and a full suite of AI analytics. The Company will offer some services free of charge and will build a tiered subscription model for others. The app is expected to be ready to launch to the market in calendar 2022.

In future years, the Company plans to enter new ball sport markets such as baseball, softball, and cricket, which are currently planned for introduction in calendar 2023.

The Company delivers Slinger Launchers directly from the final assembly facility in Xiamen, China to customers either by direct shipment from the port in China, or to third party logistics facilities in Columbia, SC (U.S.) to support our U.S. business, Belleville, Ontario, Canada, Rotterdam, The Netherlands to support smaller distributors in Canada, Europe, the Middle East, Africa, and Israel.

Additionally, we ship full containers of our Slinger Triniti tennis balls from Wilson (our supplier) in Thailand to the United States and Belgium for onward distribution.

The Company has contracted with exclusive distributors globally. These include Japan, UK, Ireland, Switzerland, Scandinavian markets (covering Denmark, Sweden, Norway, Finland), Australia, New Zealand, Bulgaria, Czech Republic, Singapore, Morocco, Slovenia, Slovkian Republic, Hungary, Croatia, Germany, Austria, France, Italy, Spain, Portugal, Netherlands, Belgium and Luxembourg, Russia, Middle East GCC markets, Egypt, Bangladesh, Pakistan, Malaysia, Greece, Panama, South Africa, Hong Kong, Macau, China, Indonesia, Philippines, Ecuador and Poland and we are in various stages of negotiation with other potential market distribution companies across the globe.

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

Raw Materials

All materials used in the Slinger Launder are available off-the-shelf. The trolley bag is manufactured with 600D Polyester and has the CA65 certification for the U.S. market. The launcher housing, Oscillator and Telescopic Ball Tube parts are produced using an injection mold using poly propylene mixed with 30% glass fibers. The electronic motors, PCB boards and remote-control parts are all standard off-the-shelf items.

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

Strategy

The Company has an opportunity to disrupt the traditional tennis market globally. The Company expects to drive 80% of its global revenues through its direct-to-consumer go-to-market strategy, whether that be through its on-line e-commerce platform at www.slingerbag.com or through associated e-commerce platforms established and managed by its distribution network. The balance of revenues will be driven through partnerships with leading wholesalers, federations and teaching pro organizations and other transactions across various markets. The Company will operate a third-party distributor structure in all markets with the exception of the United States, the largest tennis market globally, Canada and its founder’s home market of Israel. Distributor partners will have exclusive territories and will have a recognized background within the tennis industry for their market as well as having the financial capacity and service infrastructure to aggressively grow the Slinger brand. Uniquely in the sports industry, all consumer orders received into Slingerbag.com from markets outside the United States will be routed back to our local distribution partners to fulfill and to service their local customers. All distributor partners will purchase with advanced orders, either based on a vendor-direct FOB Asia direct ship or through 1 of our 3 global 3rd party distribution facilities on a duty paid basis and at premium cost price. Currently, the Company has signed a number of exclusive distribution agreements in key markets and has on-going discussions with other key potential distributor partners in other markets around the globe.

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

Distribution Agreements

Slinger Bag Americas has entered into exclusive distribution agreements for Slinger’s line of products, including, but not limited to, tennis ball launcher devices, tennis ball launcher accessories, sports bags, tennis balls, tennis court accessories and other tennis related products in the following markets and with the following distributors:

Territory	Distributor	Minimum Purchase Requirement of Slinger Bag Tennis Ball Launchers
Japan	Globeride Inc.	32,500 through the end of January 2025
United Kingdom and Ireland	Framework Sports & Marketing Ltd	9,000 through the end of May 2025
Switzerland	Ace Distribution	3,000 through the end of May 2025
Denmark, Finland, Norway and Sweden	Frihavnskompagniet ApS	6,500 through the end of December 2025
Morocco	Planet Sport Sarl	1,000 through the end of December 2025
Australia	Sportsman Warehouse t/a Tennis Only	2,500 through the end of 2025
New Zealand	Sporting Goods Specialists	100 through the end of 2025
Bulgaria	Ark Dream EOOD	950 through the end of 2025
Chile	Sporting Brands Ltda	165 through the end of 2025
Croatia, Hungary and Slovenia	Go 4 d.o.o.	380 through the end of 2025
Austria, Belgium, France, Germany, Italy, Luxembourg, Portugal, Spain and The Netherlands	Dunlop International Europe Ltd	120,000 through the end of 2025
Singapore	Tennis Bot Pte Ltd	950 through the end of 2025
India	Racquets4U	10,000 through the end of 2025
Israel	Eran Shine	2,050 through the end of 2025
Bahrain, Bangladesh, Egypt, Kuwait, Maldives, Oman, Pakistan, Qatar, Saudi Arabia, Sri Lanka, Tunisia and United Arab Emirates	Color Sports Inc	3,000 through the end of 2025
Greece	Elsol	380 through the end of 2025
Panama	Orange Pro	50 through the end of 2021
Russia	Neva Sport	1,900 through the end of 2025
Malaysia	Tennis Bot	500 through the end of 2025
Czech and Slovak Republics	RaketSport s.r.o	3,000 through the end of 2025
South Africa	Golf Racket Pty Ltd	5,000 through the end of 2025
Hong Kong and Macau	Tennis Bot	750 through the end of 2025
Indonesia and Philippines	Tennis Bot	650 through the end of 2026
China	Xiamen Powerway Sports Co. Ltd	17,500 through the end of 2026
Poland	Frameworks Sports Poland	1,850 through the end of 2026
Ecuador	Brandsinc SA / Siati Express	240 through the end of 2026
Total		223,915

Brand Endorsements

We have reached agreements with several globally recognized tennis players and coaches to become brand ambassadors.

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

Throughout 2020 we sponsored several prominent tennis events, e.g., Battle of the Brits, Tie Break 10s (all shown live across the globe).

Research and Development

The Company is involved in additional research and development of transportable, affordable and player-enhancing ball launching machines and associated game improvement products for all ball sports. Following a successful launch of its tennis ball launcher, Slinger is currently field testing its new pickleball, paddle and soft tennis launchers, which are expected to be introduced to the market in calendar 2022. Slinger plans to introduce similar transportable, versatile and affordable ball launchers for baseball, softball, cricket, badminton and other high participation ball sports over the course of the next 3 years. In this connection, on September 10, 2020, Slinger entered into an agreement with Igloo Design, which is the same company that designed the Slinger Launcher for tennis, for a Slinger ball launcher for baseball and softball. This development commenced in the second half of 2020 and initial design ideas and further direction have been provided.

We retain outside consultants to provide research and product design services and each consultant has a specific expertise (e.g., molding technology, electronics, product design, bag design, as examples). We also are working with a select group of highly qualified and resourceful third-party suppliers in Asia. We are continually striving to identify product enhancements, new concepts and improvement to the production process on an on-going daily basis. In respect of any new project, management provides detailed briefs, market data, product cost targets, competitive analysis, timelines and project cost goals to either the product consultants or vendors and manages them to agreed upon key performance indicators (“KPIs”). These KPI’s include, but are not limited to: (i) manufacturing to target costs; (ii) agreed development timelines; (iii) established quality criteria; and (iv) defined performance criteria.

We also retain specialist trademark and patent attorneys and work with these attorneys on the projects, as needed.

Government Regulation

Both Slinger Launcher and Slinger Oscillator meet all the U.S. government requirements for electrical, radio wave and battery standards as well as having all necessary and required certification to facilitate global marketing and sales of these products.

Results of Operations for the Three Months Ended October 31, 2021 and 2020

The following are the results of our operations for the three months ended October 31, 2021 as compared to 2020:

	For the Three Months Ended
	October 31,	October 31,
	2021	2020	Change
	(Unaudited)	(Unaudited)

Net sales	$5,400,542	$2,620,068	$2,780,474
Cost of sales	3,315,605	1,579,750	1,735,855
Gross income	2,084,937	1,040,318	1,044,619

Operating expenses:
Selling and marketing expenses	887,809	397,922	489,887
General and administrative expenses	36,197,888	829,510	35,368,378
Research and development costs	103,318	15,439	87,879
Total operating expenses	37,189,015	1,242,871	35,946,144
Loss from operations	(35,104,078)	(202,553)	(34,901,525)

Other expense (income):
Amortization of debt discounts	2,629,069	52,543	2,576,526
Loss on extinguishment of debt	1,978,295	1,999,487	(21,192)
Induced conversion loss	-	51,412	(51,412)
Gain on change in fair value of derivatives	(4,803,569)	-	(4,803,569)
Loss on issuance of convertible notes	3,689,369	-	3,689,369
Interest expense - related party	22,495	144,085	(121,590)
Interest expense, net	205,620	74,046	131,574
Total other expense	3,721,279	2,321,573	1,399,706
Loss before income taxes	(38,825,357)	(2,524,126)	(36,301,231)
Provision for income taxes	-	-	-
Net loss	$(38,825,357)	$(2,524,126)	$(36,301,231)

Net sales

Net sales increased $2,780,474, or 106%, during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020. The increase is due to an increase in the number of new orders placed on the Company’s website and from its international distributors and fulfilled during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 when the product was still relatively new to the market. As of October 31, 2021, we had deferred revenue of $71,242 representing amounts received for units that have not been shipped to customers. We expect these orders to be fulfilled and the sales to be recognized in the Company’s next fiscal quarter.

Cost of sales and Gross income

Cost of sales increased $1,735,855, or 110%, during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020, which was primarily due to the increase in net sales. Gross income increased $1,044,619, or 100%, during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020. The slight decrease in gross margin as compared to prior year is primarily due to increased freight and duty costs in the current year as compared to prior year.

Selling and marketing expenses

Selling and marketing expenses increased $489,887, or 123%, during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020. This increase is largely driven by an increase in social media advertising, sponsorships, and other investments in our public relations presence in the current year in order to drive sales and build brand awareness.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $35,368,378 during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020. This increase is primarily driven by an increase of $32,381,309 of share-based compensation related to warrants granted to employees, a $681,155 increase in expense related to shares and warrants issued in connection with services the majority of which relate to the warrants issued to the lead placement agent as part of the issuance of the Convertible Notes, and a $1,000,000 increase in legal fees related to closing costs incurred as part of the acquisitions of PlaySight Interactive Ltd. and Flixsense Pty Ltd. d/b/a Gameface during the three months ended October 31, 2021. The remainder of the increase is largely due to an increase in compensation expense due to increased headcount to support the continued growth of the business as well as the acquisition of Foundation Sports in 2021.

Research and development costs

Research and development costs increased $87,879 during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020. This increase is primarily driven by our investment in a new platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers, which we began developing in December 2020, as well as the continued development and testing of launchers for new ball sports that are expected to be brought to market in the future.

Other expense

Total other expense increased $1,399,706 during the three months ended October 31, 2021 as compared to the three months ended October 31, 2020. The increase was primarily due to the loss on the issuance of the Convertible Notes as well as an increase in amortization of debt discounts and interest expense, net due to the issuance of the Convertible Notes during the three months ended October 31, 2021. These increases were partially offset by the increased gain on the change in fair value of derivatives as well as a decrease in the loss on extinguishment of debt, induced conversion loss, and related party interest expense as a result of lower related party debt balances year over year.

Results of Operations for the Six Months Ended October 31, 2021 and 2020

The following are the results of our operations for the six months ended October 31, 2021 as compared to 2020:

	For the Six Months Ended
	October 31,	October 31,
	2021	2020	Change
	(Unaudited)	(Unaudited)

Net sales	$7,938,115	$3,185,053	$4,753,062
Cost of sales	5,067,956	2,516,650	2,551,306
Gross income	2,870,159	668,403	2,201,756

Operating expenses:
Selling and marketing expenses	1,594,906	699,940	894,966
General and administrative expenses	38,592,687	1,588,778	37,003,909
Research and development costs	277,366	43,549	233,817
Total operating expenses	40,464,959	2,332,267	38,132,692
Loss from operations	(37,594,800)	(1,663,864)	(35,930,936)

Other expense (income):
Amortization of debt discounts	2,650,285	286,251	2,364,034
Loss on extinguishment of debt	7,096,730	1,432,820	5,663,910
Induced conversion loss	-	51,412	(51,412)
Gain on change in fair value of derivatives	(9,130,913)	-	(9,130,913)
Loss on issuance of convertible notes	3,689,369	-	3,689,369
Interest expense – related party	78,728	316,549	(237,821)
Interest expense, net	281,670	147,256	134,414
Total other expense	4,665,869	2,234,288	2,431,581
Loss before income taxes	(42,260,669)	(3,898,152)	(38,362,517)
Provision for income taxes	-	-	-
Net loss	$(42,260,669)	$(3,898,152)	$(38,362,517)

Net sales

Net sales increased $4,753,062, or 149%, during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020. The increase is due to an increase in the number of new orders placed on the Company’s website and from its international distributors and fulfilled during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020 when a large portion of the orders during the first three months of the year were related to the Kickstarter and Indiegogo crowdfunding campaigns initiated in fiscal year 2019.

Cost of sales and Gross income

Cost of sales increased $2,551,306, or 101%, during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020, which was primarily due to the increase in net sales. Gross income increased $2,201,756, or 329%, during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020.

The increase in gross margin is largely due to the first quarter of the prior year resulting in a gross loss on net sales due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initially scheduled we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased cost of sales, and (3) due to sanctions by the U.S. against Chinese sourced products, the import duty was raised on all launchers brought into the U.S. increasing our cost of sales. As a result, our cost of sales exceeded initial sales values raised in our crowdfunding campaigns. As of the beginning of the third quarter in the prior year, substantially all of the initial crowdfunding orders had been fulfilled.

Selling and marketing expenses

Selling and marketing expenses increased $894,966, or 128%, during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020. This increase is largely driven by an increase in social media advertising, sponsorships, and other investments in our public relations presence in the current year in order to drive sales and build brand awareness.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $37,003,909 during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020. This increase is primarily driven by an increase of $32,381,309 of share-based compensation related to warrants granted to employees, a $1,233,883 increase in expense related to shares and warrants issued in connection with services the majority of which relate to the warrants issued to the lead placement agent as part of the issuance of the Convertible Notes and shares and warrants issued to brand ambassadors, and a $1,000,000 increase in legal fees related to closing costs incurred as part of the acquisitions of PlaySight Interactive Ltd. and Flixsense Pty Ltd. d/b/a Gameface during the six months ended October 31, 2021. The remainder of the increase is largely due to an increase in compensation expense due to increased headcount to support the continued growth of the business as well as the acquisition of Foundation Sports in 2021.

Research and development costs

Research and development costs increased $233,817 during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020. This increase is primarily driven by our investment in a new platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers, which we began developing in December 2020, as well as the continued development and testing of launchers for new ball sports that are expected to be brought to market in the future.

Other expense

Total other expense increased $2,431,581 during the six months ended October 31, 2021 as compared to the six months ended October 31, 2020. The increase was primarily due to the loss on the issuance of the Convertible Notes, an increase in loss on extinguishment of debt as a result of the conversion of the notes payable – related party, and increases in amortization of debt discounts and interest expense, net due to the issuance of the Convertible Notes during the six months ended October 31, 2021. These increases were partially offset by an increased gain on the change in fair value of derivatives as well as a decrease in induced conversion loss and related party interest expense as a result of lower related party debt balances year over year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $71,083,942 as of October 31, 2021, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended October 31, 2021 and 2020:

	For the Six Months Ended
	October 31,	October 31,
	2021	2020
Net cash used in operating activities	$(5,999,433)	$(1,544,039)
Net cash used in investing activities	(1,400,000)	-
Net cash provided by financing activities	8,209,420	2,120,000

We had cash and cash equivalents of $1,747,661 as of October 31, 2021, as compared to $928,796 as of April 30, 2021.

Net cash used in operating activities was $5,999,433 during the six months ended October 31, 2021, as compared to $1,544,039 during the same period in 2020. Our net cash used in operating activities during the six months ended October 31, 2021 was primarily the result of our net loss of $42,260,669 for the period as well as increases in inventory, prepaid expenses and other current assets, and accounts receivable as well as decreases in accrued payroll and bonuses and deferred revenue during the period, which was partially offset by net non-cash expenses of $38,424,269 and increases in accounts payable and accrued expenses and accrued interest – related party during the period. Our net cash used in operating activities during the six months ended October 31, 2020 was primarily the result of our net loss of $3,898,152 for the period as well as increases in inventory and accounts receivable during the period, which was partially offset by net non-cash expenses of $1,954,328, increases in accounts payable and accrued expenses, accrued payroll and bonuses, deferred revenue and accrued interest – related party as well as a decrease in prepaid expenses and other current assets during the period.

Net cash used in investing activities was $1,400,000 and $0 for the six months ended October 31, 2021 and 2020. Our net cash used in investing activities during the six months ended October 31, 2021 consisted of $1,400,000 in issuances related to a note receivable.

Net cash provided by financing activities was $8,209,420 for the six months ended October 31, 2021, as compared to $2,120,000 for the same period in 2020. Cash provided by financing activities for the six months ended October 31, 2021 primarily consisted of proceeds of $11,000,000 from convertible notes payable and proceeds of $1,000,000 from notes payable with a related party, which was partially offset by a $2,000,000 repayment of a note payable, a $1,000,000 repayment of related party notes payable and $800,251 in debt issuance costs related to the convertible notes payable. Cash provided by financing activities for the six months ended October 31, 2021 consisted of proceeds of $2,000,000 from notes payable with a related party and proceeds of $120,000 from a note payable.

Description of Indebtedness

Notes Payable – Related Party

There were no outstanding borrowings from the Company’s related party lender as of October 31, 2021. Accrued interest due to this related party as of October 31, 2021 amounted to $821,925.

See Note 5 to the condensed consolidated financial statements for additional information.

Convertible Notes Payable

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

Total outstanding borrowings related to the Convertible Notes as of October 31, 2021 were $11,000,000. The outstanding amount is net of total discounts of $8,372,222 for a net book value of $2,627,778 as of October 31, 2021.

See Note 6 to the condensed consolidated financial statements for additional information.

Note Payable

On April 15, 2021, the Company entered into a $2,000,000 note payable (the “Note”). The Note matures April 14, 2023 and bears interest at fifteen percent (15%) per year. The Company pays interest at maturity, at which time all principal and unpaid interest is due.

On August 6, 2021, the Company used the net proceeds from the issuance of the Convertible Notes to pay 100% of the outstanding principal and accrued interest of the Note.

See Note 7 to the condensed consolidated financial statements for additional information.

Future amounts due as of October 31, 2021 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible notes payable	$11,000,000	$11,000,000	$-	$-	$-
Total	$11,000,000	$11,000,000	$-	$-	$-

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

Going Concern

Our independent registered public accounting firm auditors’ report accompanying our April 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of October 31, 2021 due to the material weaknesses that were identified and listed below.

Changes in Internal Control Over Financial Reporting

In connection with our management’s assessment of controls over financial reporting during the year ended April 30, 2021, we identified the following material weaknesses:

●	The Company lacks adequate segregation of duties due to the small size of the organization. Further, the Company lacks an independent Board of Directors or Audit Committee to ensure adequate monitoring or oversight.

●	The Company lacks accounting resources and controls to prevent or detect material misstatements. Specifically, the Company continues to have a material weakness in our controls over accounting for inventory due to a lack of controls over ensuring inventory movement was being processed accurately and in a timely manner, which resulted in significant audit adjustments relating to the value of our inventory and cost of sales. Further, while the Company engages service providers to assist with U.S. GAAP compliance the Company lacks resources with adequate knowledge to oversee those services. Lastly, the Company does not have sufficient resources to complete timely reconciliations and transactional reviews, which resulted in delays in the financial reporting process in the prior year.

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of October 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2021, the Company issued 1,636,843 shares of its common stock for the conversion of related party notes payable.

On June 23, 2021, the Company issued 540,000 shares of its common stock as partial consideration for the acquisition of Foundation Sports.

On July 6, 2021, the Company issued 50,215 shares of its common stock to two employees as compensation for services rendered in lieu of cash.

On July 11, 2021, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered.

During the six months ended October 31, 2021, the Company granted an aggregate total of 90,937 shares of its common stock to six new brand ambassadors as compensation for services.

On August 6, 2021, the Note payable holder exercised its right to convert its 2,200,000 outstanding warrants into shares of common stock of the Company.

On August 6, 2021, the Company’s related party lender exercised its right to convert its 2,750,000 outstanding warrants and 6,921,299 common shares issuable into 9,671,299 shares of common stock of the Company.

On October 11, 2021, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered.

Item 6. Exhibits

10.1	Form of 8% Senior Convertible Notes *

10.2	Form of Securities Purchase Agreement *

10.3	Form of Warrant *

10.4	Subsidiary Guarantee *

10.5	Form of Registration Rights Agreement *

10.6	Loan Agreement dated August 4, 2021 with 2622325 Ontario Limited *

10.7	Employment Agreement by and between the Company and Jason Seifert *^

10.8	Employment Agreement by and between the Company and Paul McKeown *^

10.9	Loan Agreement dated July 23, 2021 with 2622325 Ontario Limited *

10.10	Share Purchase Agreement dated September 27, 2021 **

10.11	Service Agreement Side Deed dated September 27, 2021 **

10.12	Jalaluddin Shaik Service Agreement dated September 27, 2021 **^

10.13	James Melvin Priyarajan Service Agreement dated September 27, 2021 **^

10.14	Merger Agreement dated October 6, 2021 ***

10.15	Convertible Loan Agreement dated July 21, 2021 as amended by First Amendment to Convertible Loan Agreement dated October 7, 2021 ***

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2021
**	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on September 27, 2021
***	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on October 12, 2021
^	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: December 20, 2021	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: December 20, 2021	By:	/s/ Jason Seifert
Jason Seifert
Chief Financial Officer

