Form 10-Q
period 2022-01-31
Slinger Bag Inc.
filed 2022-03-17
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of February 28, 2022, was 47,327,560.

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

i

SLINGER BAG INC.

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SLINGER BAG INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2022	April 30, 2021
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,082,446	$928,796
Accounts receivable, net	1,209,253	762,487
Inventories, net	8,669,721	3,693,216
Prepaid inventory	1,777,905	140,047
Loan and interest receivable	2,355,349	-
Prepaid expenses and other current assets	99,785	60,113
Total current assets	15,194,459	5,584,659

Goodwill	1,240,000	-
Other intangible assets, net	2,200,105	112,853
Total assets	$18,634,564	$5,697,512

Liabilities and Shareholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$7,942,523	$2,050,476
Accrued payroll and bonuses	1,612,531	1,283,464
Deferred revenue	18,508	99,531
Accrued interest - related party	850,092	747,636
Notes payable - related party, net	2,000,000	6,143,223
Convertible notes payable, net	7,577,778	-
Derivative liabilities	8,926,083	13,813,449
Total current liabilities	28,927,515	24,137,779

Long-term liabilities
Note payable, net	-	10,477
Total liabilities	28,927,515	24,148,256

Commitments and contingencies (Note 11)

Shareholders’ deficit
Common stock, $0.001 par value, 300,000,000 shares authorized, 41,888,372 and 27,642,828 shares issued and outstanding as of January 31, 2022 (unaudited) and April 30, 2021, respectively; 0 and 6,921,299 shares issuable as of January 31, 2022 (unaudited) and April 30, 2021, respectively	41,888	27,643
Additional paid-in capital	63,166,203	10,365,056
Accumulated other comprehensive loss	(46,976)	(20,170)
Accumulated deficit	(73,454,066)	(28,823,273)
Total shareholders’ deficit	(10,292,951)	(18,450,744)
Total liabilities and shareholders’ deficit	$18,634,564	$5,697,512

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,201,745	$4,123,648	$12,139,860	$7,308,701
Cost of sales	3,234,430	3,245,493	8,302,386	5,762,143
Gross income	967,315	878,155	3,837,474	1,546,558

Operating expenses:
Selling and marketing expenses	920,161	351,845	2,515,067	1,051,785
General and administrative expenses	2,942,501	1,385,626	41,535,188	2,974,404
Research and development costs	275,908	137,156	553,274	180,705
Total operating expenses	4,138,570	1,874,627	44,603,529	4,206,894
Loss from operations	(3,171,255)	(996,472)	(40,766,055)	(2,660,336)

Other expense (income):
Amortization of debt discounts	2,750,000	39,175	5,400,285	325,426
Loss on extinguishment of debt	-	95,760	7,096,730	1,528,580
Induced conversion loss	-	-	-	51,412
Gain on change in fair value of derivatives	(5,943,967)	-	(15,074,880)	-
Loss on issuance of convertible notes	2,200,000	-	5,889,369	-
Interest expense - related party	28,167	137,480	106,895	454,029
Interest expense, net	164,669	22,199	446,339	169,455
Total other expense (income)	(801,131)	294,614	3,864,738	2,528,902
Loss before income taxes	(2,370,124)	(1,291,086)	(44,630,793)	(5,189,238)
Provision for income taxes	-	-	-	-
Net loss	(2,370,124)	(1,291,086)	(44,630,793)	(5,189,238)

Other comprehensive gain (loss), net of tax
Foreign currency translation adjustments	(34,630)	816	(26,806)	(2,121)
Total other comprehensive gain (loss), net of tax	(34,630)	816	(26,806)	(2,121)
Comprehensive loss	$(2,404,754)	$(1,290,270)	$(44,657,599)	$(5,191,359)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(1.19)	$(0.20)
Weighted average number of common shares outstanding, basic and diluted	41,873,698	26,795,030	37,360,953	26,497,184

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, April 30, 2020	24,749,354	$24,749	$5,214,970	$(5,036)	$(10,228,513)	$(4,993,830)
Shares issued related to note payable	1,216,560	1,217	(1,217)	-	-	-
Shares and warrants issued in connection with services	243,800	244	65,582	-	-	65,826
Foreign currency translation	-	-	-	(1,393)	-	(1,393)
Net loss	-	-	-	-	(1,374,026)	(1,374,026)
Balance, July 31, 2020	26,209,714	$26,210	$5,279,335	$(6,429)	$(11,602,539)	$(6,303,423)
Shares issued for conversion of convertible debt	300,000	300	238,149	-	-	238,449
Shares and warrants issued in connection with services	100,000	100	117,919	-	-	118,019
Warrants issued related to notes payable – related party	-	-	2,069,617	-	-	2,069,617
Foreign currency translation	-	-	-	(1,544)	-	(1,544)
Net loss	-	-	-	-	(2,524,126)	(2,524,126)
Balance, October 31, 2020	26,609,714	$26,610	$7,705,020	$(7,973)	$(14,126,665)	$(6,403,008)
Shares issued in connection with purchase of trademark	35,000	35	35,316	-	-	35,351
Shares issued in connection with conversion of notes payable	500,000	500	499,500	-	-	500,000
Warrants issued related to notes payable – related party	-	-	124,931	-	-	124,931
Warrants issued in connection with purchase of trademark	-	-	50,232	-	-	50,232
Shares and warrants issued in connection with services	202,032	202	328,459	-	-	328,661
Foreign currency translation	-	-	-	816	-	816
Net loss	-	-	-	-	(1,291,086)	(1,291,086)
Balance, January 31, 2021	27,346,746	$27,347	$8,743,458	$(7,157)	$(15,417,751)	$(6,654,103)

Balance, April 30, 2021	27,642,828	$27,643	$10,365,056	$(20,170)	$(28,823,273)	$(18,450,744)
Shares issued for conversion of notes payable – related party	1,636,843	1,637	6,218,366	-	-	6,220,003
Shares issued in connection with acquisition	540,000	540	3,549,460	-	-	3,550,000
Shares and warrants issued in connection with services	109,687	110	618,444	-	-	618,554
Share-based compensation	50,215	50	187,753	-	-	187,803
Foreign currency translation	-	-	-	(13,028)	-	(13,028)
Net loss	-	-	-	-	(3,435,312)	(3,435,312)
Balance, July 31, 2021	29,979,573	$29,980	$20,939,079	$(33,198)	$(32,258,585)	$(11,322,724)
Shares issued for conversion of warrants	4,950,000	4,950	(2,200)	-	-	2,750
Shares issued for conversion of common shares issuable	6,921,299	6,921	-	-	-	6,921
Elimination of related party derivative liabilities	-	-	8,754,538	-	-	8,754,538
Shares and warrants issued in connection with services	18,750	19	799,155	-	-	799,174
Share-based compensation	-	-	32,381,309	-	-	32,381,309
Foreign currency translation	-	-	-	20,852	-	20,852
Net loss	-	-	-	-	(38,825,357)	(38,825,357)
Balance, October 31, 2021	41,869,622	$41,870	$62,871,881	$(12,346)	$(71,083,942)	$(8,182,537)
Shares and warrants issued in connection with services	18,750	18	294,322	-	-	294,340
Foreign currency translation	-	-	-	(34,630)	-	(34,630)
Net loss	-	-	-	-	(2,370,124)	(2,370,124)
Balance, January 31, 2022	41,888,372	$41,888	$63,166,203	$(46,976)	$(73,454,066)	$(10,292,951)

See accompanying notes to unaudited condensed consolidated financial statements

SLINGER BAG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	January 31,	January 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(44,630,793)	$(5,189,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	222,748	1,299
Gain on change in fair value of derivatives	(15,074,880)	-
Shares and warrants issued with services	1,712,068	447,478
Share-based compensation	32,569,112	-
Loss on extinguishment of debt	7,096,730	1,528,580
Induced conversion loss	-	51,412
Amortization of debt discounts	5,400,285	325,426
Loss on issuance of convertible notes	5,889,369	-

Changes in operating assets and liabilities:
Accounts receivable, net	(447,101)	(1,433,312)
Inventories, net	(4,981,916)	(1,401,782)
Prepaid expenses and other current assets	(1,783,155)	82,099
Accounts payable and accrued expenses	5,893,935	1,352,468
Accrued payroll and bonuses	329,067	708,328
Deferred revenue	(81,023)	(66,074)
Accrued interest - related party	102,456	454,030
Net cash from operating activities	(7,783,098)	(3,139,286)

Cash flows from investing activities
Purchase of trademark	-	(30,000)
Note receivable issuance	(2,250,000)	-
Net cash from investing activities	(2,250,000)	(30,000)

Cash flows from financing activities
Proceeds from convertible notes	11,000,000	-
Debt issuance costs from convertible notes	(800,251)	-
Proceeds from notes - related party	3,000,000	2,300,000
Repayments of notes - related party	(1,000,000)	-
Repayment of note payable	(2,000,000)	-
Proceeds from note payable	-	1,120,000
Other financing activities	9,671	-
Net cash from financing activities	10,209,420	3,420,000

Effect of exchange rate	(22,672)	(120)

Net change in cash and cash equivalents	153,650	250,594
Cash and cash equivalents, beg of period	928,796	79,847
Cash and cash equivalents, end of period	$1,082,446	$330,441

Supplemental disclosure of cash flow information
Interest paid	$111,105	$165,900
Income taxes paid	13,729	3,668

Supplemental disclosure of non-cash investing and financing activities
Transfer of notes payable to notes payable - related party	-	1,820,000
Transfer of convertible note payable to notes payable	-	1,700,000
Shares issued for conversion of notes payable – related party	6,220,003	-
Shares issued in connection with acquisition	3,550,000	-
Shares and warrants issued in connection with purchase of trademark	-	85,583
Elimination of related party derivative liabilities	8,754,538	-
Derivative liabilities recorded as debt discounts of convertible notes	10,199,749	-
Conversion of notes payable and accrued interest into common stock	-	687,037
Warrants and shares issued with note payable	-	195,061

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

NOTE 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $73,454,066 as of January 31, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In respect to additional financing, refer to Notes 5, 6, 7, and 12. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company had a $10,000 and $0 allowance for doubtful accounts as of January 31, 2022 and April 30, 2021, respectively.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of January 31, 2022 consisted of $4,532,972 of finished goods, $2,441,085 of component and replacement parts, $1,945,664 of capitalized duty and freight, and a $250,000 inventory reserve. The Company’s inventory as of April 30, 2021 consisted of $1,591,826 of finished goods, $1,777,028 of component and replacement parts, $347,362 of capitalized duty and freight, and a $23,000 inventory reserve.

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

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the three and nine months ended January 31, 2022:

Note derivative is related to	January 31, 2022 ending balance	Gain (loss) for three months ended January 31, 2022	Gain (loss) for nine months ended January 31, 2022
4/11/21 conversion of 12/24/20 note payable	$1,027,509	$232,027	$(202,342)
4/15/21 note payable	-	-	(6,014,245)
5/26/21 conversion of notes payable – related party	-	-	(2,867,749)
8/6/21 convertible notes	7,898,574	(6,175,994)	(5,990,544)
Total	$8,926,083	$(5,943,967)	$(15,074,880)

The Black-Scholes option pricing model assumptions for the derivative liabilities during the nine months ended January 31, 2022 and 2021 consisted of the following:

	2022	2021
Expected life in years	1.7 – 5.0 years	N/A
Stock price volatility	50% - 155%	N/A
Risk free interest rate	0.16% - 1.56%	N/A
Expected dividends	0%	N/A

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

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually.

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

There was no impairment of goodwill during the nine months ended January 31, 2022 or 2021.

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020, as well as the intangible assets related to the purchase of Foundation Sports on June 21, 2021 (see Note 4). The Slinger trademark is amortized over its expected life of 20 years. Amortization expense for the nine months ended January 31, 2022 and 2021 related to the Slinger trademark was $4,348 and $1,299, respectively.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the nine months ended January 31, 2022 or 2021.

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

The warrants granted during the nine months ended January 31, 2022 and 2021 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	2022	2021
Expected life in years	5 – 10 years	5-10 years
Stock price volatility	50.0% - 156.7%	148.3% - 151.9%
Risk free interest rate	0.77% - 1.63%	0.68% - 0.85%
Expected dividends	0%	0%

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

The Company had 0 and 6,921,299 common shares issuable as of January 31, 2022 and 2021, which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding convertible notes payable that were convertible into 4,400,000 and 0 shares of common stock as of January 31, 2022 and 2021, respectively, outstanding warrants exercisable into 37,272,401 and 16,200,000 shares of common stock as of January 31, 2022 and 2021, respectively, and 642,303 and 0 shares related to make-whole provisions as of January 31, 2022 and 2021, respectively, which were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

The trade name, internally developed software, and customer relationships will be amortized over their expected lives of 6, 4, and 7 years, respectively. Amortization expense for the nine months ended January 31, 2022 and 2021 related to the Foundation Sports intangibles was $218,400 and 0, respectively.

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

On August 31, 2021, the Company’s related party lender cancelled the guarantee in the Note Conversion Agreement that the aggregate gross sales of its converted shares will be no less than $6,220,000. In connection with the elimination of the profit guarantee the derivative liability ceased to exist at that time. On August 31, 2021, the fair value of the derivative liability was remeasured using a Black-Scholes option pricing model and determined to be $2,185,185. The change in fair value of the derivative through August 31, 2021, was recognized as a gain on change in fair value of derivatives of $2,867,749 for the nine months ended January 31, 2022, and the remaining value of the derivative of $2,185,185 was reclassified to additional paid-in capital as part of shareholders’ equity during the three months ended October 31, 2021 due to the related party nature of the transaction.

On January 14, 2022, the Company entered into two loan agreements with Yonah Kalfa and Naftali Kalfa, each for $1,000,000, pursuant to which the Company received a total amount of $2,000,000. The loans bear interest at a rate of 8% per annum and are required to be repaid in full by April 30, 2022 or such other date as may be accepted by the lenders. The Company is not permitted to make any distribution or pay any dividends unless or until the loans are repaid in full.

There was $2,000,000 in outstanding borrowings from related parties as of January 31, 2022. Interest expense related to the related parties for the three months ended January 31, 2022 and 2021 amounted to $28,167 and $137,480, respectively. Interest expense related to related parties for the nine months ended January 31, 2022 and 2021 amounted to $106,895 and $454,029, respectively. Accrued interest due to related parties as of January 31, 2022 and April 30, 2021 amounted to $850,092 and $747,636, respectively.

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

As part of the issuance of the Convertible Notes, the Company incurred and capitalized debt issuance costs of $800,251 related to brokerage and legal fees that met the debt issuance cost capitalization criteria of ASC 835. The total discount related to the Convertible Notes on the date of issuance of $14,689,369 exceeded their value, which resulted in the Company recognizing a $3,689,369 loss on the issuance of the Convertible Notes during the three months ended October 31, 2021. The discount on the Convertible Notes will be amortized through the maturity date on a straight-line basis. Amortization of the debt discount during the three and nine months ended January 31, 2022 was $2,750,000 and $5,377,778, which was recorded in amortization of debt discounts in the accompanying consolidated statements of operations.

On December 31, 2021, the Company entered into an Omnibus Amendment Agreement (the “Omnibus Agreement”) with certain Purchasers who are collectively holders of 67% or more of the Securities outstanding related to the August 6, 2021 Convertible Notes, amending each of (i) the Purchase Agreement and (ii) the Registration Rights Agreement. Simultaneously with the execution of the Omnibus Agreement, the Company issued to each Purchaser a Replacement Note (as defined below) in replacement of the Convertible Note held prior to December 31, 2021 by such Purchaser (each, an “Existing Note”).

The Purchase Agreement was amended to, among other things, (i) delete Exhibit A and replace it in its entirety with the 8% Senior Convertible Note (the “Replacement Note”) filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated January 5, 2021, (ii) add a new definition of “Inventory Financing”, (iii) amend Section 4.18 to add at the end of Section 4.18 before the final period “, it being agreed that the provisions of this Section 4.18 shall not apply to the Qualified Subsequent Financing expected to occur after the date hereof”, (iv) delete Section 4.20 and replace it in its entirety with substantially the same text, including the following after the period, replacing the period with a semicolon: “; provided that the provisions of this Section 4.20 shall not apply to (i) in respect of any Holder to the extent that such Holder is an investor or a purchaser of the securities offered pursuant such Subsequent Financing, and (ii) with respect to an Inventory Financing.”, and (v) add a new Section 4.21. Most-Favored Nation provision.

The Registration Rights Agreement was amended to, among other things, (i) delete the definition “Effectiveness Date” in Section 1 and replace it in its entirety with substantially the same text but revise the definition of “Effectiveness Date” causing the Initial Registration Statement required to be filed by January 31, 2022, and (ii) delete Section 2(d) and replace it in its entirety with substantially the same text but revised to delete the following “(2) no liquidated damages shall accrue or be payable hereunder with respect to any day on which the high price of the Common Stock on the Trading Market on which the Common Stock is then listed or traded is less than the then-applicable Conversion Price,” resulting in renumbering the text that follows as (2) instead of (3).

As consideration for entering into the Omnibus Agreement, the outstanding principal balance of the Existing Note held by each Purchaser was increased by twenty percent (20%) and such increased principal balance is reflected on the Replacement Note issued to each Purchaser. The Company recognized a $2,200,000 loss on issuance of convertible notes during the three months ended January 31, 2022 related to this amendment.

The fair value of the derivative liability related to the Convertible Notes was $7,898,574 as of January 31, 2022, and the Company recognized a gain on change in fair value of $6,175,994 and $5,990,544 for the three and nine months ended January 31, 2022.

Total outstanding borrowings related to the Convertible Notes as of January 31, 2022 were $13,200,000. The outstanding amount is net of total discounts of $5,622,222 for a net book value of $7,577,778 as of January 31, 2022. Interest expense related to the Convertible Notes for the three and nine months ended January 31, 2022 was $234,799 and $445,021, respectively.

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

Amortization of the debt discount related to the Note during the three and nine months ended January 31, 2022 was $0 and $11,228, respectively, which was recorded in amortization of debt discounts in the accompanying consolidated statements of operations. On the date the Note was paid off the unamortized debt discount balance of $1,978,295 was recognized as a loss on extinguishment of debt during the three months ended October 31, 2021.

On August 6, 2021, the Note payable holder exercised its right to convert its 2,200,000 outstanding warrants into shares of common stock of the Company. At the conversion date the Note payable holder also agreed to cancel the guarantee that the value of the shares sold will be no less, on average, than $1.50 per share through April 15, 2023.☐ In connection with the elimination of the profit guarantee the derivative liability ceased to exist at that time. On August 6, 2021, the fair value of the derivative liability was remeasured using a Black-Scholes option pricing model and determined to be $6,569,353. The change in fair value of the derivative through August 6, 2021, was recognized as a gain on change in fair value of derivatives of $0 and $6,014,245 for the three and nine months ended January 31, 2022, respectively, and the remaining value of the derivative of $6,569,353 was reclassified to additional paid-in capital as part of shareholders’ equity during the three months ended October 31, 2021 due to the related party nature of the transaction.

There were no outstanding borrowings related to the Note as of January 31, 2022. Interest expense related to the Note for the three and nine months ended January 31, 2022 amounted to $0 and $106,667, respectively.

NOTE 8: NOTE RECEIVABLE

On July 21, 2021, the Company entered into a Convertible Loan Agreement with PlaySight Interactive Ltd (the “Borrower”) wherein the Company granted the Borrower a line of credit with a six-month maturity date. Any borrowings under the line of credit bear interest at a rate of 15% per annum.

On July 26, 2021, the Company issued $300,000 to the Borrower under the line of credit. On August 26, 2021 and October 5, 2021, the Company issued an additional $700,000 and $400,000, respectively, to the Borrower under the line of credit. On November 17, 2021, December 7, 2021, and January 14, 2022, the Company issued an additional $300,000, $300,000, and $250,000, respectively, to the Borrower under the line of credit.

As of January 31, 2022, the total note receivable balance was $2,250,000. Interest income related to the note receivable for the three and nine months ended January 31, 2022 amounted to $70,130 and $105,349, respectively, which is included in interest expense, net on the consolidated statement of operations.

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

Amounts due to related parties were $1,612,531 and $1,283,464 as of January 31, 2022 and April 30, 2021, respectively, which represented unpaid salaries, bonuses and reimbursable expenses due to officers of the Company.

The Company had outstanding notes payable of $2,000,000 and $6,220,000 and accrued interest of $850,092 and $747,636 due to a related party as of January 31, 2022 and April 30, 2021, respectively (see Note 5).

The Company recognized net sales of $424,394 and $476,121 during the nine months ended January 31, 2022 and 2021, respectively, to a related party. As of January 31, 2022 and April 30, 2021 the related party had outstanding accounts receivable of $194,862 and $86,956, respectively.

NOTE 10: SHAREHOLDERS’ EQUITY

Common Stock Transactions During the Nine Months Ended January 31, 2022

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

During the three months ended July 31, 2021, the Company granted an aggregate total of 90,937 shares of its common stock and equity options to purchase up to 60,000 shares (which are now expired) to six new brand ambassadors as compensation for services. The expense related to the issuance of the shares and equity options is being recognized over the service agreements, similar to the warrants and equity options issued to the four other brand ambassadors in the prior year. During the three and nine months ended January 31, 2022, the Company recognized $255,124 and $1,002,552 of operating expenses related to the shares, warrants and equity options granted to brand ambassadors.

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

On January 11, 2022, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered, which resulted in $16,874 of operating expenses during the three months ended January 31, 2022.

Warrants Issued During the Nine Months Ended January 31, 2022

On October 28, 2020, the Company granted 400,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model on the grant date and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $0 and $214,552 of operating expenses related to this agreement during the three and nine months ended January 31, 2022.

On October 29, 2020, the Company and the three members of its advisory board entered into agreements whereby each member will receive an aggregate number of warrants each quarter equal to $7,500 divided by the average closing price of the Company’s stock for the five days prior to the Company’s most recently completed fiscal quarter. The warrants vest quarterly, have an exercise price of $0.001 per share and a contractual life of 10 years from the date of issuance. During the nine months ended January 31, 2022, 19,293 warrants were issued under these agreements. The warrants were valued using a Black-Scholes option pricing model on the grant date, which resulted in operating expenses of $22,342 and $68,340 during the three and nine months ended January 31, 2022.

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

NOTE 11: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office space under short-term leases with terms under a year. Total rent expense for the three months ended January 31, 2022 and 2021 amounted to $7,073 and $2,100, respectively. Total rent expense for the nine months ended January 31, 2022 and 2021 amounted to $13,623 and $8,400, respectively.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

NOTE 12: SUBSEQUENT EVENTS

On February 2, 2022, Slinger Bag Australia Pty Ltd., a wholly-owned subsidiary of Slinger Bag Americas Inc. (which, in turn, is a wholly-owned subsidiary of Slinger Bag Inc.) completed the acquisition of 100% of the issued and outstanding share capital of Flixsense Pty Ltd. d/b/a Gameface (“Gameface”) pursuant to share purchase agreements entered into with each of the shareholders of Gameface on February 2, 2022 (the “Share Purchase Agreement”) in exchange for the issuance and delivery of 6,045,855 shares of the Company’s common stock and warrants to purchase an additional 478,225 shares of the Company’s common stock at $0.001 per share, in each case, in reliance on reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof for transactions not involving a public offering and the safe harbors afforded by Rule 506 and Rule 902 thereunder, (collectively, the “Consideration Shares”) to the Gameface shareholders and the payment of $500,000 to Jalaluddin Shaik to be made by the end of March 2022 in lieu of the issuance of 142,587 shares of common stock that Mr. Shaik would otherwise have been entitled to receive. Gameface shareholders also were granted piggyback registration rights, which expire when any applicable Consideration Shares can be freely traded pursuant to Rule 144 under the Securities Act.

Out of the Consideration Shares, the Company has retained 666,667 shares as security for the obligations of Mr. Shaik and Divyaa Jalal, as trustees for the Jalaluddin Shaik Family Trust, in respect of any claim which may be made by or on behalf of the Company for breach of warranty or under an indemnity given under the terms of the Share Purchase Agreements by August 2, 2023. The retained shares will be issued promptly after August 2, 2023 to the extent that the Company has not made any such claims by that date.

On October 6, 2021, the Company entered into a merger agreement (the “PlaySight Agreement”) with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan, in his capacity as the Shareholders’ Representative (as defined in the PlaySight Agreement) (the “Shareholder Representative”), pursuant to which PlaySight will, subject to the satisfaction or waiver of certain closing conditions, become a wholly owned subsidiary of the Company. On February 16, 2022, SB Merger Sub Ltd., a private company formed under the laws of the State of Israel and a wholly owned subsidiary of the Company, PlaySight, and the Shareholders’ Representative, entered into an Addendum to and Amendment to the PlaySight Agreement (the “Amendment”) to finalize the merger transaction.

Under the terms of the PlaySight Agreement, the Company agreed, among other things, to issue 28,333,333 shares of the Company’s common stock (subject to adjustment) in exchange for the merger (the “Completion Merger Consideration”). As a result of the parties to the Agreement having agreed to such adjustment, the parties to the Amendment have agreed that the Completion Merger Consideration shall comprise the issue by the Company of 25,379,683 shares of the Company’s common stock and the Options in exchange for the merger, and a cash sum equal to the value of 1,524,899 shares of the Company’s common stock (which would otherwise have been issued in exchange for the merger) to be used to cover certain expenses.

Pursuant to and in accordance with the terms of the Amendment, the Company agreed to purchase a certain number of shares of its common stock from certain of PlaySight’s shareholders for a maximum aggregate liability of $1.44 million and to issue a total of 1,428,571 options (the “Options”), exercisable into 1,428,571 shares of the Company’s common stock, to certain of PlaySight’s employees.

In connection with the closing of the merger, the Convertible Loan Agreement between the Company and PlaySight that was entered into on July 21, 2021, was extinguished.

On February 15, 2022, for and in consideration of $4,000,000 (the “Purchase Price”) the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”) all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company also agreed to purchase the Consigned Goods from Consignor and make the following payments to Consignor:

a)	On or before March 15, 2022, the Company shall pay to Consignor $557,998 for the purchase of 1,421 Consigned Goods.

b)	The Company also agreed to purchase the remaining Consigned Goods in accordance with the following terms and conditions:

i.	Within 3 business days after a Registration Statement (as defined in the Purchase and Registration Rights Agreements) filed under the Registration Rights Agreement for the Company’s uplist to the Nasdaq is declared to be effective (the “Registration Effective Date”) under the Securities Act (as defined in the Purchase and Registration Rights Agreements) by the Commission (as defined in the Purchase and Registration Rights Agreements), the Company shall pay Consignor $4,546,841 for the purchase of 11,579 Consigned Goods.

ii.	If the Registration Statement Effectiveness Date does not occur on or before April 14, 2022, on April 15, 2022, the Company shall pay Consignor $1,244,010 for the purchase of 3,168 Consigned Goods.

iii.	If the Registration Effectiveness Date does not occur on or before April 30, 2022, on May 1, 2022, the Company shall pay Consignor $3,302,831 for the purchase 8,411 Consigned Goods.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and its regional and global ramifications. We have one distributor in Russia, which is not material to our overall financial results. We do not have operations in Ukraine or Belarus. We are monitoring any broader economic impact from the current crisis. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such action could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Results of Operations for the Three Months Ended January 31, 2022 and 2021

The following are the results of our operations for the three months ended January 31, 2022 as compared to 2021:

	For the Three Months Ended
	January 31,	January 31,
	2022	2021	Change
	(Unaudited)	(Unaudited)

Net sales	$4,201,745	$4,123,648	$78,097
Cost of sales	3,234,430	3,245,493	(11,063)
Gross income	967,315	878,155	89,160

Operating expenses:
Selling and marketing expenses	920,161	351,845	568,316
General and administrative expenses	2,942,501	1,385,626	1,556,875
Research and development costs	275,908	137,156	138,752
Total operating expenses	4,138,570	1,874,627	2,263,943
Loss from operations	(3,171,255)	(996,472)	(2,174,783)

Other expense (income):
Amortization of debt discounts	2,750,000	39,175	2,710,825
Loss on extinguishment of debt	-	95,760	(95,760)
Induced conversion loss	-	-	-
Gain on change in fair value of derivatives	(5,943,967)	-	(5,943,967)
Loss on issuance of convertible notes	2,200,000	-	2,200,000
Interest expense - related party	28,167	137,480	(109,313)
Interest expense, net	164,669	22,199	142,470
Total other expense (income)	(801,131)	294,614	(1,095,745)
Loss before income taxes	(2,370,124)	(1,291,086)	(1,079,038)
Provision for income taxes	-	-	-
Net loss	$(2,370,124)	$(1,291,086)	$(1,079,038)

Net sales

Net sales increased $78,097, or 2%, during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021. The increase is due to an increase in the number of new orders placed on the Company’s website and from its international distributors and fulfilled during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021 when the product was still relatively new to the market. As of January 31, 2022, we had deferred revenue of $18,508 representing amounts received for units that have not been shipped to customers. We expect these orders to be fulfilled and the sales to be recognized in the Company’s next fiscal quarter.

Cost of sales and Gross income

Cost of sales decreased $11,063 during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021, which is primarily due to increased shipping costs in the prior year. Gross income increased $89,160, or 10%, during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021 due to the increased sales and lower cost of sales.

Selling and marketing expenses

Selling and marketing expenses increased $568,316, or 162%, during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021. This increase is largely driven by an increase in social media advertising, sponsorships, and other investments in our public relations presence in the current year in order to drive sales and build brand awareness.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $1,556,875 during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021. This increase is primarily driven by a $504,093 increase in legal fees related to closing costs incurred as part of the acquisitions of PlaySight Interactive Ltd. and Flixsense Pty Ltd. d/b/a Gameface during the three months ended January 31, 2022 and filing fees related to our S-1 that was filed in January 2022 and other SEC filings. The remainder of the increase is largely due to an increase in compensation expense due to increased headcount to support the continued growth of the business as well as the acquisition of Foundation Sports in 2021.

Research and development costs

Research and development costs increased $138,752 during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021. This increase is primarily driven by our investment in a new platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers, as well as the continued development and testing of launchers for new ball sports that are expected to be brought to market in the future.

Other expense

Total other expense decreased $1,095,745 during the three months ended January 31, 2022 as compared to the three months ended January 31, 2021. The decrease in expense was primarily due to the increased gain on the change in fair value of derivatives as well as a decrease in the loss on extinguishment of debt and related party interest expense as a result of lower related party debt balances year over year. These decreases were partially offset by the loss on the issuance of the Convertible Notes as well as an increase in amortization of debt discounts and interest expense, net due to the issuance of the Convertible Notes during the current year.

Results of Operations for the Nine Months Ended January 31, 2022 and 2021

The following are the results of our operations for the Nine months ended January 31, 2022 as compared to 2021:

	For the Nine Months Ended
	January 31,	January 31,
	2022	2021	Change
	(Unaudited)	(Unaudited)

Net sales	$12,139,860	$7,308,701	$4,831,159
Cost of sales	8,302,386	5,762,143	2,540,243
Gross income	3,837,474	1,546,558	2,290,916

Operating expenses:
Selling and marketing expenses	2,515,067	1,051,785	1,463,282
General and administrative expenses	41,535,188	2,974,404	38,560,784
Research and development costs	553,274	180,705	372,569
Total operating expenses	44,603,529	4,206,894	40,396,635
Loss from operations	(40,766,055)	(2,660,336)	(38,105,719)

Other expense (income):
Amortization of debt discounts	5,400,285	325,426	5,074,859
Loss on extinguishment of debt	7,096,730	1,528,580	5,568,150
Induced conversion loss	-	51,412	(51,412)
Gain on change in fair value of derivatives	(15,074,880)	-	(15,074,880)
Loss on issuance of convertible notes	5,889,369	-	5,889,369
Interest expense – related party	106,895	454,029	(347,134)
Interest expense, net	446,339	169,455	276,884
Total other expense	3,864,738	2,528,902	1,335,836
Loss before income taxes	(44,630,793)	(5,189,238)	(39,441,555)
Provision for income taxes	-	-	-
Net loss	$(44,630,793)	$(5,189,238)	$(39,441,555)

Net sales

Net sales increased $4,831,159, or 66%, during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021. The increase is due to an increase in the number of new orders placed on the Company’s website and from its international distributors and fulfilled during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021 when a large portion of the orders during the first three months of the year were related to the Kickstarter and Indiegogo crowdfunding campaigns initiated in fiscal year 2019.

Cost of sales and Gross income

Cost of sales increased $2,540,243, or 44%, during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021, which was primarily due to the increase in net sales. Gross income increased $2,290,916, or 148%, during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021.

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

Selling and marketing expenses

Selling and marketing expenses increased $1,463,282, or 139%, during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021. This increase is largely driven by an increase in social media advertising, sponsorships, and other investments in our public relations presence in the current year in order to drive sales and build brand awareness.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $38,560,784 during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021. This increase is primarily driven by an increase of $32,569,112 of share-based compensation related to warrants granted to employees, a $1,264,590 increase in expense related to shares and warrants issued in connection with services the majority of which relate to the warrants issued to the lead placement agent as part of the issuance of the Convertible Notes and shares and warrants issued to brand ambassadors, and a $1,000,000 increase in legal fees related to closing costs incurred as part of the acquisitions of PlaySight Interactive Ltd. and Flixsense Pty Ltd. d/b/a Gameface during the nine months ended January 31, 2022. The remainder of the increase is largely due to an increase in compensation expense due to increased headcount to support the continued growth of the business as well as the acquisition of Foundation Sports in 2021.

Research and development costs

Research and development costs increased $372,569 during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021. This increase is primarily driven by our investment in a new platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers, which we began developing in December 2020, as well as the continued development and testing of launchers for new ball sports that are expected to be brought to market in the future.

Other expense

Total other expense increased $1,335,836 during the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021. The increase was primarily due to the loss on the issuance of the Convertible Notes, an increase in loss on extinguishment of debt as a result of the conversion of the notes payable – related party, and increases in amortization of debt discounts and interest expense, net due to the issuance of the Convertible Notes during the nine months ended January 31, 2022. These increases were partially offset by an increased gain on the change in fair value of derivatives as well as a decrease in induced conversion loss and related party interest expense as a result of lower related party debt balances year over year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $73,454,066 as of January 31, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or being able to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In respect to additional financing, refer to Notes 5, 6, 7, and 12. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended January 31, 2022 and 2021:

	For the Nine Months Ended
	January 31,	January 31,
	2022	2021
Net cash used in operating activities	$(7,783,098)	$(3,139,286)
Net cash used in investing activities	(2,250,000)	(30,000)
Net cash provided by financing activities	10,209,420	3,420,000

We had cash and cash equivalents of $1,082,446 as of January 31, 2022, as compared to $928,796 as of April 30, 2021.

Net cash used in operating activities was $7,783,098 during the nine months ended January 31, 2022, as compared to $3,139,286 during the same period in 2021. Our net cash used in operating activities during the nine months ended January 31, 2022 was primarily the result of our net loss of $44,630,793 for the period as well as increases in inventory, prepaid expenses and other current assets, and accounts receivable as well as decreases in deferred revenue during the period, which was partially offset by net non-cash expenses of $37,815,432 and increases in accounts payable and accrued expenses, accrued payroll and bonuses and accrued interest – related party during the period. Our net cash used in operating activities during the nine months ended January 31, 2021 was primarily the result of our net loss of $5,189,238 for the period as well as increases in inventory and accounts receivable as well as decreases in deferred revenue during the period, which was partially offset by net non-cash expenses of $2,354,195, increases in accounts payable and accrued expenses, accrued payroll and bonuses, and accrued interest – related party as well as a decrease in prepaid expenses and other current assets during the period.

Net cash used in investing activities was $2,250,000 and $30,000 for the nine months ended January 31, 2022 and 2021, respectively. Our net cash used in investing activities during the nine months ended January 31, 2022 consisted of $2,250,000 in issuances related to a note receivable while our net cash used in investing activities during the nine months ended January 31, 2021 related to our purchase of the Slinger trademark

Net cash provided by financing activities was $10,209,420 for the nine months ended January 31, 2022, as compared to $3,420,000 for the same period in 2021. Cash provided by financing activities for the nine months ended January 31, 2022 primarily consisted of proceeds of $11,000,000 from convertible notes payable and proceeds of $3,000,000 from notes payable with a related party, which was partially offset by a $2,000,000 repayment of a note payable, a $1,000,000 repayment of related party notes payable and $800,251 in debt issuance costs related to the convertible notes payable. Cash provided by financing activities for the nine months ended January 31, 2021 consisted of proceeds of $2,300,000 from notes payable with a related party and proceeds of $1,120,000 from a note payable.

Description of Indebtedness

Notes Payable – Related Party

On January 14, 2022, the Company entered into two loan agreements with Yonah Kalfa and Naftali Kalfa, each for $1,000,000, pursuant to which the Company received a total amount of $2,000,000. The loans bear interest at a rate of 8% per annum and are required to be repaid in full by April 30, 2022 or such other date as may be accepted by the lenders. The Company is not permitted to make any distribution or pay any dividends unless or until the loans are repaid in full.

There was $2,000,000 in outstanding borrowings from the Company’s related parties as of January 31, 2022. Accrued interest due to these related parties as of January 31, 2022 amounted to $850,092.

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

On December 31, 2021, the Purchase Agreement and Convertible Notes were amended in an Omnibus Amendment Agreement pursuant to which the holders of the Convertible Notes agreed to make certain changes to the terms of the Purchase Agreement and Convertible Notes in exchange for an increase in the principal amount of the Convertible Notes from $11,000,000 to $13,200,000 and such increased principal balance is reflected on the replacement note issued to each note holder. The full terms of the Omnibus Amendment Agreement were disclosed in our current report on Form 8-K dated January 5, 2022.

Total outstanding borrowings related to the Convertible Notes as of January 31, 2022 were $13,200,000. The outstanding amount is net of total discounts of $5,622,222 for a net book value of $7,577,778 as of January 31, 2022.

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

See Note 7 to the condensed consolidated financial statements for additional information.

Future amounts due as of January 31, 2022 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible notes payable	$13,200,000	$13,200,000	$-	$-	$-
Notes payable – related party	2,000,000	2,000,000	-	-	-
Total	$15,200,000	$15,200,000	$-	$-	$-

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of January 31, 2022 due to the material weaknesses that were identified and listed below.

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of January 31, 2022.

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

On October 11, 2021, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered.

On January 11, 2022, the Company issued 18,750 shares of its common stock to a vendor as compensation for marketing and other services rendered.

Item 6. Exhibits

10.1	Form of Amended 8% Senior Convertible Notes dated December 31, 2021 *

10.2	Form of Omnibus Amendment Agreement dated December 31, 2021 *

10.3	Loan Agreement dated January 14, 2022, by and between Yonah Kalfa and Slinger Bag Inc. **

10.4	Loan Agreement dated January 14, 2022, by and between Naftali Kalfa and Slinger Bag Inc. **

10.5	Share Purchase Agreement ***

10.6	Form of Warrant Agreement ***

10.7	Merger Agreement dated October 6, 2021, among Slinger Bag Inc., PlaySight Interactive Ltd., and Rohit Krishnan, in his capacity as Shareholders’ Representative (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on October 12, 2021 ****

10.8	Addendum to and Amendment to Agreement for the Merger, dated February 16, 2022, among Slinger Bag Inc., PlaySight Interactive Ltd., Rohit Krishnan, in his capacity as Shareholders’ Representative, and SB Merger Sub Ltd. ****

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 5, 2022
**	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 18, 2022
***	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on February 8, 2022
****	Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on February 22, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLINGER BAG INC.

Dated: March 17, 2022	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: March 17, 2022	By:	/s/ Jason Seifert
Jason Seifert
Chief Financial Officer

