Form 10-K
period 2022-04-30
Connexa Sports Technologies Inc.
filed 2023-05-17
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 01-41423

CONNEXA SPORTS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2709 NORTH ROLLING ROAD, SUITE 138

WINDSOR MILL

MARYLAND 21244

(Address of principal executive offices, including Zip Code)

(443) 407-7564

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CNXA	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on October 31, 2022, the registrant’s most recently completed second fiscal quarter, was approximately $2,594,403.50.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 17, 2023, was 13,543,155.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

As used in this report, the “Connexa,” “Company,” “we,” “us,” or “our” refer to Connexa Sports Technologies Inc., unless otherwise indicated.

i

CONNEXA SPORTS TECHNOLOGIES INC.

(FORMERLY KNOWN AS SLINGER BAG INC.)

ii

CONNEXA SPORTS TECHNOLOGIES INC.

Annual Report on Form 10-K for the

Fiscal Year Ended April 30, 2022

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

PART I

ITEM 1. Business

History of our Company

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 2,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 200,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 200,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

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

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface would become a wholly owned subsidiary of the Company.

On February 22, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight would become a wholly owned subsidiary of the Company.

During April 2022, the Company determined that the technology utilized in the Foundation Sports acquired entity would take substantially more financial resources and more time to bring to market and achieve profitability than originally anticipated. As a result, the goodwill and intangible assets related to Foundation Sports were fully impaired as of April 30, 2022, resulting in an impairment loss of $3,486,599. In addition, during April 2022 the Company decided to sell a portion of Foundation Sports. The Company continued to classify Foundation Sports in continuing operations, until December 5, 2022 when they sold 75% of Foundation Sports back to the original owners at which time it deconsolidated this subsidiary and recorded a loss on the sale. The Company also determined to dispose of the PlaySight entity during the year ended April 30, 2023. The Company completed the sale in November 2022 and recorded a loss on the sale at that time.

In April 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”. Connexa is now the holding company under which Slinger Bag, PlaySight, Gameface and Foundation Sports reside.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, Foundation Sports, PlaySight and Gameface are collectively referred to as the “Company.”

On June 14, 2022, the Company effected a 1-for-10 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references to the outstanding stock have been retrospectively adjusted to reflect this reverse split. The Company also consummated a public offering of shares of its common stock and the listing of its common stock on the Nasdaq Capital Market.

The Company operates in the sports equipment and technology business. The Company is the owner of the Slinger Launcher, which is comprised of a portable tennis ball launcher, a portable padel tennis ball launcher and a portable pickleball launcher and Gameface AI, providing AI technology and performance analytics.

From inception to date, we have been focused on the ball sport market globally. Our first product, the Slinger Bag Launcher, is a patented, highly portable, versatile and affordable ball launcher built into an easy to transport wheeled trolley bag.

Tennis ball machines have been around since the 1950’s when they were introduced by Rene Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything, has changed in the structure of ball machines products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also generally expensive – often well above U.S. $1,000 compared to the entry price of $700 for a Slinger Bag Launcher. We believe that up until the introduction of the Slinger Bag Launcher, the majority of traditional tennis ball machines were sold to tennis facilities, institutions and tennis teachers, with only a few being sold directly to tennis playing consumers.

Following the acquisitions of Foundation Sports, Gameface and PlaySight Interactive, the Connexa holding company was established and the original equipment-only Slinger Bag company business is being transformed into a sports technology company focused on providing equipment and software based services to sports teams, facilities, academies, events, federations, clubs and players and participants of all ages and abilities.

Recent Events

Reverse Stock Split

On June 14, 2022, we effected a 1-for-10 reverse stock split, where upon our common stock began to trade on a reverse split adjusted basis. Issued and outstanding stock options and warrants were split on the same basis and exercise prices were adjusted accordingly. All common stock per share numbers and prices included herein have been adjusted to reflect this reverse stock split, unless stated otherwise, and other than unaudited and audited financial statements and other historical share disclosures which indicate they are not adjusted for the reverse stock split.

Sale of PlaySight

On November 27, 2022, the Company entered into a share purchase agreement (the “Agreement”) with PlaySight, Chen Shachar and Evgeni Khazanov (together, the “Buyer”) pursuant to which the Buyer purchased 100% of the issued and outstanding shares of PlaySight from the Company in exchange for (1) releasing the Company from all of PlaySight’s obligations towards its vendors, employees, tax authorities and any other (past, current and future) creditors of PlaySight; (2) waiver by the Buyer of 100% of the personal consideration owed to them under their employment agreements in the total amount of U.S. $600,000 (which would have been increased in December 2022 to U.S. $800,000); and (3) cash consideration of U.S. $2 million to be paid to the Company as follows:

(i)	a promissory note in the amount of U.S. $2 million issued and delivered to the Company (the “Promissory Note”).

(ii)	The maturity due date of the Promissory Note is December 31, 2023 subject to a one year extension in the discretion of the Buyer until December 31, 2024.

(iii)	The Promissory Note can be partially paid over the time, but in the event it is not paid in full by December 31, 2024, then the remaining amount due (i.e. U.S. $2 million less any amount paid), will be converted into ordinary shares of PlaySight (the “Deposited Shares”), which will be deposited with the escrow company of Altshuler Shaham Trust Ltd. (the “Escrow Agent”) for the benefit of the Company or, at the election of the Company, issued in the form of a stock certificate or recorded in some other market-standard format to be held by the Escrow Agent.

(iv)	The number of the Deposited Shares shall be determined according to the post-money valuation of the last investment round of the Company, and in the absence of such investment round, the total number of the Deposited Shares shall be $2 million divided by the Company’s valuation to be determined at that time by a third party appraiser, to be nominated by both the Company and the Buyer (the “Appraiser”). The Company and the Buyer have agreed that the identity of the Appraiser shall be Murray Devine Valuation Advisers, to the extent their cost of the appraisal shall not be higher than the cost of other appraisers from the big 4 accounting firms (i.e. E&Y, KPMG, PWC and Deloitte). The Company and the Buyer have agreed to split the cost of the Appraiser.

The Company has also released PlaySight from all of its obligations (except for those created by the Agreement) in respect of the Company, including any inter-company debts on the books, and the Buyer has released the Company from all of its obligations (except for those created by the Agreement) in respect of PlaySight and the Buyer.

The Company and the Buyer have also agreed to use their best efforts to enter into a non-exclusive binding agreement within three (3) months from the date of the Agreement that permits the Company to receive individual and match analytics for racquet sports (including, but not limited to, tennis, padel and pickle ball) without any upfront cost to the Company and based on revenues to be received from the Company’s customers and users of the analytics. For the avoidance of doubt, the specific terms of such cooperation shall be determined by the Buyer and the Company within the final cooperation agreement, and if it would require PlaySight for the exclusive purpose of such cooperation to develop any additional and new features, which do not exist in the current system of PlaySight, then such R&D costs shall be solely covered by the Company. Any future features that will be developed within PlaySight’s ordinary course of business, and not exclusively for the purpose of the cooperation agreement, shall not be covered by Company.

The reason for the entry into the Agreement and the transactions contemplated thereby is to eliminate the need for the Company to provide further financing for PlaySight’s operations. The obligations that the Company assumed in connection with the merger agreement dated October 6, 2021, as amended by the addendum to and amendment to agreement for the merger dated February 16, 2022 remain in full force and effect in accordance with their terms and are not affected by the sale of PlaySight to the Buyer.

Sale of Foundation Tennis

On December 5, 2022, the Company assigned 75% of its membership interest in Foundation Sports to Charles Ruddy, its founder and granted him the right for a period of three years to purchase the remaining 25% of its Foundation Sports membership interests for $500,000 in cash. As of December 5, 2022, the results of Foundation Sports will no longer be consolidated in the Company’s financial statements, and the investment was accounted for as an equity method investment. On December 5, 2022, the Company analyzed this investment and established a reserve for the investment at the full amount of $500,000.

September 2022 Private Placement

On September 28, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor (the “Investor”) for the issuance and sale of (i) 1,018,510 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 11,802,002 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $0.39 per share of the common stock and associated common stock warrant and $0.3899 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.39 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and 25,641,024 common stock warrants to purchase 25,641,024 shares of common stock at an exercise price of $0.43 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants will be exercisable beginning on the date stockholder approval is received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules.

On September 28, 2022, the Company and the Investor entered into a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides that the Company shall file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the unregistered shares of common stock and the shares of common stock issuable upon exercise of the Warrants and Pre-Funded Warrants no later than December 20, 2022 (the “Filing Date”) and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than sixty (60) days after the Filing Date.

The Company used the net proceeds from the Offering for working capital purposes and to repurchase inventory.

Spartan Capital Securities LLC acted as the exclusive placement agent in the Offering.

January 2023 Private Placement

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $0.221 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 18,099,548 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $0.221 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 may be made by to the Company under the Note. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

In connection with the Loan and Security Agreement, the Company and each of the Guarantors entered into a pledge and security agreement with the Agent (the “Pledge and Security Agreements”). The Pledge and Security Agreements provide that the Company and the Guarantors will grant the Agent a security interest in all of the Company’s and each Guarantor’s respective assets.

The Company is required to use the net proceeds from the Loan and Security Agreement to pay expenses, including accounting and legal fees, relating to the registration of certain previously issued securities of the Company, which securities were issued to an affiliate of the Agent, and following the payment of such expenses, to fund the Company’s operations.

Sale and Consignment of Inventory

On January 6, 2023, we sold certain of our inventory including all components, parts, additions and accessions thereto to Yonah Kalfa and Naftali Kalfa who immediately consigned it back to us in exchange for a payment of $103 per ball launcher we sell until we have paid them an aggregate total of $2,092,700, which represents payment in full of the principal amounts of the Loan Agreements (as defined below) and certain other expenses they incurred in connection with the Company.

Exclusive Padel distribution Agreement

On March 7, 2023, Slinger Bag entered into an exclusive distribution agreement for Padel Tennis with a company located in Valencia, Spain called with Desarrollo y Promocion de Padel S.L. This agreement is contracted to deliver approximately $20million in revenue over a 5 year period.

Delinquency Notices

On August 16, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, since the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as previously reported by the Company on a Form 12b-25, it no longer complies with Nasdaq Listing Rule 5250(c)(1) for continued listing. On September 26, 2022, the Company announced that it had received a letter from the Nasdaq on September 22, 2022 (“Notice Letter”), notifying the Company that it is not in compliance with the periodic filing requirements for continued listing because the Company’s Form 10-Q for the period ended July 31, 2022 (the “2023 Q1 10-Q”) and Form 10-K for the fiscal year ended April 30, 2022 (the “2022 10-K” and, together with the 2023 Q1 10-Q, the “Periodic Reports”) were not filed with the Securities and Exchange Commission by the required due dates.

On October 10, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Nasdaq notice indicated that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until April 10, 2023, to regain compliance. If, at any time before April 10, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company fails to regain compliance with the Bid Price Rule before April 10, 2023, the Company may be eligible for an additional 180-calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting.

On November 17, 2022, Gabriel Goldman and Rohit Krishnan resigned from the board of directors of the Company. Gabriel and Rohit were members of the audit and compensation committees. Gabriel Goldman was a member of the Company’s Nominating and Corporate Governance Committee. Neither Gabriel nor Rohit advised the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. As a result, the Company will be required to meet the continued listing requirement for board of directors and committees.

On March 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s failure to file its Quarterly Report on Form 10-Q for the period ended January 31, 2023 (“Additional Delinquency”) serves as an additional basis for delisting the Company’s securities from Nasdaq. The Company received a letter from the Nasdaq on February 14, 2023, indicating that, due to the Company’s failure, in violation of Listing Rule 5250(c)(1), to file its (i) Annual Report on Form 10-K with respect to the fiscal year ended April 30, 2022; and (ii) Quarterly Reports on Form 10-Q for the periods ended July 31, 2022 and October 31, 2022 (collectively, the “Delinquent Filings”), by February 13, 2023 (the due date for filing the Delinquent Filings pursuant to an exception to Nasdaq’s Listing Rule previously granted by Nasdaq), absent the submission of a timely appeal by February 21, 2023, trading of the Company’s common stock would have been suspended from the Nasdaq at the opening of business on February 23, 2023. Nasdaq would also have filed a Form 25-NSE with the Securities and Exchange Commission (the “SEC”), which would have resulted in the removal of the Company’s securities from listing and registration on the Nasdaq (the “Staff Determination”). Additionally, on October 10, 2022, the Company received a letter from Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1).

On January 12, 2023, Nasdaq notified the Company that due to the resignations from the Company’s board, audit committee and compensation committee on November 17, 2022 (“Corporate Governance Deficiencies”), the Company no longer complies with Nasdaq’s independent director, audit committee and compensation committee requirements as set forth in Listing Rule 5605. The Company timely submitted its plan of compliance with respect to the Corporate Governance Deficiencies by February 27, 2023 as required by the Nasdaq. However, pursuant to Listing Rule 5810(c)(2)(A), the Corporate Governance Deficiencies serve as an additional and separate basis for delisting and the Company.

On February 21, 2023, consistent with the Company’s previously announced intention to request an appeal of the Staff Determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) to stay the suspension of the Company’s securities and the filing of the Form 25-NSE with the SEC (the “Hearing”), the Company appealed the Staff Determination to the Panel, and requested that the stay of delisting, which otherwise would expire on March 8, 2023, pursuant to Listing Rule 5815(a)(1)(B), be extended until the Panel issued a final decision on the matter. The Nasdaq granted the Company’s request to extend the stay, pending the Hearing scheduled for March 30, 2023, and a final determination regarding the Company’s listing status. The Company is required to address the Additional Delinquency, the Delinquent Filings, and the Corporate Governance Deficiencies before the Panel. Although the Company is working diligently to file the Delinquent Filings and Additional Delinquency, there can be no assurance that they will be filed prior to the Hearing. If the Company’s appeal is denied or the Company fails to timely regain compliance with Nasdaq’s continued listing standards, the Company’s common stock will be subject to delisting on the Nasdaq.

On March 30, 2023, the Company had its hearing with the Nasdaq, which indicated that a decision with respect to the Company’s listing status on the Nasdaq would be rendered within two weeks.

On April 12, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company had not yet regained compliance with the Bid Price Rule, which serves as an additional basis for delisting the Company’s securities from the Nasdaq. The letter further indicated that the Panel will consider this matter in its decision regarding the Company’s continued listing on the Nasdaq Capital Market. In that regard, the Nasdaq indicated that the Company should present its views with respect to this additional delinquency to the Panel in writing no later than April 19, 2023.

The Company offers no assurance that its request to be granted further time to file its Delinquent Filings, regain compliance with the Bid Price Rule and redress its Corporate Governance Deficiencies and to remain listed on the Nasdaq will be granted.

Industry Overview

Over the next five years, we believe that most stadia, schools, academies, pro teams, colleges, clubs, facilities, courts, fields, rinks and pitches will begin transitioning to and becoming “Smart” with connected, AI (artificial intelligence) based video and analytics technology, as well as, membership based facilities more widely incorporating the use of facility management and court booking software products - all being key component for driving broader engagement with consumers to offer an enhanced degree of operational efficiency and providing greater enjoyment to players in their chosen sport.

Over the course of the next twelve months, we will be focused on the global tennis, padel tennis and pickleball as our primary target markets. The ITF cites the global tennis market as having 80 million active participants, with many million other consumers being acknowledged as avid fans of the sport. Pickleball is now widely recognized as the fastest growing sport in the United States with over 5 million regular players and Padel Tennis is also seeing significant participant growth throughout Europe and South America primarily. Currently it is estimated that there are up to as many as 10 million Padel players globally.

Manufacturing and Distribution

Production of the Slinger Bag Launcher is based in southern China. We are engaged with 10 individual part suppliers, and all of these parts come together at our contracted assembly facility in Xiamen, China, where the Launchers are assembled and quality control checked before being processed for global distribution.

Our manufacturing capacity is estimated at approximately 5,000 units monthly. This capacity will be shared across our three Slinger Bag Launcher products– tennis, pickleball, and padel. The pickleball product has been introduced to the market in March 2023 and this will be followed by Padel tennis in June 2023.

In developing our Slinger Bag tennis, pickleball and padel launchers, we have designed the three products that share many common parts. We expect this to aid efficiency of the production process.

We have engaged an independent and experienced vendor management company to manage all of our production activities, our quality control process and quality assurance activities, both across our individual vendor partners and at the assembly facility. These processes have been developed together with the Company with a goal of producing consistently high-quality and high performing products.

We have a global distribution network, and all shipments made to distributor markets outside of the United States and Canada are shipped free-on-board (“FOB”) Xiamen, China, thereby immediately becoming the responsibility of the distributor. South American distributors are typically serviced from our US warehouse locations and European distributors are able to place replacement orders through a small third-party distribution facility located in Rotterdam, Netherlands.

Additionally, we ship our Slinger-Dunlop co-branded tennis balls from Dunlop (our supplier) to the United States or to Rotterdam for further distribution through our distribution network.

Gameface AI is a software-as-a-service company and, as such, has no direct procurement or supply chain requirements.

Strategy

Slinger Bag Launchers for tennis, pickleball and padel

In introducing the Slinger Bag Launcher, we saw an opportunity to disrupt the traditional tennis market. Through until March 2023 Slinger Bag has been a single product company marketing its Tennis Launcher for tennis players of all ages and abilities. Currently, approximately 70% of Slinger Bag Tennis Launcher revenues are generated through our direct-to-consumer strategy in North America. We operate a third-party distributor structure in all markets outside of North America. Distributor partners have exclusive territories and / or product categories. We endeavor to partner with distributors who have a recognized background within the tennis, pickleball or padel industries for their respective market, along with them having the requisite financial capacity and service infrastructure to grow the Slinger Bag brand through a similar go-to-market strategy as is operated directly by the Slinger Bag business in North America. All distributor partners purchase Slinger Bag Launchers at a discounted distributor pricing structure, which is considerably lower than the retail price, and are responsible for placing their product orders up to 3 months in advance of their delivery requirement.

The United States market will remain predominantly a direct-to-consumer market for Slinger Bag for Tennis and for Pickleball.

As the largest tennis and pickleball market in the world with 17.4 million tennis players and over 5 million pickleball players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Direct-to-consumer sales are further supplemented by one or more third-party internet sites focused on either the tennis or the pickleball market. This market is served by third-party logistics facilities in West Columbia, South Carolina and Reno, Nevada, which are operated by one of our logistics partners. All end consumer service support is currently managed by a small service team based in Canada. All distributor partners are managed and supported by our distributor manager located in Israel.

Gameface

Gameface provides access to analytics data by building an automated AI platform to analyze and extract data from sport videos across tennis, baseball, cricket and other sport verticals. Gameface AI’s core capabilities are delivered through compatible camera or smart phone, which allows us to build scalable solutions for the sports market without relying on specific hardware or camera types.

We envision Gameface as a product that will be at the heart of ‘powering’ the Connexa portfolio of brands. We also see Gameface technology as a driver of real-time data and analytics for a wide range of sports, brands and other strategic partners.

Gameface initially focused its technology on the cricket and soccer markets, where it has built an automated platform to extract various data points from live and archived match footage. Since September 2021, the Gameface team has been dedicated to building its technology to deliver performance insights in tennis, which will form the core of our new Slinger app. Later in 2023, Gameface plans to revisit the cricket vertical and enhance its technology offering based on the advances made in tennis AI tools available through the combined company, which will broaden and deepen its reach across the cricket world. In 2023 and going forward, Gameface expects to dedicate resources to baseball analytics and identifying strategic partners for other team sports such as basketball and soccer. We also intend to license technology to validated global partners for direct-to-consumer applications.

PlaySight

PlaySight provides high quality live streaming and video-on-demand services for over 20 different sports, operating primarily in the United States and Europe. Through its market leading camera and analytics software technologies PlaySight delivers superior quality live streaming of both individual and team sports. Playsight is used by 50% of professional NBA teams as part of their training facility programs and is available across 80% of D1 college campuses, as well as, by many professional sports academies and premier club facilities.

Foundation Tennis

Foundation Tennis is a software-as-a-service company providing a facility management system, primarily for Tennis facilities. Foundation software offers the full spectrum of services required by facility management providing a 1-stop system to manage their overall facility as well as specifically to manage their court booking and adult / youth / junior programs and camps. Foundation software is also integrated with the Square payment platform providing facilities with their POS solution. The software is delivered through bespoke web and app platforms making Foundation unique in its ability to access facility members directly within the facility management software space.

Connexa Brand Marketing

With the go-to-market strategy for Slinger Bag focused on its core North American tennis and pickleball markets as a direct-to-consumer business e-commerce brand, all marketing activity and advertising media is centered around a consumer push to the Slinger Bag e-commerce platform at https://www.connexasports.com/ and then working to convert brand or product interest to purchases. Based on the target tennis and pickleball demographic, our marketing focus for the brand centers is around three core marketing pillars: digital advertising; influencers and brand ambassadors. Our marking efforts also focus on targeted social media platforms.

Using demographic data for tennis and pickleball and following a period of advertising testing, our digital advertising spend focused mainly towards Facebook and Google platforms.

In addition to our paid marketing activities, Slinger Bag relies on the expertise of our small internal team to build out a network of ‘followers’ across various social media platforms – mainly Instagram, Facebook and LinkedIn. Today, Slinger Bag has consumers who are fans of our brand and fully engaged in generating social media content through their own means.

The Slinger Bag brand ambassador team has also been integral to the overall brand marketing strategy in their support of our product by creating and sharing content, representing themselves as affiliated with the brand and through their personal appearances at events, tournaments, etc. During the fiscal year that ended on April 30, 2022, our ambassador team included: Tommy Hass, Robert Bryan, Darren Cahill, Eugenie Bouchard, Patrick Mouratoglou, Dustin Brown and the Jensen brothers. The ambassador arrangements with Tommy Haas and the Bryan Brothers and have terminated prior to the date hereof and the balance will terminate by May 25, 2023, after which we will no longer have any active tennis ambassadors.

Similar prominent ambassadors are being identified for pickleball and padel and are expected to be in place over the coming months.

Outside of this core marketing strategy, Slinger Bag has taken advantage of numerous opportunities to partner with key brands in the tennis and pickleball spaces or to advertise at key tennis or pickleball related events.

Additionally, through our management team’s close association to the tennis industry, we have been able to provide many touring professionals with a Slinger Bag Launcher for their personal use. These arrangements were non-contractual product seeding opportunities. Players have occasionally posted on social media about their use of the Slinger Bag Launcher, including tennis player, Simona Halep.

To support the Slinger Bag marketing program, we have engaged several agencies:

●	Brand Nation, an influencer marketing agency based in London. Brand Nation leads our influencer programming globally. Influencers targeted are wide ranging and include leading sports, tennis, film, TV, music and blogger celebrities all known for the fact that they play tennis regularly and have a fan base in excess of 10,000 followers. All influencer activity is continually rolled back up to our social media platforms as a means of generating content, brand awareness and product interest.

●	Ad Venture Media Group, a New York based PPC (pay-per-click) agency whose work is grounded in scientific analysis of consumer data and consumer trends. Ad Venture Media leads all digital advertising activities for Slinger Bag on a performance-based fee structure.

●	We have partnered with Team HQS, who manages an affiliate marketing program geared towards US-based teaching professionals, players, juniors and events, in the United States tennis and pickleball markets. This target market is provided with unique affiliate marketing links and encouraged to create content and to share it on their social media accounts and in other such communities that they are connected to, in order to receive an affiliate marketing fee based on revenues generated by consumers purchasing Slinger Bag products attributable to them, via their direct link.

Each of our distributor partners around the world are establishing their Slinger product distribution business as we would do if we were establishing a distribution subsidiary in each market. As such, each distributor adopts Slinger brand marketing programs while initiating new local concepts of their own. Efforts aimed at reaching the tennis player directly and ensuring that the Slinger brand message is consistent around the globe. Slinger Bag supports all of its brand distributors with full access to all of the company’s marketing partners, as well as direct contact to our internal marketing team.

Our marketing budget is primarily funded by, or determined in accordance with, the distributor partner linked to the distributors purchase objectives. Each distributor executes local grassroots programs, including demonstration days, local teaching pro partnerships, specialist tennis network communications, providing Slinger product locally as necessary to local key market tennis, pickleball and padel influencers to further increase the intensity of the influencer effort. Typically, we support these activities with either discounted products or certain quantities of free products. Distributor marketing budgets are allocated to Google, Facebook, Instagram, YouTube and other relevant websites or platforms in their region, and supported, approved and /or overseen by AdVenture Media Group where applicable.

Brand Endorsements

We have reached agreements with several globally recognized tennis players and coaches to become brand ambassadors. Each of the following brand ambassadors is or was either a world-ranked singles or doubles tennis player or, in the case of Patrick Mouratoglou and Darren Cahill, the coach of a number of world-ranked tennis players, who has a large number of fans and supporters and is active across many aspects of tennis today.

Tommy Haas (former ATP #2 player and current Tournament Director at the BNP Paribas Open) has been appointed the Slinger Bag Chief Ambassador. In this role Tommy has supported Slinger in building out our global ambassador team focused on identifying ambassadors in our key global business markets of Japan, Europe, Australia, China, Brazil and India. Tommy has also been very active supporting and promoting the Slinger Bag brand across the globe with personal appearances at events we sponsor and via online training and drill videos.

Robert Bryan (member of the Bryan Brothers, well-known doubles team in the tennis world) has extended his ambassador agreements through 2023 and will continue to feature prominently in our marketing activities and messaging.

Eugenie Bouchard, a former top 5 Canadian WTA player with a significant social media following.

Patrick Mouratoglou, a prominent tennis coach globally and coach to Serena Williams, Simona Halep and Stefanos Tsitsipas.

Darren Cahill, former coach to world #1 Simona Halep, current ESPN Grand Slam tennis analyst, former coach to Andre Agassi and Lleyton Hewitt.

Dustin Brown, current ATP player.

Luke & Murphy Jensen (Jensen brothers), a former #1 ranked doubles team.

In similar fashion we are in the process of identifying relevant ambassadors to support our Pickleball and Padel category activities.

We also engaged with the following organizations to promote our Slinger brand and products.

Peter Burwash International (“PBI”), a United States-based, highly respected, global tennis services company set up by Peter Burwash some 35 years ago. PBI provides tennis programs and other tennis services to over 28 of the global luxury resorts. Slinger Launchers will be available to use at each resort and the PBI team will be actively promoting the Slinger brand as part of our affiliate marketing activity.

Functional Tennis, an Ireland based social media tennis blog site with in excess of 250,000 followers. We are engaged with Functional Tennis in a variety of ways and are the presenting sponsor of its weekly tennis podcast.

The Dink – a leading Pickleball platform with 250,000 active pickleball players on their database.

Strategic Brand Partnerships

Slinger Bag believes that building strong strategic partnerships across the sport of tennis underpins the credibility and awareness of the Slinger Bag brand. As such, we currently have several strategic partnerships across tennis. We believe these partnerships provide us significant levels of brand exposure and credibility driving mutually beneficial marketing campaigns aimed at reaching avid tennis players globally.

Details of such partners announced and active today include:

●	Dunlop: We have entered a strategic partnership with one of the most iconic tennis brands in the world, Dunlop, for the supply of co-branded Slinger-Dunlop tennis balls across the globe.

●	Peter Burwash International: An organization providing coaching and tennis services to high-level, high-quality hotels, resorts and tennis facilities across the globe.

●	Mouratoglou Tennis Academy (MTA): A high profile tennis academy located in the south of France. Slinger Bag is the official ball launcher of the MTA.

●	Tennis Europe: In partnership with Dunlop, Slinger Bag is the official tennis ball launcher of Tennis Europe. Tennis Europe provides a platform for aspiring junior tennis players to compete in age-group categorized events.

●	Country Federations: Slinger Bag is an official partner of the UK Lawn Tennis Association (“LTA”).

In similar vein, we are looking to deliver partnerships for the co-branded supply of Pickle Balls and Padel tennis Balls.

Competition

Slinger Bag Launcher

There are currently no direct competitors with products that are similar to the Slinger Bag Launcher, based on its affordability and tennis bag functionality. There are, however, other companies that market traditional tennis ball machines, including the following brands:

●	Spinshot
●	Lobster Sports
●	Spinfire
●	MatchMate
●	Sports Tutor
●	Silent Partner
●	Hydrogen Proton
●	Playmate

Gameface

There are currently no competitors for our cricket and tennis analytics product that are similar to the cricket technique analysis app under development or the Slinger app in beta testing, based on functionality and affordability.

There are, however, other companies that offer analytics using AI across different sports and at different levels, including Track160 (football), Second Spectrum (basketball), Hawk Eye (tennis/football/cricket), Swingvision (tennis), Home Court (basketball), and Golf Boost Ai (golf).

Foundation Tennis

There are a wide number of local, regional and global competitors in the facility / court booking software space. The largest is Playtomic (Spain). Other competitors include Playbypoint, Court Reserve, Skedda, Planyo and others.

Intellectual Property

We have applied for international design and utility patent protection for our main three products: Slinger Launcher, Slinger Oscillator and Slinger Telescopic Ball Tube. Our utility patents have been applied for in all key markets including the US, China, Israel, Canada, Japan, Hong Kong, Australia, and EU, and granted in US and China. Our design patents have been applied for and granted in US, China, EU, United Kingdom, Canada, Israel, and Japan. Trademark protection has been applied for and/or received in the following countries:

●	US
●	Chile
●	Mexico
●	EU
●	Russia
●	Poland
●	Czech Republic
●	Australia
●	New Zealand
●	China
●	South Korea
●	Vietnam
●	Singapore
●	Canada
●	United Arab Emirates*
●	South Africa*
●	Columbia*
●	Israel*
●	Japan*
●	Switzerland*
●	Indonesia*
●	Malaysia*
●	Thailand*
●	Turkey*
●	Argentina
●	Brazil

*Trademark protection is pending.

We are engaged in ongoing efforts to register more trademarks across an expanding list of products, services and applications, which are in various stages of the registration process.

We own the rights to its www.connexasports.com/ domain and other associated and derivative domains.

Gameface

Gameface is currently working to prepare patent applications, which are expected to include the United States, EU, China, Japan, India and Australia.

PlaySight

Gameface have 12 issued patents primarily focused on Israel and USA markets

Foundation Tennis

Foundation Tennis does not have any propriety software and, as such, has not applied for any patents or trademarks and does not own any intellectual property rights.

Seasonal Business

The Connexa group of companies expects to experience minor fluctuations in aggregate sales volume during the year. We expect revenues in the first and fourth fiscal quarters to typically exceed those in the second and third fiscal quarters. However, the mix of product sales across our group may vary considerably from time to time as a result of changes in seasonal and geographic demand for tennis and other sports equipment and in connection with the timing of significant sporting events, such as any Grand Slam tennis tournament and, over time, other sports competitions and in relation to new product market launches.

Costs and Effects of Complying with Environmental Regulations

Set forth below is a detailed chart of all our Product Certifications for key global markets covering battery, remote control (radio wave), and power charger. In addition, within the United States, we comply with the required California 65 regulations in respect to the materials used in the construction of its trolley bag.

Government Regulation

Both the Slinger Bag Launcher and the Slinger Oscillator meet all the United States government requirements for electrical, radio wave and battery standards, as well as having all necessary and required certifications to facilitate global marketing and sales of these products.

Research and Development

Slinger Bag

Slinger Bag is working with our vendor management partner, Stride Innovation, and our China based vendors to produce ball launchers for new market segments, such as Pickleball, Padel and Baseball/Softball. These efforts are collaborative and based on a detailed product brief and in-depth market and consumer research for each product category. The development timetable of the Slinger Bag Launcher for the new market segments from concept to market launch is 18 months and includes at least 2 rounds or in-market field testing.

We are currently field testing our new our Baseball / Softball launchers, which are expected to be introduced to the market in 2024. We plan to introduce similar transportable, versatile and affordable ball launchers for cricket and other ball sports over the course of the next three years.

In regard to development of our pending performance and analytics app, we have identified a combination of internal project leadership and the development team of Gameface to create Tennis specific analysis code for the app. We also contracted a focused design agency to build the road map for the user experience based on the technology being developed.

Gameface

Gameface is involved in additional research and development of building methods to extract data reliably and more accurately from videos. A large part of our research also includes identifying and associating extracted data points of athlete performance. Gameface is currently field testing its new data visualization techniques to represent data in tennis, cricket and football, which are expected to be introduced late in 2023 or early 2024.

PlaySight

PlaySight is primarily a B2B business today. Current R&D efforts are now focused on how to better deploy its technology to tennis consumers directly through mobile / handheld devices.

Foundation Tennis

Foundation Tennis is focused on re-engineering its software for mass scale deployment.

Quality Control

Quality control is a critical function within our company.

As a relatively new brand in the market, our business enterprise success will in part dependent on the quality and consistency of our products. Slinger Bag has engaged Stride-Innovation, a company with in-depth experience working with ball sport companies such as ours and knowledge, resources and experience in working with Chinese vendors of sports equipment.

In partnership, together, we have created and documented quality guidelines, testing procedures and warranty processes. We have implemented an agreed quality audit process for all product parts being received and used by our product assembly vendor. All products go through a rigorous, statistically validated quality control testing approval process before being confirmed as available to be released for shipment to one of our distribution centers or to any of our distribution partners.

We offer a limited warranty with all purchases in accordance with local market statutory regulations. This limited warranty can be further extended by the purchaser registering his/her unique product serial number at our website.

Vendors

Slinger Bag works only with and through third-party suppliers. Slinger Bag has a formal supply of service agreement in place with our vendor management partner, Stride-Innovation, for a wide range of support and services. We have a written agreement in place with our main vendor partner, Xiamen Ruicheng Industrial Design Co., Ltd.

Stride-Innovation quality control teams regularly visit our vendor facilities and monitor production, employee conditions and welfare, and undertake quality control testing. We do not utilize or condone the use of child labor of any kind in the production of our products.

Employees

As at the date of this report, we have 8 full-time employees spread across Israel, USA, Australia, India and the UK. Management believes its relations with employees is good. We also hire part-time employees and engage consultants to support our operations as needed.

Facilities

Our principal office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill, Maryland 21244. We entered into a lease for use of office space at this location effective September 1, 2019. This location is owned by Zeek Logistics, which is a company owned by Yonah Kalfa, who is a director, Chief Innovation Officer, and our largest shareholder. We do not pay any rent or fee to use this location.

COVID-19 Supply Issues

Slinger Bag is a business fully reliant on China based vendors for manufacture of its product. Throughout the course of 2022 the flow of production was occasionally affected as the China government implemented regional lockdowns. As a company in the late part of 2021 we had anticipated potential issues and made a conscious decision to over produce product to store at our warehouse locations to mitigate any enforced production shutdowns. Over the course of 2022 and through the date of this report we have not experienced any significant supply chain issues in the availability of our product.

Gameface, PlaySight and Foundation are primarily software based companies. As a result of the nature of their business, in the time that that we owned these companies we have not seen any material impact on their business of any Covid related issues.

Ukraine War

The impact of the Ukraine ware has been limited on the Company with the direct impact being seen through those distributors bordering the war zone who have seen a significant decline in demand.

PlaySight is at risk of significant impact in regards to the war. The operate a Tier 1 and Tier 2 customer service operations and also employ a significant number of software consultants – all based inside Ukraine. During the period that PlaySight was under Connexa ownership there had not been any direct impact on the business.

Gameface – no direct impact seen on this business to date.

Foundation – no direct impact seen on this business to date.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge its liabilities in the normal course of business for the foreseeable future. We have an accumulated deficit and more losses are anticipated in the ongoing development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to curtail substantially or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

In the Company’s fiscal quarter ended January 31, 2023, the Company divested PlaySight and 75% of its interest in Foundation Sports as the required monthly cash burn became increasingly difficult to manage as inflation rose and the cost of manufacturing the Company’s non-technological products grew. As a result, the Company sold PlaySight back to its original owners of in November 2022, and the Company sold most (75%) of Foundation Tennis back to their original owners, with an option to purchase any remaining interests. The Company believes these divestitures will bring about greater cash flow and result in a reduction in net loss from operations.

We intend to overcome the circumstances that impact its ability to remain a going concern through a combination of the commencement of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. Our ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of shares of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

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

Risks Related to Our Business, Operations, and Industry

We depend on the strength of our brands.

We expect to derive substantially all of our net sales from sales of branded products and services we own, including Slinger and Gameface, and those we have agreements to license technology, including PlaySight and Foundation Sports. The reputation and integrity of our brands are essential to the success of our business. We believe that our consumers value the status and reputation of brands we promote, and the superior quality, performance, functionality and durability that our brands represent. Building, maintaining and enhancing the status and reputation of our brands’ image is important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote our brands, which, in turn, depends on factors such as the quality, performance, functionality and durability of our products and services, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may decide to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful.

Additionally, in order to expand our reach, we engage with third-party distributors. To the extent those third-party distributors fail to comply with our operating guidelines, we may not be successful in protecting our brand image. Product defects, product recalls, counterfeit products and ineffective marketing are among the potential threats to the strength of our brands and to protect our brands’ status we may need to make substantial expenditures to mitigate the impact of such threats.

Moreover, if we fail to continue to innovate to ensure that our products are deemed to achieve superior levels of function, quality and design, or to otherwise be sufficiently distinguishable from our competitors’ products, or if we fail to manage the growth of our on-line sales in a way that protects the high-end nature of our brands, the value of our brands may be diluted, and we may not be able to maintain our premium position and pricing or sales volumes, which could adversely affect our financial performance and business. We believe that maintaining and enhancing our brands image in new markets where we have limited brand recognition is important to expanding our consumer base. If we are unable to maintain or enhance our brands in new markets, then our growth strategy could be adversely affected.

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

We develop products in Israel and our chief marketing officer is located in Israel and, therefore, our business, financial condition and results of operation may be adversely affected by political, economic and military instability in Israel.

A portion of our operations, including product development, is based in Israel. Our research and development is conducted through our Israeli subsidiary and our chief marketing officer and chief innovation officer are both located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our business.

Political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and between Israel and the Hamas and Hezbollah extremist groups. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel, terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations and adversely affect the market price of our shares.

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

Our manufacturing takes place in China and is susceptible to shutdowns and delays caused by the Coronavirus and other diseases and epidemics. Additionally, we rely on independent manufacturers and suppliers.

As at the date hereof, one of our manufacturing facilities is located in southern China. Following the outbreak of the Coronavirus our manufacturing facility was shut down for three months, which caused some unforeseen delays in manufacturing and delivery of our products. However, there may be further outbreaks of the Coronavirus and  other diseases and epidemics, which may cause further delays and shutdowns. This, in turn, will negatively affect our revenue and increase our expenses and costs.

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

We rely heavily on supply chain reliability and predictability and continued disruption in our supply chain could have a material adverse impact on operations.

We rely heavily on supply chain reliability and predictability in producing, transporting and delivering our products. The COVID-19 pandemic, Ukraine war, inflationary trends, shifts in consumer purchasing patterns, availability of transport, labor shortages in the shipping, trucking, and warehousing industries, port strikes, infrastructure congestion, equipment shortages and other factors have all contributed to delivery delays, greater costs and uncertainty in arranging and scheduling transport of our products. If we are unable to reliably and consistently arrange shipment and storage of our products, we may be unable to ship, deliver and store our products in which case, we will have to reverse sales and issue refunds to purchasers of our products. Changes in U.S. and international trade policies, including to import tariffs and trade policies and agreements, to address supply chain issues or otherwise could also have a significant impact on our activities both in the United States and internationally. Supply chain disruptions, both domestic and international, have adversely impacted our operations. Continued disruptions in our supply chain and adverse consequences from aggressive trade policies could have a material adverse impact on our profitability and financial performance.

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

Foreign exchange movements may also negatively affect the relative purchasing power of consumers and their willingness to purchase discretionary premium goods, such as our products, which would adversely affect our net sales. We do not currently use the derivative markets to hedge foreign currency fluctuations.

The growth of our business depends on the successful execution of our growth strategy, and our efforts to expand internationally by growing our e-commerce business.

We are focused on developing an integrated Play and Learn platform under our Connexa brand. The Platform will bring together our owned offerings of Gameface AI and Slinger Bag, and incorporate elements of our licensed offering of PlaySight and Foundation Sports, under the umbrella of the Connexa brand. We believe our success will in large part depend on our ability to develop a cohesive platform that integrates elements of performance analysis from each. We may face difficulties integrating the technology and offerings from each brand in order create a cohesive business. For example, users of the Slinger Bag may view us a sporting goods company and choose not to engage with our technology offerings from the Gameface AI brand, and users of our Gameface AI app services may not purchase our ball launchers.

Our current growth strategy depends on our ability to continue to expand our reach geographically in a number of international regions in Asia, Europe, North America, Africa and Australia. This growth strategy is contingent upon our ability to continually introduce our products to new markets. The implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we seek to operate could adversely affect our ability to commence new international operations, which could have an adverse impact on our growth strategy. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in various countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy, especially where we are not yet established, depends on our ability to understand regional market demographics, and we may not be able to do so.

If we are unable to develop the integrated Play and Learn platform and expand our business internationally, our growth strategy and our financial results could be materially adversely affected.

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

Part of our growth strategy is to introduce new consumers, including young consumers, to the Connexa brand. If we are unable to attract new consumers, including young consumers, our business and results of operations may be adversely affected as our core consumers’ age increases and purchasing frequency decrease. Initiatives and strategies intended to position our brand to appeal to new and young consumers may not appeal to our core consumers and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new and young consumers while maintaining our brand’s image with our core consumers, then our net sales and our brand image may be adversely affected.

Our business could suffer if we are unable to maintain our website or manage our inventory effectively.

We employ a distribution strategy that is heavily dependent upon our website and third-party distributors’ e- commerce websites. The effectiveness of our e-commerce strategy depends on our ability to manage our inventory and our distribution processes effectively so as to ensure that our products are available in sufficient quantities and thereby prevent lost sales. If we are not able to maintain our e-commerce channels, or if we are not able to effectively manage our inventory, we could experience a decline in net sales, as well as excess inventories for some products and missed opportunities for other products. In addition, the failure to deliver our products to customers in accordance with our delivery schedules could damage our relationship with these customers and lead to negative feedback being posted on e-commerce sites. Consequently, our net sales, profitability and the implementation of our growth strategy could be adversely affected.

We plan to use cash provided by operating activities to fund our expanding business and execute our growth strategy and may require additional capital, which may not be available to us.

We expect our business to rely on net cash provided by our future operating activities as our primary source of liquidity. To support our business and execute our growth strategy as planned, we will need to generate significant amounts of cash from operations in order to purchase inventory, pay personnel, invest in research and development, and pay for the increased costs associated with operating as a public company. Operating cash flows were weak earlier this year and, as a result, we had to significantly curtail operations and dispose of our PlaySight and Foundation Sports operations. See “Item1. Business—Recent Developments” for more information. If our business does not generate cash flow from operating activities sufficient to fund these activities, and if sufficient funds are not otherwise available to us, we will need to seek additional capital, through debt or equity financings, to fund our growth. Conditions in the credit markets (such as availability of finance and fluctuations in interest rates) may make it difficult for us to obtain such financing on attractive terms or even at all. Additional debt financing that we may undertake, may be expensive and might impose on us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in merger, consolidation and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the price per share of our common stock. The holders of new securities may also have rights, preferences or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

Our extended supply chain requires long lead times and relies heavily on manufacturers in Asia.

We rely heavily on manufacturers in Asia, which requires long lead times to get goods to markets. The long lead times will require us to carry extra inventory to avoid out-of-stock scenarios. In the event of a decline in demand for our products, due to general economic conditions or other factors, we may be forced to liquidate this extra inventory at lower margins or at a loss. In addition, consumers’ tastes can change between the time a product is designed and the time it takes to get to market. If the designs are not popular with consumers, it could also result in the need to liquidate the inventories at lower margins or at a loss, which would adversely affect our results of operations.

We depend on existing members of management and key employees to implement key elements in our strategy for growth, and the failure to retain them or to attract appropriately qualified new personnel could affect our ability to implement our growth strategy successfully.

The successful implementation of our growth strategy depends in part on our ability to retain our experienced management team and key employees and on our ability to attract appropriately qualified new personnel. For instance, our chief executive officer has extensive experience running branded sporting goods. The loss of any key member of our management team or other key employees could hinder or delay our ability to implement our growth strategy effectively. Further, if we are unable to attract appropriately qualified new personnel, including a chief financial officer, we may not be successful in implementing our growth strategy. In either instance, our profitability and financial performance could be adversely affected.

We do not employ traditional advertising channels, and if we fail to adequately market our brand through product introductions and other means of promotion, our business could be adversely affected.

Our marketing strategy depends on our ability to promote our brand’s message by using online advertising and social media, and possibly the use of newspapers and magazines to promote new product introductions in a cost-effective manner. We do not employ traditional advertising channels such as billboards, television and radio. If our marketing efforts are not successful at attracting new consumers and increasing purchasing frequency by our existing consumers, there may be no cost-effective marketing channels available to us for the promotion of our brand. If we increase our spending on advertising, or initiate spending on traditional advertising, our expenses will rise, and our advertising efforts may not be successful. In addition, if we are unable to successfully and cost-effectively employ advertising channels to promote our brand to new consumers and new markets, our growth strategy may be adversely affected.

We rely significantly on information technology to operate our business. Any significant security breach of our confidential information of our customers, applications, technology, networks, or other systems critical to our operations, or failure to comply with privacy and security laws and regulations could damage our reputation, brands and business.

We are heavily dependent on information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and they may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. We rely on a third party systems provider to manage all our company data and transactions, record our financial transactions and manage our operations. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, or failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require additional capital to remediate the problem which may not be sufficient to cover all eventualities, and may have an adverse effect on our reputation, results of operations and financial condition.

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

In connection with various facets of our business, we collect and use a variety of personal data related to our customers. Our failure to prevent security breaches could damage our reputation and brands and substantially harm our business and results of operations. On our website, a majority of the sales are billed to our consumers’ credit card accounts directly, orders are shipped to a consumer’s address, and consumers log on using their email address. In such transactions, maintaining complete security for the transmission of confidential information on our website, such as consumers’ credit card numbers and expiration dates, personal information and billing addresses is essential to maintaining consumer confidence. In addition, we hold certain private information about our consumers, such as their names, addresses, phone numbers and browsing and purchasing records. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect consumer transaction data. In addition, any party who is able to illicitly obtain a user’s password could potentially access the user’s transaction data or personal information. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our consumers to us through our website. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our consumers. Any compromise of our security or material violation of a non-disclosure obligation could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability, which could substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.

Moreover, the platform and applications that we use to operate our business are highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our code may only be discovered after the code has been deployed. Any errors, bugs or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Global economic, political and industry conditions constantly change and unfavorable conditions may have a material adverse effect on our business and results of operations.

We are a global company with worldwide operations. Volatile economic, political and market conditions, such as political or economic instability, civil unrest, trade sanctions, acts of terrorism in the regions or hostilities, including the recent conflict between Russia and Ukraine, in which we operate may have a negative impact on our operating results and our ability to achieve our business objectives. We may not have insight into economic and political trends that could emerge and negatively affect our business. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon our liquidity, revenues, costs and operating results.

Additionally, natural disasters and public health emergencies, such as extreme weather events and the COVID-19 pandemic and the Ukraine War, could have a significant adverse effect on our business, including interruption of our business operations, supply chain disruption, endangerment of our personnel, and other delays or losses of materials and results.

The Russian-Ukrainian Conflict may adversely affect our business, financial condition and results.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. The specific impact on our financial condition, results of operations and cash flows is not determinable as of the date hereof. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such action could have an impact on the broader macroeconomic impact and therefore, could have a material adverse effect on our financial condition, results of operations, and cash flows. If the Russia-Ukraine conflict continues, the U.S., the European Union, the United Kingdom, and other jurisdictions could impose wider economic and trade sanctions as well as export restrictions, which could impact our business opportunities. In addition, our contractors may take actions in violation of such policies and applicable law, and we could be held ultimately responsible. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our products face intense competition.

We are a sports equipment and technology company delivering products and technologies and the relative popularity of tennis, pickleball and Padel tennis and other various sports activities and changing design trends affect the demand for our products. The sports equipment industry and sports-related technology industry are both are highly competitive both in the U.S. and worldwide. We compete internationally with a significant number of athletic and sports equipment companies and sports-related technology companies, including sports-related technology companies, including large companies having diversified lines of athletic and sports equipment and sports technology products. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our online digital e-commerce operations compete with brand wholesalers or specialist retailers.

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

The AI-based technology market is new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our platforms.

The AI-based technology market is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the continued growth of this market. The utilization of our app platform by users is untested, and users may not recognize the need for, or benefits of, this app platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their cognitive computing search and analytics requirements. In order to expand our business and extend our market position, we intend to focus our marketing and sales efforts on educating users about the benefits and technological capabilities of our platforms and the applications of our platform to the specific needs of customers in different market verticals. Our ability to access and expand the market that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platforms. Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience. The market for our platform may fail to grow significantly or be unable to meet the level of growth we expect. As a result, we may experience lower-than-expected demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or if demand for our products does not increase in line with our projections, then our business, results of operations and financial condition will be adversely affected.

We rely on technical innovation and high-quality products to compete in the market for our products.

Research and development plays a key role in technical innovation. We rely upon specialists in the fields of electrical and mechanical engineering, industrial design, sustainability and related fields, as well as other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance player performance, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

With the acquisition of Gameface and licensing agreements with PlaySight and Foundation, we are slowly transforming from a sports products only company to offering an additional sports technology platform focused on the Play & Learn Platform. If we are unable to successfully integrate this new technology with our existing products, we may not realize the benefits of the Gameface acquisition and / or our relationships with PlaySight and Foundation, and our business may be materially adversely affected.

Prior to our acquisition of Gameface and our licensing agreement with PlaySight, we focused on the production and sale of the Slinger Bag. Now our focused has shifted to the Play and Learn integrated platform which includes the analysis and AI offered by Gameface. The Play and Learn Platform requires integration of the capabilities of our existing business with those of Gameface. we may not realize the benefits of the Gameface acquisition and our business may be materially adversely affected.

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with professional athletes, as well as other public figures such as teaching pros and influencers, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with professional athletes, or other public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. Any substantial deterioration in these relationships, or substantial deterioration of our relationship with their talent managers or other key personnel, could adversely affect our business. As a result, our brands, net revenues, expenses and profitability could be harmed. If certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected.

Actions taken by athletes or other endorsers, associated with our products that harm the reputations of those athletes or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition.

Actions taken by athletes or other endorsers, associated with our products that harm the reputations of those athletes or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. Poor performance by our endorsers, a failure to continue to correctly identify future athletes, public figures or sports organizations, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures, and sports organizations could adversely affect our brand, sales and profitability. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, are costly to comply with or inconsistent among jurisdictions.

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

We may be adversely affected by the financial health of our third-party internet partners, wholesale purchasers, retailers, and distributors.

We extend credit to our distributors and to a select number of third party internet partners based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer our distributor partners the opportunity to place orders three months ahead of delivery under our direct ship ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable distribution partners struggling with economic uncertainty. In the past, some sports customers have experienced financial difficulties up to and including bankruptcies. Such future events would have an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, distributors may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality digital advertising and merchandising to attract consumers, which requires continuing investments by the company, our distributors and our third party internet partners. Distributors or partners that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Failure to accurately forecast consumer demand could lead to excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.

There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products, we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty. The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

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

Many of our consumers shop with us through our digital platforms. Increasingly, consumers are using mobile-based devices and applications to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our consumers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and results of operations. Risks specific to our digital commerce business also include liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands. Many factors unique to e-commerce operations, some of which are beyond our control, pose risks and uncertainties. Risks include, but are not limited to, credit card fraud or data mismanagement.

Our products are subject to risks associated with overseas sourcing, manufacturing and financing.

The principal materials used in our products (e.g., injection molded plastics, polyester, electrical motors, remote controls, trolley bags) are available in countries where our manufacturing takes place. Our products are dependent upon the ability of our unaffiliated contract manufacturers to locate, train, employ and retain adequate personnel. Our contractors and suppliers buy raw materials and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.

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

Our business is sensitive to consumer spending and general economic conditions.

Our business may be adversely affected by the COVID-19 pandemic and the Ukraine war, as well as macro-economic conditions such as inflation, employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies influence on public spending confidence. Recent dramatic downturns in the strength of global stock markets, currencies and key economies have highlighted many if not all, of these risks.

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

There continues to be a significant and growing volatility and uncertainty in the global economy due to the Coronavirus pandemic affecting all business sectors and industries. In addition, the on-going uncertainty in Europe and any resulting disruption could adversely impact our net sales in Europe and globally unless and until economic conditions in that region improve and the prospects of national debt defaults in Europe decline. Further or future downturns may adversely affect traffic at our on-line sales portals (which currently includes our own website https://www.connexasports.com/ and could materially and adversely affect our results of operations, financial position and growth strategy.

Likewise, the current impasse in U.S.-China trade relations has resulted in import duties for all Slinger products into the U.S. being increased from the previous standard of 5% to 30%. Our management has taken the view that at this time, gaining distribution and share outweighs the immediate margin consideration and has decided to take the added increase in import tariffs as a margin loss.

There is substantial doubt regarding our ability to continue as a going concern absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

The Company’s management has determined that there is substantial doubt about the Company’s ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2022 and 2021 included an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) the Company has a working capital deficit as of April 30, 2022, used cash in operations for the fiscal year ended April 30, 2022 of $11,464,464 in 2022, and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending April 30, 2023 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

We have limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our deficiency in working capital on April 30, 2022 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase product sales, increase production, obtain inventory financing, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

We have recorded net losses since inception and have significant accumulated deficits. We have relied upon loans and equity financings for operating capital. Total revenues will be insufficient to pay off existing debt and fund operations. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common stock for our additional cash needs. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds throughout 2023 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. We require additional financing, in addition to anticipated cash generated from our operations, to fund our working capital requirements. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors of the Company (the “Board of Directors”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company”.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $250,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we no longer qualify as a “smaller reporting company”.

If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

If we fail to maintain effective internal controls over financial reporting, then the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We have in the past made (and may, from time to time, consider) acquisitions of complementary companies, products or technologies. A primary component of our growth strategy has been to acquire complementary businesses to grow our Company. For example, we acquired the business of Foundation Sports Systems, LLC, in our fiscal year ended April 30, 2021, and the acquisitions of PlaySight and Gameface closed in the fiscal year ended April 30, 2022. We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increase benefits of scale. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships could cause our actual growth or operating results to differ from our expectations. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations. In addition, there might be potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers.

Some aspects of our business processes include open-source software, which poses risks that could have a material and adverse effect on our business, financial condition and results of operations. In addition, any failure to comply with the terms of one or more of these open-source licenses could negatively affect our business.

We incorporate open-source software into processes supporting our business and anticipate using open- source software in the future. Such open-source software may include software covered by licenses like the GNU General Public License and the Apache License. The terms of various open-source licenses to which we are subject have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems, limits our use of the software, inhibits certain aspects of our systems and negatively affects our business operations.

Some open-source licenses contain requirements that we make source code modifications or derivative works we create publicly available or make such modifications or derivative works available on unfavorable terms or at no cost, depending on the type of open-source software used.

While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open-source license terms are often ambiguous. We may face claims from third parties claiming ownership of, or demanding the release or license of, modifications or derivative works that we have developed using such open-source software (which could include our proprietary source code or artificial intelligence (“AI”) models), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.

In addition to risks related to license requirements, the use of certain open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, controls or other contractual protections regarding infringement claims or the quality of the origin of the software. There is little legal precedent in this area, and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open-source software. Any of these risks associated with the use of open-source software could be difficult to eliminate or manage, and if not addressed, could materially and adversely affect our business, financial condition and results of operations.

Systems defects, failures or disruptions, including events beyond our control, and resulting interruptions in the availability of our websites, applications, products, or services could harm our business, harm our reputation, result in significant costs to us, decrease our potential profitability and expose us to substantial liability.

We use vendors, such as our cloud computing web services provider and third-party software providers, in the operation of our platform. The satisfactory performance, reliability and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing customers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, unauthorized access, sabotage, acts of vandalism, military actions, negligence, human errors, fraud, spikes in platform use and denial of service issues, hardware failures, improper operation, cyberattacks, data loss, wars and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all.

In addition, our platform may be accessed by many users at the same time. As we continue to expand the number of our users, and products and services available through our platform, we may not be able to scale our technology to accommodate the increased capacity requirements. The failure of data centers, internet service providers or other third- party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreements, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our customers, prevent our customers from accessing their accounts, damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, cause the loss of critical data, prevent us from supporting our platform, products or services or cause us to incur additional expense in arranging for new facilities and support or otherwise harm our business and also harm our reputation.

In addition, we source certain information from third parties. In the event that any third party from which we source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability to access our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

To the extent we use or are dependent on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

Our ability to sell our products and services will be dependent on the quality of our technical support and our failure to deliver high-quality technical support services could have a material adverse effect on our sales and results of operations.

If we do not effectively assist our users in deploying our products and services, succeed in helping our users quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able to achieve the foregoing, our ability to sell our products and services would be adversely affected, and our reputation with potential users could be harmed. In addition, if we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than the English language. As a result, our failure to deliver and maintain high-quality technical support services to our users could result in customers choosing to use our competitors’ products or services in the future.

Our Gameface products and services may fail to keep pace with rapidly changing technology and evolving industry standards.

The market in which Gameface operates is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in user requirements. In addition, both traditional and new competitors are investing heavily in our market areas and competing for users. As next-generation video analytics technology continues to evolve, we must keep pace in order to maintain or expand our market position. If we are not able to successfully add staff resources with sufficient technical skills to develop and bring new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.

The business-to-business e-commerce industry is highly competitive, and we may not be able to compete effectively.

The market for business-to-business (“B2B”) e-commerce solutions is rapidly changing and intensely competitive. We expect competition to intensify as the number of entrants and new technologies increases. We may not be able to compete successfully against current or future competitors. The competitive pressures facing us may harm our business, operating results and financial condition.

We rely on third parties to develop cognitive engines for our platform and in some cases to integrate them with the PlaySight platform.

A key element of the PlaySight platform is the ability to incorporate and integrate cognitive engines developed by multiple third-party vendors, and we plan to continue to increase the number of third-party cognitive engines incorporated into our platform in order to enhance the performance and power of our platform. As we become increasingly dependent on third-party developers for new cognitive engines, we may encounter difficulties in identifying additional high-quality cognitive engines, entering into agreements for their inclusion in our ecosystem on acceptable terms or at all and/or in coordinating and integrating their technologies into our system. We may incur additional costs to modify and adjust existing functionalities of our platform to accommodate multiple classes of third-party cognitive engines, without the assurance that such costs can be recouped by the additional revenues generated by the new capabilities. As our platform becomes more complex due to the inclusion of various third-party cognitive engines, we may not be able to integrate them in a seamless or timely manner due to a number of factors, including incompatible software applications, lack of cooperation from developers, insufficient internal technical resources, and the inability to secure the necessary licenses or legal authorizations required. In addition, we currently use third-party providers to integrate such third-party cognitive engines onto our platform. In the future, we may require such third-party developers to integrate their engines onto our platform, and we will be dependent in part upon their ability to do so effectively and quickly. We may not have full control over the quality and performance of third-party providers, and therefore, any unexpected deficiencies or problems arising from these third-party providers may cause significant interruptions of our platform. The failure of third-party developers to integrate their cognitive engines seamlessly into our platform and/or provide reliable, scalable services may impact the reliability of our platform and harm our reputation and business, results of operations and financial conditions.

If we are not able to enhance or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.

Our ability to attract new users and increase revenue from existing customers depends in part on our ability to enhance and improve our platforms, increase adoption and usage of our products and introduce new products and features. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our platform, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully enhance our existing platform and capabilities to meet evolving customer requirements, increase adoption and usage of our platform, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

Customers may experience difficulty in integrating Playsight, Gameface, or Foundation Sports with third-party applications, which would inhibit sales.

PlaySight, Gameface, and Foundation Sports may serve a customer base with a wide variety of constantly changing hardware, operating system software, packaged software applications and networking platforms. If PlaySight, Gameface, or Foundation Sports fails to gain broad market acceptance due to their inability to support a variety of these platforms, our operating results may suffer. Our business depends, in part, on the following factors:

●	Our ability to integrate PlaySight, Gameface, or Foundation Sports with multiple platforms and existing systems and to modify our product as new versions of packaged applications are introduced;

●	Access to application program interfaces for the third-party software products that are integrated with our products;

●	Our ability to anticipate and support new standards; and

●	Our management of software being developed by third parties for our customers or for use with Foundation Sports.

Application program interfaces provide the instructions that are required to transfer information into and out of an application and trigger the specific characteristics of that application. These instructions are needed to create adapters between PlaySight, Gameface, Foundation Sports and third-party software products, but access to application program interfaces is controlled by the vendors of these applications. If the application vendor denies or delays our access to application program interfaces, our business may be harmed. Some application vendors may become competitors or establish alliances with our competitors, increasing the likelihood that we would not be granted access to their application program interfaces. Furthermore, we may need to modify PlaySight, Gameface, and Foundation Sports or develop new adapters in the future as new applications or newer versions of existing applications are introduced. If we fail to continue to develop adapters or respond to new applications or newer versions of existing applications in a timely manner, our business could suffer.

Our betting and online gaming customers and partners are subject to a variety of domestic and foreign laws and regulations, which are subject to change and interpretation and which could subject them to claims or otherwise harm our customers’ businesses. Any change in existing regulations or their interpretation, or the regulatory climate and requirements applicable to our or our customers’ and suppliers’ products and services, or changes in tax rules and regulations or interpretation thereof related to our or our customers’ and suppliers’ products and services, could adversely impact our or our customers’ and suppliers’ ability to operate our or their respective businesses as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

Certain of our customers and partners are generally subject to laws and regulations relating to sports, sports betting, online gaming, marketing and advertising in the jurisdictions in which they conduct their businesses or in some circumstances, of those jurisdictions in which we and they offer services or those are available, as well as the general laws and regulations that apply to all e-commerce and online businesses, such as those related to privacy and personal information, tax, anti-money laundering, anti-bribery, advertising, competition, inside information and disclosures, and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, and changes in legislative or governmental priorities, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit sports betting, online gaming and advertising, while others have taken the position that sports betting or online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable sports betting or online gaming in their jurisdictions. In some jurisdictions, additional requirements and restrictions may continue to develop. For example, recently, the Committees of Advertising Practice in the U.K. recommended new rules which ban sports betting advertisements if they are likely to appeal to minors, which evidences a trend in Europe for an increasingly restrictive approach to gambling advertising more generally. Additionally, some jurisdictions in which our customers may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations. Some jurisdictions do not have laws that grant our customers rights in the data they collect. Any enactment of laws in these jurisdictions would require a change in how they conduct business in such jurisdictions. However, our customers offer their services to customers in many more countries, but do not always have visibility of where their customers use their products and services to offer their services to their customers. Any of their licenses could be revoked, suspended or conditioned at any time. Their license applications may also be denied or conditioned. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of their offerings in the impacted jurisdictions. As laws and regulations change, they may need to obtain and maintain licenses or registrations in additional jurisdictions. In addition, once licensed, they may be subject to various ongoing requirements, including supervision by the respective governmental agency of certain transfers of ownership and acquisitions. In May 2018, the U.S. Supreme Court struck down the Professional and Amateur Sports Protection Act of 1992 (“PASPA”) as unconstitutional. This decision has the effect of lifting federal restrictions on sports betting and thus allows states to determine by themselves the legality of sports betting. Since the repeal of PASPA, several states have legalized online sports betting. To the extent new real money gaming or sports betting jurisdictions are established or expanded, we cannot guarantee that our customers will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. If our customers are unable to effectively develop and operate directly or indirectly within these new jurisdictions or if our customers’ competitors are able to successfully penetrate geographic jurisdictions that they cannot access or where they face other restrictions, there could be a material adverse effect on our customers’ and, in turn, our business, operating results and financial condition. Our customers’ failure to obtain or maintain the necessary regulatory approvals and licenses in jurisdictions, whether individually or collectively, could have a material adverse effect on our and their business.

To expand into new jurisdictions, our customers may need to be licensed and obtain approvals of their product offerings. This is a time-consuming process that can be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals or licenses needed for expansion within existing jurisdictions or into new jurisdictions can negatively affect our and our customers’ opportunities for growth, including the growth of our and our customers’ customer base, or delay our or their ability to recognize revenue from our offerings in any such jurisdictions. Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our and our customers’ operations and financial results. Governmental authorities could view us or our customers as having violated applicable laws or regulations, despite their efforts to obtain and maintain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent providers, or private individuals, could be initiated against us our customers, Internet service providers, credit card and other payment processors, advertisers and others involved in sports betting and online gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our customers or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our and our customers’ businesses, financial condition, results of operations and prospects, as well as impact our and our customers’ reputation. There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of sports betting and online gaming industries (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our and our customers’ businesses, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our customers to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Risks Related to the Company’s Legal and Regulatory Requirements

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

A significant portion of our intellectual property has been developed by our employees, or outside consultants in the course of their employment or retention with us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions.” The Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, has previously held, in certain cases, that employees may be entitled to remuneration for service inventions that they develop during their service for a company despite their explicit waiver of such right. Therefore, we may face claims by employees demanding remuneration beyond their regular salary and benefits.

We may be subject to product liability lawsuits or claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may be subject to product liability lawsuits and claims that, individually or in the aggregate, could harm our business, prospects, results of operations and financial condition. We may face lawsuits or claims if our products do not perform as expected, malfunction or are used without complying with their specifications. Moreover, a product liability lawsuit or claim, regardless of merit, could generate negative publicity about our products, which could have a material adverse effect on our brand, business, prospects, results of operations and financial condition. Any lawsuit or claim seeking monetary damages significantly exceeding our coverage or outside of our coverage may have a material adverse effect on our business and financial condition.

If we provide products and services related to sports betting, our business may become subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business. Any adverse change in regulations or their interpretation, or the regulatory climate applicable to these contemplated products and services, or changes in tax rules and regulations or interpretation thereof related to these contemplated products and services, could adversely impact our ability to operate our business as we seek to operate in the future, which could have a material adverse effect on our financial condition and results of operations.

Our business could potentially expand into sports betting, in which case our business partners are generally subject to laws and regulations in the jurisdictions in which we will conduct our business or in some circumstances, of those jurisdictions in which we offer our services or those are available, as well as the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may at such time have a material impact on our operations and financial results, or may prevent our business partners from expanding into such businesses entirely and thus, may have impact on our business. In addition, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

As a result of the foregoing, future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our business partners’ business and operations, and that may also have an impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against our business partners, us, and others involved in the sports betting industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our business partners. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

Furthermore, there can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the sports betting industry (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination not to offer products or services in a jurisdiction or to cease doing so, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

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

We do not have covenants not to compete in place with our key employees.

We generally do not enter into non-competition agreements as part of our employment agreements with our employees and it may be difficult for us to restrict our competitors from benefitting from the expertise our former employees or consultants developed while working for us.

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

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising.

The FTC regulates the use of endorsements and testimonials in advertising as well as relationships between advertisers and social media influencers pursuant to principles described in the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising, or the Endorsement Guides. The Endorsement Guides provide that an endorsement must reflect the honest opinion of the endorser and cannot be used to make a claim about a product that the product’s marketer couldn’t itself legally make. They also say that if there is a connection between an endorser and the marketer that consumers would not expect and it would affect how consumers evaluate the endorsement, that connection should be disclosed. Another principle in the Endorsement Guides applies to ads that feature endorsements from people who achieved exceptional, or even above average, results from using a product. If the advertiser doesn’t have proof that the endorser’s experience represents what people will generally achieve using the product as described in the ad, then an ad featuring that endorser must make clear to the audience what results they can generally expect to achieve and the advertiser must have a reasonable basis for its representations regarding those generally expected results. Although the Endorsement Guides are advisory in nature and do not operate directly with the force of law, they provide guidance about what the FTC staff generally believes the Federal Trade Commission Act, or FTC Act, requires in the context using of endorsements and testimonials in advertising and any practices inconsistent with the Endorsement Guides can result in violations of the FTC Act’s proscription against unfair and deceptive practices.

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Endorsement Guides and we will otherwise endeavor to follow the FTC Act and other legal standards applicable to our advertising. However, if our advertising claims or claims made by our social media influencers or by other endorsers with whom we have a material connection do not comply with the Endorsement Guides or any requirement of the FTC Act or similar state requirements, the FTC and state consumer protection authorities could subject us to investigations and enforcement actions, impose penalties, require us to pay monetary consumer redress, require us to revise our marketing materials and require us to accept burdensome injunctions, all of which could harm our business, reputation, financial condition and results of operations.

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

We could be subject to a change in tax laws, which may impact tax rates or otherwise adversely impact our tax position and may be subject to a tax audit.

We are subject to the tax laws in the U.S. and numerous foreign jurisdictions. Such laws may change as a result of economic and political conditions, or there may be changes to such laws interpretation and application.

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

For as long as we are a “smaller reporting company,” we will not be required to comply with certain reporting requirements that apply to other publicly reporting companies. We cannot predict whether the reduced disclosure requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

We are currently a “smaller reporting company”. For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from reporting requirements applicable to other publicly reporting companies that are not smaller reporting companies. These include not being required to comply with the auditor attestation requirements for the assessment of our internal controls over financial reporting provided by Section 404 of the Sarbanes- Oxley Act of 2002, or the Sarbanes-Oxley Act, and not being required to provide certain disclosure regarding executive compensation required of larger publicly reporting companies. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other publicly reporting companies and you may not have the same protections afforded to shareholders of such companies.

We are subject to the periodic reporting requirements of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain a “smaller reporting company,” as defined in in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.

If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Risks Related to Ownership of Our Shares

There is currently limited liquidity of shares of our common stock.

We can give no assurance that an active trading market for shares of our common stock will develop on the Nasdaq or if its develops, will be sustained, or that the shares of common stock will trade at or above the public offering price. Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares. Even if a market for common stock does develop, the market price of common stock may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock. The liquidity of the shares of our common stock may also be affected adversely by a forward stock split given the reduced number of shares that will be outstanding following a reverse stock split, especially if the market price of our common stock does not increase as a result of the forward stock split.

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common shares could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

We do not intend to pay dividends on our shares of common stock and under the terms of certain outstanding loans, we are not permitted to pay any dividends.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. In addition, under the terms of the loan agreements between the Company and Yonah Kalfa and Naftali Kalfa and the Company, we may not make any distributions until these loan agreements are repaid in full. At this time, such loans have not been repaid in full. As a result, you should expect to receive a return on your investment in our common shares only if the market price of our common stock increases, which may never occur.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

As of April 30, 2022, we had 7,317,601 outstanding common shares. Of these shares, 709,080 shares were in the public float or are eligible for re-sale under Rule 144. The remaining 6,608,521 shares common stock outstanding are “restricted securities” within the meaning of Rule 144. In addition, on September 8, 2021, we filed a registration statement with the SEC to register an additional 1,640,000 shares of common stock, which was declared effective on January 27, 2022. On September 28, 2022, we issued (i) 1,018,510 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 11,802,002 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $0.39 per share of the common stock and associated common stock warrant and $0.3899 per Pre-Funded Warrant and associated common stock warrants. The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.39 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and warrants to purchase 25,641,024 shares of common stock at an exercise price of $0.43 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “September Warrants”. On January 6, 2023, the Company issued warrants to purchase 9,049,774 shares of the Company’s common stock (the “January Warrants”). The January Warrants have an exercise price per share equal $0.221. The issuance of the January Warrants at an exercise price of $0.221 reset the exercise price of the Noteholder Warrants (as defined below) to $0.221 per share from the original exercise price of $30.00. Sales of the shares underlying the Pre-Funded Warrants, the September Warrants, the January Warrants and the Noteholder Warrants in the public market after the date hereof, or the perception that these sales could occur, could reduce the market price of our common stock. If our stock is priced or closes at a price that would reduce the conversion price of the notes to be below approximately $15.00, additional conversion shares will be issuable upon the automatic conversion of the notes, and we will be required to file a new registration statement covering the new conversion shares as soon as reasonably practicable following the determination of the number of new conversion shares that need to be registered. The new registration statement will cover both the shares originally registered for resale and the new conversion shares. Additional sales of our common shares in the public market after the date hereof, or the perception that these sales could occur, could reduce the market price of our common stock.

We will be required to file an additional registration statement once we regain compliance with the Nasdaq listing requirements.

On September 8, 2021, we filed a registration statement with the SEC to register 1,640,000 shares of common stock for resale by certain selling stockholders, which was declared effective on January 27, 2022. Following our public offering resulting in our common stock being listed on Nasdaq and once we regain compliance with the Nasdaq listing standards, additional conversion shares need to be registered. We also have agreed to register additional shares in connection with our recent financing. See “Item 1. Business—Recent Developments” for more information. The new registration statement will cover both the shares originally registered for resale, the new conversion shares and the recent financing shares.

Certain of the Company’s large shareholders may be able to exert significant influence on the Company and their interests may conflict with the interests of its other shareholders.

Certain of the Company’s large shareholders, including our officers and directors, represent approximately 44.5% of the Company’s voting rights as of April 30, 2022. Therefore, these shareholders would be able to exert significant influence over certain matters, including matters that must be resolved by the general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interests of these shareholders may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that these shareholders may seek to pursue.

Our stockholders may not be able to enforce judgments entered by United States courts against certain of our officers and directors.

We are incorporated in the State of Delaware. However, some of our directors and executive officers may reside outside of the U.S. As a result, our stockholders may not be able to effect service of process upon those persons within the

U.S. or enforce against those persons judgments obtained in U.S. courts.

The sale of a large number of shares of common stock by our principal shareholder could depress the market price of our common stock.

As of April 30, 2022, Yonah Kalfa beneficially owned approximately 32% of our common stock outstanding. The shares may become available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

If we implement a reverse stock split to regain compliance with the Bid-Price Rule, it may not result in a proportional increase in the per share price of our common stock.

As described above under “Item 1. Business—Recent Developments,” Nasdaq informed us on October 10, 2022, that we were not in compliance with the Bid Price Rule and that we had until April 10, 2023 to regain such compliance. To do so, our Board of Directors is contemplating a 1-for-10 reverse stock split. The effect of a future reverse stock split, if any, on the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that the prices for shares of the common stock after a future reverse stock split will increase proportionately to prices for shares of our common stock immediately before a reverse stock split. The market price of our common stock may also be affected by other factors which may be unrelated to a future reverse stock split or the number of shares outstanding.

Furthermore, even if the market price of our common stock does rise following a reverse stock split, we cannot assure you that the market price of our common stock immediately after a reverse stock split will be maintained for any period of time. Moreover, because some investors may view a reverse stock split negatively, we cannot assure you that a reverse stock split will not adversely impact the market price of our common stock. Accordingly, our total market capitalization after a reverse stock split may be lower than the market capitalization before a reverse stock split.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 300,000,000 shares that are not issued or reserved for issuance under convertible or exchangeable instruments. In addition, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

A reverse stock split may not help generate additional investor interest.

There can be no assurance that a reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

There can be no assurances that our common stock will not be subject to potential delisting if we do not regain compliance with the listing requirements of the Nasdaq.

We have listed the shares of our common stock on the Nasdaq, under the symbol “CNXA.” As such we are e subject to, among other things, our fulfilling all of the listing requirements of the Nasdaq. In addition, Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. As described above under “Item 1. Business—Recent Developments,” Nasdaq informed us that we are deficient with respect to several continued listing criteria. Failure to maintain our listing (i.e., being de-listed from the Nasdaq), would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

We have received notices of delinquency from the Nasdaq for violations of listing rules and there is no assurance that we will regain compliance and maintain our listing on the Nasdaq.

We have received a number of letters from The Nasdaq Stock Market LLC (“Nasdaq”) from the period starting on August 16, 2022 through March 21, 2023 (i) notifying us that we are not in compliance with the periodic filing requirements for continued listing because our (i) Annual Report on Form 10-K with respect to the fiscal year ended April 30, 2022 and (ii) Quarterly Reports on Form 10-Q for the periods ended July 31, 2022 and October 31, 2022 (collectively, the “Delinquent Filings”), by February 13, 2023 (the due date for filing the Delinquent Filings pursuant to an exception to Nasdaq’s Listing Rule previously granted by Nasdaq) and our Form 10-Q for the fiscal quarter ended January 31, 2023 was not filed with the Securities and Exchange Commission (the “SEC”) by the required due date of March 17, 2023, which is an additional basis for delisting the Company’s securities from the Nasdaq and (ii) indicating that the Nasdaq Hearings Panel (the “Panel”) would consider this matter in rendering a determination regarding the Company’s continued listing on the Nasdaq at its hearing on Thursday, March 30, 2023.

On October 10, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq indicating that our common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Nasdaq notice indicated that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until April 10, 2023, to regain compliance.  The Company did not regain compliance with the Bid Price Rule before April 10, 2023, but requested at its hearing on March 30, 2023 an additional period of six months to cure the deficiency by effecting a reverse stock split, if necessary.

We have also been notified by the Nasdaq that due to the resignations from the Company’s board, audit committee and compensation committee on November 17, 2022, we no longer comply with Nasdaq’s independent director, audit committee and compensation committee requirements as set forth in Listing Rule 5605.

On March 30, 2023, the Company had its hearing with the Nasdaq, which indicated that a decision with respect to the Company’s listing status on the Nasdaq would be rendered within two weeks.

On April 12, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company had not yet regained compliance with the Bid Price Rule, which serves as an additional basis for delisting the Company’s securities from the Nasdaq. The letter further indicated that the Panel will consider this matter in its decision regarding the Company’s continued listing on the Nasdaq Capital Market. In that regard, the Nasdaq indicated that the Company should present its views with respect to this additional delinquency to the Panel in writing no later than April 19, 2023.

To date, we have not yet filed our Delinquent Filings other than this annual report on Form 10-K, although work on completing such filings is ongoing and have not received a response from the Nasdaq with respect to our requests for extensions of time to regain compliance with the listing requirements with respect to which we are currently in violation.

The Company offers no assurance that its request to be granted further time to file its Delinquent Filings, regain compliance with the Bid Price Rule and redress its Corporate Governance Deficiencies and to remain listed on the Nasdaq will be granted.

There can be no assurance that the Company will be successful in its efforts to maintain its Nasdaq listing. If the Company’s common stock ceases to be listed for trading on the Nasdaq Capital Market, the Company would expect that its common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group. The Company intends to closely monitor the closing bid price of its common stock and consider all available options to remedy the bid price deficiency to regain compliance with the Bid Price Rule.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock may be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Upon the expiration or early release of any or all of the lock-up agreements entered into between the Representatives and each of our directors, executive officers and holders of more than 5% of our outstanding common stock, a significant amount of shares of our common stock may be sold, or there may be a perception that they will be sold, in the public market.

Additionally, upon the (i) expiration of, (ii) early release of, and (iii) terms permitting sales of shares of the Company’s common stock at certain times, a significant amount of shares of our common stock may be sold, or there may be a perception that they will be sold, in the public market.

Upon the sale, or the perception that a sale will occur, as described above, our stock price may decline significantly, even if our business is doing well.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any properties. Our principal office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill, Maryland 21244. We entered into a lease for use of office space at this location effective September 1, 2019. This location is owned by Zeek Logistics. We do not pay any rent or fee to use this location.

ITEM 3. LEGAL PROCEEDINGS

On February 8, 2023, Oasis Capital, LLC (“Oasis”) filed a lawsuit against the Company in the United States District Court for the Southern District of New York seeking damages (i) in the amount of $764,647.53 in for an alleged breach of the terms of the 8% senior convertible note and the securities purchase agreement entered into between Oasis and the Company in connection with the Note (as defined below), which in December 2021 was increased to $600,000 in principal amount (the “Note”) and (ii) an unspecified amount of damage for an alleged breach of the exclusivity provisions of a term sheet that the Company and Oasis entered into on July 7, 2022 plus an actual damages in an amount to be proven at trial, interest and costs, reasonable attorney’s fees and such other legal and equitable relief as the court deems just and proper. The Company believes the lawsuit is without merit and is vigorously defending itself.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of April 30, 2022, our shares of common stock were quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “SLBG” (since November 2019). On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. and a ticker symbol change from “SLBG” to “CNXA”. On June 15, 2022, the Company uplisted its shares of common stock to the Nasdaq Capital Market where its shares of common stock now trade.

Quarter Ended	High Bid	Low Bid
April 30, 2022	$13.50	$13.50
January 31, 2022	$15.80	$14.30
October 31, 2021	$30.80	$29.00
July 31, 2021	$33.90	$30.80
April 30, 2021	$52.30	$50.30

Holders of Record

On May 17, 2023, there were 235 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

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

The Company has reserved a total of 1,500,000 shares for issuance under awards to be made under the 2020 Plan, all of which may, but need not, be issued in connection with ISOs. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2020 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2020 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since May 1, 2021, the Company has issued an aggregate of 6,881,655 shares of its common stock consisting of:

On June 16, 2022, we issued 4,389,469 shares of common stock to the investors who purchased on August 6, 2021 our 8% Senior Convertible Note in an aggregate principal amount of $11,000,000.

On June 27, 2022, we issued 25,000 shares of common stock to Gabriel Goldman for consulting services performed in the first quarter of calendar 2022 (Gabriel Goldman became a director of the Company on June 15, 2022).

On August 25, 2022, we issued 30,000 shares of common stock to Midcity Capital Ltd (“Midcity”) pursuant to a cashless conversion of warrants Midcity received from its warrant agreement with company dated March 2020.

On August 25, 2022, we issued 30,000 shares of common stock to Midcity Capital Ltd (“Midcity”) pursuant to a cashless conversion of warrants Midcity received from its warrant agreement with company dated March 2020.

On September 28, 2022, we issued 1,018,510 shares of common stock and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 11,802,002 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $0.39 per share of the common stock and associated common stock warrant and $0.3899 per Pre-Funded Warrant and associated common stock warrants to Armistice Capital Master Fund Ltd. The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.39 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and warrants to purchase 25,641,024 shares of common stock at an exercise price of $0.43 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “September Warrants”.

On January 6, 2023, the Company issued warrants to purchase 9,049,774 shares of the Company’s common stock (the “January Warrants”). The January Warrants have an exercise price per share equal $0.221.

The company used the net proceeds it received from its registered offering on June 14, 2022 (i.e., $4,195,000) for the following purposes (dollars in thousands):

Use of Net Proceeds
Working Capital	$1,970
Repayment of Midcity Capital loan (1)	$500
Payment to Mr. Shaik (2)	$500

(1)	For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Description of Indebtedness—Loan Agreements.”
(2)	For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Gameface Acquisition.”

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 2,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 2,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 2,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

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

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface would become a wholly owned subsidiary of the Company.

On February 22, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight would become a wholly owned subsidiary of the Company.

During April 2022, the Company determined that the technology utilized in the Foundation Sports acquired entity would take substantially more financial resources and more time to bring to market and achieve profitability than originally anticipated. As a result, the goodwill and intangible assets related to Foundation Sports were fully impaired as of April 30, 2022, resulting in an impairment loss of $3,486,599. In addition, during April 2022 the Company decided to sell a portion of Foundation Sports. The Company continued to classify Foundation Sports in continuing operations, until December 5, 2022 when they sold 75% of Foundation Sports back to the original owners at which time it deconsolidated this subsidiary and recorded a loss on the sale. The Company also determined to dispose of the PlaySight entity during the year ended April 30, 2023. The Company completed the sale in November 2022 and recorded a loss on the sale at that time.

In April 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”. Connexa is now the holding company under which Slinger Bag, PlaySight, Gameface and Foundation Sports reside.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, Foundation Sports, PlaySight and Gameface are collectively referred to as the “Company.”

On June 14, 2022, the Company effected a 1-for-10 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references to the outstanding stock have been retrospectively adjusted to reflect this reverse split. The Company also consummated a public offering of shares of its common stock and the listing of its common stock on the Nasdaq Capital Market.

The Company operates in the sports equipment and technology business. The Company is the owner of the Slinger Launcher, which is comprised of a portable tennis ball launcher, a portable padel tennis ball launcher and a portable pickleball launcher and Gameface AI, providing AI technology and performance analytics.

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, Foundation Sports, PlaySight, and Gameface for the years ended April 30, 2022 and 2021. All intercompany accounts and transactions have been eliminated in consolidation.

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

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the consolidated statement of operations.

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

The Company’s contingent consideration in connection with the acquisition of Gameface and PlaySight were calculated using Level 3 inputs.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Long-lived assets related to Foundation Sports in the amount of $1,056,599 were fully impaired as of April 30, 2022, resulting in an impairment loss. There was no impairment of long-lived assets identified during the year ended April 30, 2021.

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company records goodwill as the excess purchase price over assets acquired and includes any work force acquired as goodwill. Goodwill is evaluated for impairment on an annual basis.

With the adoption of the ASU 2017-04, which eliminates the second step of the goodwill impairment test, the Company tests impairment of goodwill in one step. In this step, the Company compares the fair value of each reporting unit with goodwill to its carrying value. The Company determines the fair value of its reporting units with goodwill using a combination of a discounted cash flow and a market value approach. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company will not record an impairment charge.

The Company determined in April 2022 that the fair value of the reporting unit was less than the carrying value of the net assets assigned to the reporting unit, and therefore goodwill was fully impaired for Foundation Sports at April 30, 2022, resulting in an impairment loss of $2,430,000. There was no impairment of goodwill as of April 30, 2021.

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

Recent Accounting Pronouncements

Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2017-04 effective May 1, 2021. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”), 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company has not yet adopted this update and is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities the Company does not intend to sell or believes that it is more likely than not they will be required to sell. The ASU can be adopted no later than January 1, 2020 for SEC filers and January 1, 2023 for private companies and smaller reporting companies. The Company has not yet adopted this ASU as it qualifies as a smaller reporting company. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations - Accounting for Contract Assets and Contract Liabilities (Topic 805)”. The amendments in this Update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

The FASB has issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 provides guidance that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard also provides guidance on how an entity should measure and recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2021-04 will have on the Company’s consolidated financial statement presentation or disclosures.

Results of Operations for the Years Ended April 30, 2022 and 2021

The following are the results of our operations for the year ended April 30, 2022 as compared to April 30, 2021:

	For the Years Ended April 30,
	2022	2021	Change ($)	Change (%)

Net sales	$16,831,477	$10,804,214	$6,027,263	55.79%
Cost of sales	12,346,712	7,680,290	4,666,422	60.74	6%
Gross profit	4,484,765	3,123,924	1,360,841	43.56%

Operating expenses:
Selling and marketing expenses	3,536,617	1,881,434	1,655,183	87.97%
General and administrative expenses	43,424,105	4,629,642	38,794,463	837.96%
Research and development costs	855,660	339,385	516,275	152.12%
Impairment loss	3,486,599	—	3,486,599	N/A
Transaction costs	5,109,522	—	5,109,522	N/A
Total operating expenses	56,412,503	6,850,461	49,562,042	723.48%

Loss from operations	(51,927,738)	(3,726,537)	(48,201,201)	1293.46%

Other expenses (income):
Amortization of debt discount	8,150,284	376,506	7,773,778	2064,72%
Loss on extinguishment of debt	7,096,730	3,030,495	4,066,235	134.18%
Loss on issuance of convertible notes	5,889,369	-	5,889,369	N/A
Gain on change in fair value of derivatives	(18,557,184)	(1,939,639)	(16,617,545)	856.73%
Gain on change in fair value of contingent consideration	(4,847,000)	—	(4,847,000)	N/A
Interest expense - related party	165,558	608,668	(443,110)	(72.80)%
Interest expense	1,948,157	12,792,193	(10,844,036)	(84.77)%
Total other (income) expense	(154,086)	14,868,223	(15,022,309)	(101.04)%
Loss before income taxes	(51,773,652)	(18,594,760)	(33,178,892)	178.43%
Provision for income taxes	—	—	—	N/A
Net loss	$(51,773,652)	$(18,594,760)	$(33,178,892)	178.43%

Net sales

Our net sales during the year ended April 30, 2022 were $16,831,477, which consisted partially of shipped orders related to new orders placed and fulfilled to consumers via our online marketplace and to our international distributors. Our net sales during the year ended April 30, 2021 were $10,804,214 which consisted partially of shipped orders related to our Kickstarter and Indiegogo crowdfunding campaigns initiated in fiscal year 2019, as well as new orders placed and fulfilled to consumers via our online marketplace and to our international distributors. The increases to our online marketplace in Slinger Bag contributed to the increase in sales along with increases related to the purchase of PlaySight in February 2022. As of April 30, 2022 and 2021, we had contract liabilities of $2,656,706 and $99,531, respectively, representing units that have not been shipped at year end.

Cost of sales

Our cost of sales during the year ended April 30, 2022 were $12,346,712, which represents the costs of units shipped during the period, and resulted in a gross profit of $4,484,765, or 26.65%. Our cost of sales during the year ended April 30, 2021 were $7,680,290, which represents the costs of units shipped during the period, and resulted in a gross profit of $3,123,924, or 28.91%. During the first quarter of the current year, we experienced a gross loss as the bulk of our sales in that period related to the shipment of initial crowdfunding orders. The loss on these shipments was due to (1) discounted pricing on the initial crowdfunding orders, (2) as fulfillment was later than initially scheduled we fulfilled orders with the “deluxe” version of launcher (including all features), as well as tennis balls, both of which increased costs, and (3) due to sanctions by the U.S. against Chinese sourced products, the import duty was raised on all launchers brought into the U.S. increasing our cost of sales. As a result, our cost of sales exceeded initial sales values raised in our crowdfunding campaigns. As of the beginning of the third quarter of the previous year, substantially all of the initial crowdfunding orders had been fulfilled. Sales generated during the last two fiscal quarters represented new orders placed and fulfilled during the current year by consumers and distributors, which resulted in a positive gross profit. Currently, our cost of sales is being negatively impacted by the large increase in container costs out of Asia. In addition, we had increases in 2022 cost of sales related to the purchase of PlaySight in February 2022. Our gross margins slightly increased in 2022 versus 2021 related to the above items.

Selling and marketing expenses

During the year ended April 30, 2022, we incurred selling and marketing expenses of $3,536,617 compared with $1,881,434 during the year ended April 30, 2021. This increase is largely driven by an increase in social media advertising, sponsorships, and other investments in our public relations presence in order to drive sales and build brand awareness.

General and administrative expenses

General and administrative expenses consist primarily of compensation, including share-based compensation, and other employee-related costs, as well as legal fees and fees for professional services. During the year ended April 30, 2022, we incurred general and administrative expenses of $43,424,105 compared with $4,629,642 during the year ended April 30, 2021. The increase in general and administrative expenses is largely due to our share based compensation that resulted in an expense of $32,176,087.

Research and development costs

During the year ended April 30, 2022, we incurred research and development costs of $855,660 compared with $339,385 during the year ended April 30, 2021. This increase is mainly driven by our investment in new slinger bag launcher products for Pickleball and Padel as well as costs relating to the development of a consumer app that will integrate artificial intelligence (AI) technology that is targeted to provide performance and training insights to provide more value to our customers.

Impairment loss

During the year ended April 30, 2022, we incurred an impairment loss of $3,486,599 due to the full impairment of goodwill and intangible assets for Foundation Sports.

Transaction costs

During the year ended April 30, 2022, we incurred transaction costs of $5,109,522 associated with completing the acquisitions of Gameface, PlaySight and Foundation Sports.

Other expenses

During the year ended April 30, 2022, we recorded a gain on change in fair value of derivatives of $18,557,184, compared to $1,939,639 during the year ended April 30, 2021. A gain on change in fair value of contingent consideration of $4,847,000 and $0 was recorded during the years ended April 30, 2022 and 2021, respectively, relating to the acquisition of PlaySight. Excluding the gains, during the years ended April 30, 2022 and 2021, we had other expenses totaling $23,250,098 and $16,807,862, respectively. The increase in other expenses for the year ended April 30, 2022 as compared to April 30, 2021 was primarily due amortization of discounts and losses incurred on extinguishment of our convertible notes totaling net of decreases in interest expense from 2021 to 2022 due to changes in our long-term debt.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $80,596,925 as of April 30, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the years ended April 30, 2022 and 2021:

	For the Years Ended April 30,
	2022	2021
Cash flows used in operating activities	$(11,463,464)	$(4,517,457)
Cash flows used in investing activities	$(1,618,341)	$(30,000)
Cash flows provided by financing activities	$13,734,286	$5,420,000

We had cash and cash equivalents of $1,424,360 as of April 30, 2022, as compared to $928,796 as of April 30, 2021.

Net cash used in operating activities was $11,463,464 during the year ended April 30, 2022, compared with $4,517,457 during the year ended April 30, 2021. Our cash used in operating activities during the year ended April 30, 2022 was primarily the result of our net loss of $51,773,652 for the year as well as increases in inventory, prepaid inventory, accounts receivable, and prepaid expenses, which was partially offset by non-cash expenses of $38,363,555, and increases in accounts payable, accrued expenses, accrued interest, and a decrease in contract liabilities. Our net cash used in operating activities during the year ended April 30, 2021 was primarily the result of our net loss of $18,594,760 during the year as well as increases in inventory and accounts receivable, which was partially offset by non-cash expenses of $14,892,030 and increases in accounts payable and accrued expenses, as well as a decrease in prepaid expenses and other current assets.

Net cash used in investing activities was $1,618,341 for the year ended April, 30 2022, compared with net cash used in investing activities of $30,000 for the for year ended April 30, 2021. Investing activities for the year ended April, 30 2022 related to cash acquired from Gameface and PlaySight acquisitions, and a note receivable issuance, while investing activities for the year ended April 30, 2021 were related to the purchase of the Slinger trademark.

Net cash provided by financing activities was $13,734,286 for the year ended April, 30 2022, compared with $5,420,000 for the year ended April 30, 2021. Cash provided by financing activities for the year ended April, 30 2022 consisted of proceeds of $7,500,000 from notes payable and related party notes payable, $11,000,000 proceeds from convertible notes, offset by $3,965,463 in repayments of notes payable and debt $800,251 of issuance costs on convertible notes. Cash provided by financing activities for the year ended April 30, 2021, consisted of proceeds of $3,300,000, from notes payable with a related party, proceeds of $3,120,000 from notes payable, and a repayment of notes payable with a related party of $1,000,000.

Description of Indebtedness

Notes Payable - Related Party

On January 14, 2022, the Company entered into two loan agreements with Yonah Kalfa and Naftali Kalfa, each for $1,000,000, pursuant to which we received a total amount of $2,000,000. The loans bear interest at a rate of 8% per annum, and we have agreed to repay the loans in full by July 3, 2022, or such other date as may be accepted by the lenders. We are not permitted to make any distribution or pay any dividends unless or until the loans are repaid in full. On June 28, 2022, the Company entered into amendments for the two related party loan agreements with the lenders in which the repayment date was extended to July 31, 2024.

There were $2,000,000 and $6,220,000 in outstanding borrowings from the Company’s related parties for the years ended April 30, 2022 and 2021, respectively. Accrued interest due to related parties as of April 30, 2022 and 2021 amounted to $908,756 and $747,636, respectively.

Securities Purchase Agreement and Convertible Notes

On August 6, 2021, the Company consummated the closing of a private placement offering pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of August 6, 2021 (the “Purchase Agreement”), between the Company and certain accredited investors. At closing, the Company sold (i) 8% Senior Convertible Notes in an aggregate principal amount of $11,000,000 and (ii) warrants to purchase up to 7,333,334 shares of our common stock (the “Noteholder Warrants”). The Company received an aggregate of $11,000,000 in gross proceeds from this private placement, before deducting offering expenses and commissions. The 8% Senior Convertible Notes are convertible into shares of common stock at any time following the date of issuance and prior to mandatory conversion (as defined in the Notes) at the conversion price equal to the lesser of: (i) $30.00, subject to adjustment set forth in the 8% Senior Convertible Notes and (ii) in the case of an uplist to the Nasdaq, the uplist conversion price (as defined in the 8% Senior Convertible Notes) of our common stock.

The Company used the net proceeds from this transaction for working capital purposes and to pay the outstanding principal amount and accrued interest through August 6, 2021 of the $2,000,000 secured term promissory note dated April 15, 2021 that bore interest at the rate of 15% per annum to SB Invesco LLC, a Wyoming limited liability company.

Spartan Capital Securities, LLC served as placement agent for the private placement.

The convertible notes mature on August 6, 2022, and bear interest at 8% per annum payable on each conversion date (as to that principal amount then being converted), on each redemption date as well as mandatory redemption date (as to that principal amount then being redeemed) and on the maturity date, in cash. The notes are convertible into shares of the Company’s common stock at any time following the date of issuance and prior to Mandatory Conversion (as defined in the convertible notes) at the conversion price equal to the lesser of: (i) $30.00, subject to adjustment and (ii) in the case of an up-list to the Nasdaq, the up-list Conversion Price (as defined in the convertible notes) of the Company’s common stock during the two trading day period after each conversion date; provided, however, that at any time from and after December 31, 2021 or upon an Event of Default (as defined in the convertible notes), the holder had the right, by delivery of written notice to the Company, elect to cause all, or any part, of the notes to be converted, at any time thereafter, all, or any part of, the then outstanding aggregate principal amount of the convertible notes into shares of common stock at the alternate conversion price. The convertible notes rank pari passu with all other notes now or thereafter issued under the terms set forth in the convertible notes. The convertible notes contain certain price protection provisions providing for adjustment of the number of shares of common stock issuable upon conversion in case of certain future dilutive events or stock-splits and dividends, including the reverse stock split we contemplating effectuation prior to or upon the effectiveness of the registration statement of which this prospectus forms a part. The notes issued in the August 6, 2021 private placement will automatically convert into shares of common stock at a 20% discount to the public offering price upon the closing of the offering.

The warrants are exercisable for five years from August 6, 2021, at an exercise price equal to the lesser of $30.00 or a 20% discount to the public offering price that a share of the Company’s common stock or unit (if units are offered) is offered to the public resulting in the commencement of trading of the Company’s common stock on the Nasdaq, New York Stock Exchange or NYSE American. Accordingly, upon completion of this offering the exercise price of the warrants issued in the August 6, 2021 private placement will be reset to a 20% discount to the public offering price in accordance with the terms of the warrants. The warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the warrants in case of certain future dilutive events or stock-splits and dividends, including the reverse stock split we contemplating effectuation prior to or upon the effectiveness of the registration statement of which this prospectus forms a part.

The Company’s obligations in this transaction are guaranteed by the Company’s subsidiaries. The Company’s obligations under the convertible notes are jointly and severally, unconditionally and irrevocably guaranteed by its subsidiaries.

In connection with this transaction, the Company agreed to register the shares of common stock issuable pursuant to the terms of the convertible notes and the warrants for resale under the Securities Act. The Company filed registration statement with the SEC on September 8, 2021 and that registration statement was declared effective on January 27, 2022. However, additional sales of our common shares in the public market after the date hereof could occur as convertible notes and warrants for resale were not fully registered by the resale registration statement that we filed on September 8, 2021. If the public offering price of our common stock in this offering causes the conversion price to be below approximately $15.00 per share at the time of the closing of this offering, additional conversion shares need to be registered. The new registration statement will cover both the shares originally registered for resale and the new conversion shares.

On February 15, 2022, the Company entered into a consignment transaction with consideration of $4,000,000 in exchange for all of the Company’s right, title, and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions, and accessions thereto (collectively, the “Consigned Goods”). The Company also agreed to purchase the Consigned Goods from the consignor and make certain payments to the consignor. As of April 30, 2022, the Company had repaid $965,463 resulting in a net balance of the convertible note payable of $3,034,537. Accrued interest on the consignment note was $1,104,839 for the year ended April 30, 2022.

Omnibus Amendment to Purchase Agreement

On December 31, 2021, the Company entered into an Omnibus Amendment Agreement with certain convertible note holders who collectively held 67% or more of the convertible notes and warrants outstanding on August 6, 2021, amending the original purchase agreement and the Company’s registration obligations. Simultaneously with the execution of the Omnibus Amendment Agreement, the Company issued to each convertible noteholder a replacement note in replacement of the convertible note held prior to December 31, 2021 by such noteholder.

The original purchase agreement was amended to, among other things, (i) delete Exhibit A and replace it in its entirety with a replacement 8% Senior Convertible Note, (ii) add a new definition of “Inventory Financing”, (iii) amend Section 4.18 to add at the end of Section 4.18 before the final period “, it being agreed that the provisions of this Section 4.18 shall not apply to the Qualified Subsequent Financing expected to occur after the date hereof”, (iv) delete Section 4.20 and replace it in its entirety with substantially the same text, including the following after the period, replacing the period with a semicolon: “; provided that the provisions of this Section 4.20 shall not apply to (i) in respect of any Holder to the extent that such Holder is an investor or a purchaser of the securities offered pursuant such Subsequent Financing, and (ii) with respect to an Inventory Financing.”, and (v) add a new section as follows: “4.21. Most-Favored Nation. So long as any of the Notes are outstanding, upon any issuance by the Company or any of its subsidiaries of any new security, with any term that a majority of the holders of the outstanding Principal Amount of Notes, reasonably believe is more favorable to the holder of such security or with a term in favor of the holder of such security that a majority of the holders of the outstanding Principal Amount of Notes reasonably believe was not similarly provided to the Purchasers in the Notes, the Warrant, or under this Agreement, then (i) the Company shall notify each Note holder of such additional or more favorable term within one (1) business day of the issuance or amendment (as applicable) of the respective security, and (ii) such term, at the option of a majority of the holders of the outstanding Principal Amount of Notes, shall become a part of the Transaction Documents (regardless of whether the Company complied with the notification provision of this Section). The types of terms contained in another security that may be more favorable to the holder of such security include, but are not limited to, terms addressing conversion discounts, prepayment rate, conversion lookback periods, interest rates, and original issue discounts. If a majority of the holders of the outstanding Principal Amount of Notes elects to have the term become a part of the Transaction Documents, then the Company shall immediately deliver acknowledgment of such adjustment to the Note holder (the “Acknowledgment”) within one (1) business day of Company’s receipt of request from Investor (the “Adjustment Deadline”), provided that Company’s failure to timely provide the Acknowledgement shall not affect the automatic amendments contemplated hereby.”

As consideration for entering into the Omnibus Amendment Agreement, the outstanding principal balance of each convertible note holder was increased by twenty percent (20%) and such increased principal balance is reflected on the replacement note issued to each convertible noteholder.

After giving effect to this increase in principal amount, total outstanding borrowings related to the convertible notes as of April 30, 2022 was $13,200,000, excluding any interest due on the convertible notes at such time. The outstanding amount is net of discounts of $2,872,222 for a net book value of $10,327,778 as of April 30, 2022.

Note Payable

On April 15, 2021, the Company entered into a $2,000,000 note payable. On August 6, 2021, the Company used the net proceeds from the issuance of the convertible notes to pay 100% of the outstanding principal and accrued interest of this note.

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

On April 1, 2022, we entered into a loan agreement with Midcity Capital Ltd. pursuant to which we received $500,000. The loan bears interest at a rate of 8% per annum and is required to be repaid in full by July 1, 2022 or such other date as may be accepted by the lender. The accrued interest associated with this note payable was $3,178 as of April 30, 2022. We are not permitted to make any distribution or pay any dividends unless or until this loan is repaid in full. The Company used a portion of the net proceeds of the offering to repay this loan. See “Use of Proceeds.”

Future amounts due as of April 30, 2022 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes payable	$10,327,778	$10,327,778	$—	$—	$—
Notes payable	3,534,537	3,534,537	—	—	—
Notes payable - related party	2,000,000	—	2,000,000	—	—
Total	$15,862,315	$13,862,315	$2,000,000	$—	$—

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

INDEX TO AUDITED FINANCIAL STATEMENTS

CONNEXA SPORTS TECHNOLOGIES, INC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CONNEXA SPORTS TECHNOLOGIES INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connexa Sports Technologies Inc (the ‘Company’) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $80,596,925, net loss of $51,773,652 and a negative working capital of $26,160,426. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Intangible assets

During the year ended April 30, 2022, the company recognized Goodwill, Trade Name, Customers Relationship and Internally Generated Intangible assets on the subsidiary PlaySight Interactive Ltd. (“PlaySight”) through a merger that was effectuated in the February 2022

Furthermore, As disclosed in Note 5. On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface became a wholly owned subsidiary of Connexa Sports Technologies and recognized goodwill and other intangible assets on the acquisition. In determination of the cost of the intangible assets, the method and rate of the amortization; the management used significant judgement and estimate.

The primary procedures we performed include.

We reviewed and challenged the reasonableness of key management assumptions used for the estimate.

We reviewed the report of the independent valuation firm that perform the valuation of the intangible assets.

We assessed the suitability of the method used by the expert in valuation of the assets.

We performed data integrity check including accuracy of sample journal entries by checking them to approved supporting documents.

Valuation Related to Business Combination

As discussed in Note 1 to the consolidated financial statements, the company consummated several business combinations during the year ended April 30, 2022, including Flixsense Pty, Ltd. (“Gameface”) and PlaySight Interactive Ltd. (“PlaySight”)

We identified the Audit of valuation related to those business combinations as a critical audit matter because of the significant estimates and assumptions management used. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditors judgement and an increase extent of efforts.

The primary procedures we performed includes.

We evaluated the reasonableness of the valuation methodology and discount rate by testing the source information underlying the discount rate and mathematical accuracy of the calculation and developing range of independent estimates and comparing those to the discount rate used by the management.

We obtained an understanding and evaluated the reasonableness of management process for developing the discounted cashflow. We evaluated the reasonableness of management significant assumptions used in developing such discounted cashflow such as future projection of revenue growth and profitability and estimating the working capital needs by testing the data used by management in its analysis to compare to historical data.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

May 17, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Connexa Sports Technologies Inc. (formally known as Slinger Bag Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Connexa Sports Technologies Inc. (formally known as Slinger Bag Inc.) as of April 30, 2021, and the related consolidated statement of operations and comprehensive loss, shareholders’ deficit, and cash flows for the year in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Connexa Sports Technologies Inc. (formally known as Slinger Bag Inc.) as of April 30, 2021, and the results of its operations and its cash flows for the year in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Connexa Sports Technologies Inc. (formally known as Slinger Bag Inc.) in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Connexa Sports Technologies Inc. (formally known as Slinger Bag Inc.) is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Midvale, Utah

August 6, 2021

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,424,360	$928,796
Restricted cash	156,724	—
Accounts receivable, net	1,322,370	762,487
Inventories, net	8,185,144	3,693,216
Prepaid inventory	499,353	140,047
Operating lease right-of-use asset, current portion	239,689	—
Contract assets	235,526	—
Prepaid expenses and other current assets	762,930	60,113
Total current assets	12,826,096	5,584,659

Fixed assets, net	174,217	—
Contract assets, net of current portion	209,363	—
Finished products used in operations, net	4,693,575	—
Goodwill	32,643,193	—
Intangible assets, net	24,316,502	112,853
Total assets	$74,862,946	$5,697,512

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable	$6,465,373	$1,041,817
Accrued expenses	5,602,011	2,292,123
Contract liabilities	2,656,706	99,531
Related party purchase obligation payable	500,000
Operating lease liability, current portion	237,204	—
Accrued interest	708,677	—
Accrued interest - related party	908,756	747,636
Notes payable, net	4,639,376	—
Notes payable - related party, net	—	6,143,223
Convertible notes payable, net	10,327,778	—
Derivative liabilities	5,443,779	13,813,449
Contingent consideration	1,334,000	—
Other current liabilities	156,862	—
Total current liabilities	38,980,522	24,137,779

Contract liabilities, net of current portion	1,370,492	—
Long-term portion of notes payable - related party, net	2,000,000	—
Notes payable, net	—	10,477
Total liabilities	42,351,014	24,148,256

Commitments and contingencies (Note 15)

Shareholders’ equity (deficit):
Common stock - $.001 par value, 300,000,000 shares authorized, 4,194,836 and 2,764,282 shares issued and outstanding as of April 30, 2022 and 2021, respectively; 412,232 and 692,130 shares issuable as of April 30, 2022 and 2021	4,195	2,764
Additional paid-in capital	113,049,700	10,389,935
Accumulated other comprehensive income/(loss)	54,962	(20,170)
Accumulated deficit	(80,596,925)	(28,823,273)
Total shareholders’ equity (deficit)	32,511,932	(18,450,744)
Total liabilities and shareholders’ equity (deficit)	$74,862,946	$5,697,512

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended April 30,
	2022	2021

Net sales	$16,831,477	$10,804,214
Cost of sales	12,346,712	7,680,290
Gross profit	4,484,765	3,123,924

Operating expenses:
Selling and marketing expenses	3,536,617	1,881,434
General and administrative expenses	43,424,105	4,629,642
Research and development costs	855,660	339,385
Impairment loss	3,486,599	—
Transaction costs	5,109,522	—
Total operating expenses	56,412,503	6,850,461

Loss from operations	(51,927,738)	(3,726,537)

Other expense (income):
Amortization of debt discounts	8,150,284	376,506
Loss on extinguishment of debt	7,096,730	3,030,495
Loss on issuance of convertible notes	5,889,369	—
Gain on change in fair value of derivatives	(18,557,184)	(1,939,639)
Gain on change in fair value of contingent consideration	(4,847,000)	—
Interest expense - related party	165,558	608,668
Interest expense, net	1,948,157	12,792,193
Total other (income) expense	(154,086)	14,868,223

Loss before income taxes	(51,773,652)	(18,594,760)
Provision for income taxes	—	—
Net loss	$(51,773,652)	$(18,594,760)

Other comprehensive gain (loss), net of tax
Foreign currency translation adjustments	75,132	(15,134)
Total other comprehensive gain (loss), net of tax	75,132	(15,134)
Comprehensive loss	$(51,698,520)	$(18,609,894)

Net loss per share, basic and diluted	$(13.44)	$(6.96)
Weight average number of common shares outstanding, basic and diluted	3,847,672	2,672,304

See accompanying notes to consolidated financial statements

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Accumulated
			Additional	other
	Common Stock		Paid-in	comprehensive	Accumulated
	Shares	Amount	Capital	Income/(loss)	Deficit	Total
Balance, April 30, 2020	2,474,935	$2,475	$5,237,244	$(5,036)	$(10,228,513)	$(4,993,830)

Shares issued related to note payable	121,656	122	(122)	—	—	—
Warrants issued related to notes payable - related party	—	—	2,157,818	—	—	2,157,818
Shares issued in connection with conversion of notes payable	77,233	77	1,749,927	—	—	1,750,004
Shares issued for conversion of convertible debt	30,000	30	238,419	—	—	238,449
Shares issued in connection with purchase of trademark	3,500	3	35,348	—	—	35,351
Warrants issued in connection with purchase of trademark	—	—	50,232	—	—	50,232
Shares issued in connection with services	56,958	57	850,072	—	—	850,129
Share-based compensation	—	—	70,997	—	—	70,997
Foreign currency translation	—	—	—	(15,134)	—	(15,134)
Net loss	—	—	—	—	(18,594,760)	(18,594,760)
Balance, April 30, 2021	2,764,282	$2,764	$10,389,935	$(20,170)	$(28,823,273)	$(18,450,744)

Shares issued for conversion of notes payable - related party	163,684	164	6,219,838	—	—	6,220,002
Elimination of related party derivative liabilities	—	—	8,754,538	—	—	8,754,538
Shares issued for conversion of common shares issuable	692,130	692	6,229	—	—	6,921
Shares issued in connection with Foundation acquisition	54,000	54	3,549,946	—	—	3,550,000
Shares issued for conversion of warrants	495,000	495	2,255	—	—	2,750
Shares and warrants issued in connection with services	20,719	21	2,003,362	—	—	2,003,383
Shares issuable in connection with Gameface acquisition	—	—	9,700,000	—	—	9,700,000
Shares issuable in connection with PlaySight acquisition	—	—	39,950,000	—	—	39,950,000
Share-based compensation	5,022	5	32,473,597	—	—	32,473,602
Foreign currency translation	—	—	—	75,132	—	75,132
Net loss	—	—	—	—	(51,773,652)	(51,773,652)
Balance, April 30, 2022	4,194,836	$4,195	$113,049,700	$54,962	$(80,596,925)	$32,511,932

See accompanying notes to consolidated financial statements

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2022	2021

Cash flows from operating activities:
Net loss	(51,773,652)	$(18,594,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	410,852	2,730
Gain on change in fair value of derivatives	(18,557,184)	(1,939,639)
Shares and warrants issued in connection with services	2,010,304	798,351
Share-based compensation	32,473,602	70,997
Loss on extinguishment of debt	7,096,730	3,030,495
Gain on change in fair value of contingent consideration	(4,847,000)	—
Non-cash interest expense	(105,349)	12,552,590
Non-cash transaction costs	2,355,349	—
Impairment loss	3,486,599	—
Amortization of debt discount	8,150,284	376,506
Loss on issuance of convertible notes	5,889,369	—

Changes in operating assets and liabilities:
Accounts receivable, net	(210,910)	(760,058)
Inventories, net	(3,988,800)	(2,764,758)
Prepaid inventory	(154,428)	—
Contract assets	51,111	—
Operating lease right of use asset	22,311	—
Prepaid expenses and other current assets	(281,413)	208,806
Accounts payable	3,667,812	946,716
Accrued expenses	1,417,869	1,025,734
Contract liabilities	29,241	(79,835)
Operating lease liability, current portion	(19,796)	—
Related party purchase obligation - Gameface	500,000
Other current liabilities	(1,061,000)	—
Accrued interest, net	1,813,516	—
Accrued interest - related party	161,120	608,668
Net cash used in operating activities	(11,463,464)	(4,517,457)

Cash flows from investing activities:
Purchase of trademark	—	(30,000)
Cash acquired as part of Gameface acquisition	125,659	—
Cash acquired as part of PlaySight acquisition	506,000	—
Note receivable issuance	(2,250,000)	—
Net cash used in investing activities	(1,618,341)	(30,000)

Cash flows from financing activities:
Proceeds from notes - related party	2,000,000	3,300,000
Proceeds from note payable	5,500,000	3,120,000
Repayments of notes – related party	—	(1,000,000)
Proceeds from convertible notes	11,000,000	—
Debt issuance costs from convertible notes	(800,251)	—
Repayment of note payable	(3,965,463)	—
Net cash provided by financing activities	13,734,286	5,420,000

Effect of exchange rate fluctuations on cash and cash equivalents	(193)	(23,594)

Increase in cash and cash equivalents	652,288	848,949
Cash and cash equivalents at beginning of year	928,796	79,847
Cash and cash equivalents at end of year	$1,581,084	$928,796

Balances included in the consolidated balance sheets:
Cash and cash equivalents	1,424,360	928,796
Restricted cash	156,724	—
Cash, cash equivalents and restricted cash at end of year	1,581,084	928,796

Supplemental disclosure of cash flow information:
Interest paid	$222,210	$263,268
Income taxes paid	111,105	3,668

Supplemental disclosure of non-cash investing and financing activities:
Transfer of convertible note payable to note payable	—	1,700,000
Transfer of notes payable to notes payable – related party	—	1,820,000
Shares and warrants issued in connection with purchase of trademark	—	85,583
Conversion of notes payable and accrued interest into common stock	—	1,937,041
Warrants and shares issued with note payable	—	158,331
Shares issued for conversion of notes payable – related party	6,220,000	—
Shares issued in connection with Foundation acquisition	3,550,000	—
Shares issuable in connection with Gameface acquisition	9,700,000	—
Shares issuable in connection with PlaySight acquisition	39,950,000	—
Elimination of related party derivative liabilities	8,754,538	—
Derivative liabilities recorded as debt discounts of convertible notes	13,889,116	—

See accompanying notes to consolidated financial statements

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 2,000,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 2,000,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 2,000,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On October 31, 2019, Slinger Bag Americas acquired control of Slinger Bag Canada, Inc., (“Slinger Bag Canada”) a Canadian company incorporated on November 3, 2017. There were no assets, liabilities or historical operational activity of Slinger Bag Canada.

On February 10, 2020, Slinger Bag Americas became the 100% owner of SBL, along with SBL’s wholly owned subsidiary Slinger Bag International (UK) Limited (“Slinger Bag UK”), which was formed on April 3, 2019. On February 10, 2020, the owner of SBL, contributed Slinger Bag UK to Slinger Bag Americas for no consideration.

On June 21, 2021, Slinger Bag Americas entered into a membership interest purchase agreement with Charles Ruddy to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”). On December 5, 2022, the Company sold 75% of Foundation Sports back to the original sellers. As a result, at that time, the Company recorded a loss on the sale and deconsolidated Foundation Sports. (refer to Note 5 and Note 18). During the year ended April 30, 2022, the Company impaired certain intangible assets and goodwill in the amount of $3,486,599.

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface would become a wholly owned subsidiary of the Company (refer to Note 5).

On February 22, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight would become a wholly owned subsidiary of the Company (refer to Note 5). In November 2022, the Company sold PlaySight and recorded a loss on the sale. See Note 18 for further details on the sale of PlaySight.

In April 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”. Connexa is now the holding company under which Slinger Bag, PlaySight, Gameface and Foundation Sports reside.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, Foundation Sports and Gameface are collectively referred to as the “Company.”

On June 14, 2022, the Company effected a 1-for-10 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references herein to the outstanding stock have been retrospectively adjusted to reflect this reverse split. The Company also consummated a public offering of shares of its common stock and the listing of its common stock on the Nasdaq Capital Market.

The Company operates in the sport equipment and technology business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher as well as other associated tennis accessories and Gameface AI an Australian artificial intelligence sports software company.

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, PlaySight, Foundation Sports, and Gameface for the years ended April, 30 2022 and 2021.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reports Gameface on a one-month calendar lag allowing for the timely preparation of financial statements. Gameface operates on fiscal year end periods as of December 31. For the period ended April 30, 2022, the Company reported both Gameface as of the first quarter ended March 31, 2022. As the Company acquired Gameface on February 2, 2022, only the financial data from the acquisition date through March 31, 2022 are included in the Company’s consolidated financial statements. This one-month reporting lag is with the exception of significant transactions or events that occur during the intervening period. The Company did not identify any significant transactions during the one month ended April 30, 2022 at Gameface that would need to be disclosed as not included within the Company’s consolidated financial statements.

Impact of COVID-19 Pandemic

The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, while the Company has continued to sell its products and grow its business it did experience certain disruptions in its supply chains. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company has not experienced any material disruptions to its business and operations as a result of the COVID-19 pandemic, it is possible such disruptions may occur in the future which may impact its financial and operational results, and which could be material.

Impact of Russian and Ukrainian Conflict

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and its regional and global ramifications. We have one distributor in Russia, which is not material to our overall financial results. We do not have operations in Ukraine or Belarus. We are monitoring any broader economic impact from the current crisis. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such action could have a material adverse effect on our financial condition, results of operations, and cash flows.

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $80,596,925 as of April 30, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In respect to additional financing, refer to Note 9, Note 10, Note 11, and Note 18. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. The Company has begun reducing operating expenses and cash outflows by discontinuing operations of PlaySight, as well as selling 75% of Foundation Sports. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Financial Statement Reclassification

Certain prior year amounts within accounts payable, accrued expenses, and certain operating expenses have been reclassified for consistency with the current year presentation and had no effect on the Company’s balance sheet, net loss, shareholders’ deficit or cash flows.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents. As of April 30, 2022, the Company had $156,724 in restricted cash from PlaySight.

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $175,000 in allowance for doubtful accounts for the year ended April 30, 2022. The Company did not record an allowance for doubtful accounts for the year ended April 30, 2021.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory for the years ended April 30, 2022 and 2021 consisted of the following:

	2022	2021
Finished Goods	$4,397,098	$1,591,826
Component/Replacement Parts	2,559,848	1,777,028
Capitalized Duty/Freight	1,328,198	347,362
Inventory Reserve	(100,000)	(23,000)
Total	$8,185,144	$3,693,216

Prepaid Inventory

Prepaid inventory represents inventory that is in-transit that has been paid for but not received from the Company’s third-party vendors. The Company typically prepays for the purchase of materials and receives the products within three months after making payments. The Company continuously monitors delivery from, and payments to, the vendors. If the Company has difficulty receiving products from a vendor, the Company would cease purchasing products from such vendors in future periods. The Company has not had difficulty receiving products during the reporting periods.

Property and equipment

Property and equipment acquired through business combinations are stated at the estimated fair value at the date of the acquisition. Purchases of property and equipment are stated at cost, net of accumulated depreciation and impairment losses. Expenditures that materially increase the useful life of the assets are capitalized. Ordinary repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which is an average of 5 years.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. While we may be exposed to credit risk, we consider the risk remote and do not expect that any such risk would result in a significant effect on our results of operations or financial condition. See Note 4 for further details on the Company’s concentration of credit risk as well as other risks and uncertainties.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue for their continuing operations in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The Company recognizes revenue for its performance obligation associated with its contracts with customers at a point in time once products are shipped. Amounts collected from customers in advance of shipping products ordered are reflected as contract liabilities on the accompanying consolidated balance sheets. The Company’s standard terms are non-cancelable and do not provide for the right-of-return, other than for defective merchandise covered under the Company’s standard warranty. The Company has not historically experienced any significant returns or warranty issues.

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

The Company determines that it has a contract with a customer when each party’s rights regarding the products or services to be transferred can be identified, the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation.

Step 2: Identify the performance obligations in the contract

The Company’s customers are buying an integrated system. In evaluating whether the equipment is a separate performance obligation, the Company’s management considered the customer’s ability to benefit from the equipment on its own or together with other readily available resources and if so, whether the service and equipment are separately identifiable (i.e., is the service highly dependent on, or highly interrelated with the equipment). Because the Products and Services included in the customer’s contract are integrated and highly interdependent, and because they must work together to deliver the Solution, the Company has concluded that Products installed on customer’s premise and Services contracted for by the customer are generally not distinct within the context of the contract and, therefore, constitute a single, combined performance obligation.

Step 3: Determine the transaction price

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer includes predetermined fixed amounts, variable amounts, or both. The Company’s contracts do not include any rights of returns or refunds.

The Company collects each year’s service fees in advance and should therefore consider the existence of a significant financing component. However, due to the fact that the payments are provided for the service of a one-year term, the Company elected to apply the practical expedient under ASC 606 which exempts the adjustment of the consideration for the existence of a significant financing component when the period between the transfer of the services and the payment for such services is one year or less.

Step 4: Allocate the transaction price to the performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (“SSP”). The Company has identified a single performance obligation in the contract, and therefore, the allocation provisions under ASC 606 do not apply to the Company’s contracts.

Step 5: Recognize revenue when the Company satisfies a performance obligation

Revenues for the Company’s single, combined performance obligation are recognized on a straight-line basis over the customer’s contract term, which is the period in which the parties to the contract have enforceable rights and obligations (Typically 3-4 years).

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company elected to apply pushdown accounting to all entities acquired during the year ended April 30, 2022.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the consolidated statement of operations.

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

The Company’s contingent consideration in connection with the acquisition of Gameface and PlaySight were calculated using Level 3 inputs. The fair value of contingent consideration as of April 30, 2022 was $1,334,000.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the year ended April 30, 2022:

	April 30, 2022	(Gain) loss for year
Note derivative is related to	ending balance	ended April 30, 2022
4/11/21 conversion of 12/24/20 note payable	$1,061,550	$(168,301)
4/15/21 note payable	—	(6,014,245)
5/26/21 conversion of notes payable – related party	—	(2,867,749)
8/6/21 convertible notes	4,382,229	(9,506,889)
Total	$5,443,779	$(18,557,184)

The Black-Scholes option pricing model assumptions for the derivative liabilities during the year ended April 30, 2022 and 2021 consisted of the following:

	2022	2021
Expected life in years	1.95-4.3 years	1.7-5.0 years
Stock price volatility	50%	50%-155%
Risk free interest rate	2.67%-2.90%	0.16%-1.56%
Expected dividends	0%	0%

Refer to Note 10 and Note 11 for more information regarding the derivative instruments.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The trademark is amortized over its expected life of 20 years. Amortization expense for the year ended April 30, 2022 and 2021 was $296,350 and $2,730, respectively. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. The acquired tradenames, internally developed software, and customer relationships are amortized over their expected economic useful lives of 20, 5, and 15, years respectively. Amortization expense for the acquired tradenames, internally developed software, and customer relationships for the year ended April 30, 2022 was $956, $9,499, and $33,749, respectively. Refer to Note 7 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. The Company performed this assessment in April 2022, and determined that the long-lived assets related to Foundation Sports were fully impaired as of April 30, 2022, resulting in an impairment loss of $1,056,599. There was no impairment of long-lived assets identified during the year ended April 30, 2021.

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company records goodwill as the excess purchase price over assets acquired and includes any work force acquired as goodwill. Goodwill is evaluated for impairment on an annual basis.

With the adoption of the ASU 2017-04, which eliminates the second step of the goodwill impairment test, the Company tests impairment of goodwill in one step. In this step, the Company compares the fair value of each reporting unit with goodwill to its carrying value. The Company determines the fair value of its reporting units with goodwill using a combination of a discounted cash flow and a market value approach. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company will not record an impairment charge.

The Company determined in April 2022 that the fair value of the reporting unit was less than the carrying value of the net assets assigned to the reporting unit and therefore goodwill was fully impaired for Foundation Sports at April 30, 2022, resulting in an impairment loss of $2,430,000. There was no impairment of goodwill as of April 30, 2021.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements and other key arrangements. The Company is required to estimate the fair value of share-based awards on the measurement date and recognize as expense that value of the portion of the award that is ultimately expected to vest over the requisite service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 11 and Note 14.

The warrants granted during the year ended April 30, 2022 and 2021 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	2022	2021
Expected life in years	5 – 10 years	2 – 10 years
Stock price volatility	50% - 148%	148% - 280%
Risk free interest rate	0.77% - 1.63%	0.12% - 1.64%
Expected dividends	0%	0%

Foreign Currency Translation

Our functional currency is the U.S. dollar. The functional currency of our foreign operations, generally, is the respective local currency for each foreign subsidiary. Assets and liabilities of foreign operations denominated in local currencies are translated at the spot rate in effect at the applicable reporting date. Our consolidated statements of comprehensive loss are translated at the weighted average rate of exchange during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. Realized and unrealized transaction gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income (loss) in the period in which they occur.

Earnings Per Share

Basic earnings per share are calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

The Company had 538,947 and 692,130 common shares issuable as of April 30, 2022 and 2021, respectively, (see Note 9 and Note 10) which were not included in the calculation of diluted earnings per share as the effect is antidilutive. The Company also had outstanding notes payable convertible into 10,327,778 shares of common stock as of April 30, 2022. No notes payable were convertible into common stock during the year ended April 30, 2021 (see Note 10), outstanding warrants exercisable into 3,881,364 and 2,450,311 shares of common stock as of April 30, 2022 and 2021, respectively, and 838,780 and 21,786 shares related to make-whole provisions as of April 30, 2022 and 2021, respectively, (see Note 11), which were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

Recent Accounting Pronouncements

Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2017-04 effective May 1, 2021. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”), 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company has not yet adopted this update and is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and(2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities the Company does not intend to sell or believes that it is more likely than not they will be required to sell. The ASU can be adopted no later than January 1, 2020 for SEC filers and January 1, 2023 for private companies and smaller reporting companies. The Company has not yet adopted this ASU as it qualifies as a smaller reporting company. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations - Accounting for Contract Assets and Contract Liabilities (Topic 805)”. The amendments in this Update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

The FASB has issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 provides guidance that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard also provides guidance on how an entity should measure and recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2021-04 will have on the Company’s consolidated financial statement presentation or disclosures.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Revenue Concentration

For the year ended April 30, 2022, the Company had four customers that accounted for 39.75%, 12.97%, 12.77%, and 10.52% of the Company’s revenues, respectively. For the year ended April 30, 2021 the Company had one customer that accounted for 12.14% of revenue.

Accounts Receivable Concentration

For the year ended April 30, 2022, the Company had two customers that accounted for 24.01% and 19.11% of the Company’s trade receivables balance, respectively. For the year ended April 30, 2021 the Company had four customers that accounted for 14.93%, 14.13%, 11.89%, and 10.26% of the Company’s trade receivables balance, respectively.

Purchases Concentration

For the year ended April 30, 2022, the Company had three suppliers that accounted for 15.63%, 14.93%, and 10.18% of the Company’s purchases balance, respectively. For the year ended April 30, 2021 the Company had three suppliers that accounted for 18.24%, 12.58%, and 10.34% of the Company’s purchases balance, respectively.

Accounts Payable Concentration

As of April 30, 2022, the Company had four significant suppliers that accounted for 21.15%, 13.28%, 12.78%, and 12.26% of the Company’s trade payables balances, respectively. As of April 30, 2021, the Company had three significant suppliers that accounted for 22.26%, 14.57% and 13.91% of trade payables, respectively.

Note 5: ACQUISITIONS AND BUSINESS COMBINATIONS

Foundation Sports Systems, LLC

On June 21, 2021, the Company entered into a membership interest purchase agreement (“MIPA”) with Charles Ruddy (the “Seller”) to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”) in exchange for 100,000 shares of common stock of the Company to be issued to the Seller and two other Foundation Sports employees in three tranches (the “Purchase Price”): (i) 60,000 shares of common stock on the closing date, (ii) 20,000 shares of common stock on the first anniversary of the closing date and (iii) 20,000 shares of common stock on the second anniversary of the closing date (collectively, the “Shares”), provided that 10% of the Shares of each tranche will be held back by the Company and not delivered to the recipients for a period of 12 months from the date of their issuance. The Shares are subject to a 12-month lock-up from their date of delivery during which time they may not be offered or sold by the Seller or any other recipient thereof without the express written consent of the Company. On June 23, 2021, the Company issued 54,000 shares of its common stock to the receipts under the MIPA, which consisted of 60,000 shares less a hold-back of 10% (i.e., 6,000 shares).

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the transaction as a business combination and elected to apply pushdown accounting to the entity. The Company allocated the aggregate purchase price for the acquisition based upon the tangible and intangible assets acquired, as the Company did not acquire any liabilities in this acquisition. The allocation of the purchase price is detailed below:

Consideration transferred:
Equity consideration	$3,550,000
Total Purchase Price	$3,550,000

Description	Fair Value
Assets acquired:
Trade name	$70,000
Internally developed software	100,000
Customer relationships	950,000
Total assets acquired	1,120,000
Fair value of net assets acquired	$1,120,000

Goodwill	$2,430,000

The amounts allocated for internally developed software, customer relationships, and the goodwill were updated since the Company’s third quarter filing upon further review of the fair value of the intangible assets. The fair value of internally developed software and customer relationships decreased by $140,000 and $1,050,000, respectively, resulting in an increase of $1,190,000 in the fair value of goodwill. There was no change in the total purchase price.

As a result of the change in fair value of the intangible assets, the amortization expense of the intangible assets acquired from Foundation Sports decreased by $154,999. (Refer to Note 18 related to the disposition of 75% of this business in December 2022). The Company impaired all of the remaining intangible assets and goodwill on April 30, 2022 as market conditions changed from June 2021 through April 30, 2022 and the Company determined that there was no fair value associated with these assets that should be recognized as of April 30, 2022.

Gameface Ltd.

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface became a wholly owned subsidiary of the Company in exchange for 590,327 shares of common stock of the Company, 100,000 earn out shares of common stock of the Company, 66,667 shares of common stock of the Company that will not be issued until the end of the retention period, 478,225 warrants of the Company, and $500,000 in cash in lieu of 14,259 shares of common stock of the Company. Additionally, the Company recorded contingent consideration with a fair value of $1,334,000 related to the earn out shares of common stock. Financial results of Gameface are allocated to the Company’s technology segment.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the transaction as a business combination and elected to apply pushdown accounting to the entity. The Company allocated the aggregate purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below:

Consideration transferred:
Contingent consideration	$1,334,000
Seller note payable	500,000
Seller’s liability assumed	9,700,000
Total Purchase Price	$11,534,000

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$125,659
Prepaid expenses and other receivables	38,972
Property, plant and equipment	39,888
Other non-current assets	81,921
Intangible asset - Tradename	270,000
Intangible asset - Internally developed software	580,000
Intangible asset - Customer relationships	3,930,000
Total assets acquired	$5,066,440

Liabilities assumed:
Accounts payable	$88,712
Contract liabilities	50,728
Provisions	90,388
Other liabilities	83,805
Total liabilities assumed	313,633
Fair value of net assets acquired	$4,752,807

Goodwill	$6,781,193

PlaySight Interactive Ltd.

On February 21, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight became a wholly owned subsidiary of the Company in exchange for 2,537,969 shares of common stock of the Company, and issued to PlaySight employees options to purchase up to 142,858 shares of Company common stock, and used a cash sum equal to 152,490 shares of the Company’s common stock ($2,200,000) to cover certain expenses. The PlaySight employee options vest at issuance, have an exercise price of $0.01 per share, and expire 10 years from issuance. The Company also agreed to earn-out consideration of up to 514,286 shares of common stock of the Company. Additionally, the Company recorded contingent consideration with a fair value of $4,847,000 related to the earn out shares of common stock.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the transaction as a business combination and elected to apply pushdown accounting to the entity. The Company allocated the aggregate purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below:

Consideration transferred:
Contingent consideration	$4,847,000
Seller’s note	2,200,000
Equity consideration	37,750,000
Total	$44,797,000

Description	Fair Value
Assets acquired:
Cash and cash equivalents	$351,000
Restricted cash	155,000
Accounts receivable, net	347,000
Prepaid expenses and other current assets	294,000
Inventories, net	521,000
Contract assets	277,000
Fixed assets, net	129,000
Operating lease right-of-use asset	262,000
Contract assets, net of current portion	219,000
Finished products used in operations, net	4,749,000
Intangible asset - Tradename	1,700,000
Intangible asset - Internally developed software	2,430,000
Intangible asset - Customer relationships	15,590,000
Total assets acquired	$27,024,000

Liabilities assumed:
Accounts payable	$1,126,000
Accrued expenses	1,800,000
Contract liabilities	2,534,000
Operating lease liability, current portion	257,000
Contract liabilities, net of current portion	1,311,000
Notes payable, net	1,061,000
Total liabilities assumed	8,089,000
Fair value of net assets acquired	$18,935,000

Goodwill	$25,862,000

Goodwill balances comprise of synergies recognized from combining operations and brand recognition. Total transaction costs for the three acquisitions were $5,109,522 and are included in the Transaction costs line of the consolidated statements of comprehensive loss.

During November 2022, the Company made the decision to dispose of these operations. See Note 18 related to the disposition of this business in November 2022.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results

The following pro forma financial information presents the results of operations of the Company as of the year ended April 30, 2022 and 2021, as if the acquisitions of PlaySight and Gameface had occurred as of the beginning of the first period presented instead of February 2022. The pro forma financial information (in thousands) of the Company as of the years ended April 30, 2022 and 2021 is as follows:

	For the For the Years Ended April 30,
	2022		2021
	Reported	Proforma	Reported	Proforma
Revenues	$16,831	$21,236	$10,804	$16,424
Loss from operations	(51,928)	(57,372)	(3,933)	(11,350)
Net loss	$(51,774)	$(48,011)	$(18,595)	$(31,333)

Basic and diluted earnings (loss) per share	$(13.44)	$(12.46)	$(6.96)	$(11.73)

Note 6: GOODWILL

The changes in the carrying amount of goodwill for the year ended April 30, 2022 were as follows:

Balance as of April 30, 2021	$—
Gameface acquisition (Note 5)	6,781,193
PlaySight acquisition (Note 5)	25,862,000
Foundation Sports acquisition (Note 5)	2,430,000
Less impairment	(2,430,000)
Balance as of April 30, 2022	$32,643,193

Impairment of Goodwill

Year ended April 30, 2022

The Company has assessed the indicators of impairment and concluded on the below for the respective reporting units:

Equipment

No goodwill was assigned to the Equipment segment as of April 30, 2022. Therefore, further analysis is not required for the Equipment reporting unit.

Technology

PlaySight, Gameface, and Foundation Sports were all assigned to the Technology segment as of April 30, 2022. The Company determined in April 2022 that the fair value of Foundation Sports was less than the carrying value of the net assets assigned to this entity and therefore goodwill related to Foundation Sports was fully impaired as of April 30, 2022. Impairment loss relating to Foundation Sports was $2,430,000.

Note 7: INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	Weighted
	Average Period	April 30, 2022
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames	15.26	$2,154,551	$24,102	(68,969)	$2,061,480
Customer relationships	9.92	20,412,491	169,070	(892,491)	19,350,930
Internally developed software	4.91	3,105,139	105,908	(95,139)	2,904,092
Total intangible assets		$25,672,181	$299,080	$(1,056,599)	$24,316,502

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Amortization	April 30, 2021
	Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Tradenames	20	$115,583	$2,730	$112,853
Total intangible assets		$115,583	$2,730	$112,853

Amortization expense for the years ended April 30, 2022 and 2021 was approximately $296,350 and $2,730, respectively.

Intangible assets for Foundation Sports have been fully impaired as of April 30, 2022. This resulted in an impairment loss of $1,056,599.

As of April 30, 2022, the estimated future amortization expense associated with the Company’s intangible assets for each of the five succeeding fiscal years is as follows:

For the Years Ended April 30,	Amortization Expense
2023	$1,572,905
2024	1,824,808
2025	2,569,690
2026	3,330,667
2027	3,122,430
Thereafter	11,896,002
Total	$24,316,502

On November 10, 2020, the Company entered into a Trademark Assignment Agreement to acquire the “Slinger” trademark for $30,000 in cash, 35,000 shares of the Company’s common stock, and warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants vested immediately and have a contractual life of 10 years.

The common stock was valued at the closing stock price on November 10, 2020 and the warrants were valued using a Black-Scholes option pricing model, for a fair value of $35,531 and $50,232, respectively.

The purchase price of the trademark was determined to be $115,583.

Note 8: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	April 30,
	2022	2021
Accrued payroll	$2,041,949	$415,264
Accrued bonus	1,114,753	868,200
Accrued professional fees	1,706,560	240,177
Goods received not invoiced	293,413	487,945
Accrued sales taxes	250,000
Other accrued expenses	695,336	280,537
Total	$5,602,011	$2,292,123

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: NOTE PAYABLE - RELATED PARTY

Beginning in October 2019, the Company entered into several loan agreements with a related party entity controlled by the former shareholder of Slinger Bag Canada. Total outstanding borrowings from this related party as of April 30, 2021 amounted to $6,220,000, which was gross of total discounts of $76,777 and consisted of the following:

Note Date	Maturity Date	Interest Rate	April 30, 2021
6/1/2019	6/1/2021	9.5%	$1,700,000
6/30/2020	6/30/2021	9.5%	120,000
8 notes from 10/2019 - 8/2020	9/1/2021	9.5%	3,850,000
9/15/2020	9/15/2021	9.5%	250,000
11/24/2020	11/24/2021	9.5%	300,000
Total notes payable to related parties			$6,220,000

On May 26, 2021, the Company and the related party lender entered into a note conversion agreement (the “Note Conversion Agreement”) whereby the related party lender agreed to convert its total outstanding borrowings as of that date of $6,220,000 into 163,684 shares of the Company’s common stock. The Note Conversion Agreement contains a guarantee that the aggregate gross sales of the shares by the related party will be no less than $6,220,000 over the next three years and if the aggregate gross sales are less than $6,220,000 the Company will issue additional shares of common stock to the related party for the difference between the total gross proceeds and $6,220,000, which could result in an infinite number of shares being required to be issued.

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

On the date of conversion the Company recognized a $5,118,435 loss on extinguishment of debt, which represented the difference between the $6,220,000 in notes payable that were converted and the fair value of the shares issued of $6,220,003, which were recorded in shares issued for conversion of notes payable – related party within shareholders’ equity, the derivative liability of $5,052,934, which was valued using a Black-Scholes option pricing model, and the write-off of the unamortized debt discount of $65,498. Amortization of the debt discounts during the three months ended July 31, 2021, prior to the notes’ conversion, was $11,279, which was recorded in amortization of debt discounts in the accompanying consolidated statements of comprehensive loss.

Per the terms of the Note Conversion Agreement the accrued interest related to the notes payable was not converted into shares and is still due to the related party. The Company and the related party agreed that interest will be paid when separately agreed between the related party and the Company. On January 5, 2023, the Company and the related party entered into a forbearance agreement pursuant to which the Company has until December 30, 2023 to pay the outstanding balance of such interest, which is $917,957.

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

On August 31, 2021, the Company’s related party lender cancelled the guarantee in the Note Conversion Agreement that the aggregate gross sales of its converted shares will be no less than $6,220,000. In connection with the elimination of the profit guarantee the derivative liability ceased to exist at that time. On August 31, 2021, the fair value of the derivative liability was remeasured using a Black-Scholes option pricing model and determined to be $2,185,185. The change in fair value of the derivative through August 31, 2021, was recognized as a gain on change in fair value of derivatives of $2,867,749 for the year ended April 30, 2022, and the remaining value of the derivative of $2,185,185 was reclassified to additional paid-in capital as part of shareholders’ equity during the three months ended October 31, 2021 due to the related party nature of the transaction.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 14, 2022, the Company entered into two loan agreements with related party lenders, each for $1,000,000, pursuant to which the Company received a total amount of $2,000,000. The loans bear interest at a rate of 8% per annum and are required to be repaid in full by April 30, 2022 or such other date as may be accepted by the lenders. The Company is not permitted to make any distribution or pay any dividends unless or until the loans are repaid in full. On June 28, 2022, the Company entered into amendments for the two related party loan agreements with the lenders in which the repayment date was extended to July 31, 2024. As this amendment occurred after the reporting date of April 30, 2022, but before the issuance of the consolidated financial statements, this balance was reclassified to long-term liabilities.

There was $2,000,000 in outstanding borrowings from related parties as of April 30, 2022. Interest expense related to the related parties for the years ended April 30, 2022 and 2021 amounted to $165,558 and $608,668, respectively. Accrued interest due to related parties as of April 30, 2022 and 2021 amounted to $908,756 and $747,636, respectively.

Note 10: CONVERTIBLE NOTES PAYABLE

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

The Company evaluated the conversion option under the guidance in ASC 815-10, Derivatives and Hedging, and determined it to have characteristics of a derivative liability. Under this guidance, this derivative liability is marked-to-market at each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivatives. The value of the conversion option derivative amounted to $566,667 as of the issuance date on September 11, 2019, which was recorded as a discount to the outstanding note balance less $358,855 representing the amount of the conversion option exceeding the face value of the note payable which was recorded immediately as interest expense, and a derivative liability. On June 1, 2020, in connection with the elimination of the conversion option, this derivative ceased to exist and the value of the derivative of $566,667 was recognized as a loss on extinguishment of debt on the consolidated statements of comprehensive loss for the year ended April 30, 2021.

The combined discount relating to the warrant and conversion option were amortized over the term of the agreement. Amortization of debt discounts during the year ended April 30, 2020 amounted to $1,493,939, and were recorded as amortization of debt discount in the accompanying consolidated statements of comprehensive loss. The remaining $206,061 was amortized during the year ended April 30, 2021.

On December 3, 2020, Mont-Saic entered into an Assignment and Conveyance Agreement with the Company’s exiting related party lender wherein Mont-Saic sold its full right, title and interest in its outstanding notes payable amounting to $1,820,000, which consisted of the $1,700,000 note payable and the $120,000 note payable (see Note 9), to the Company’s related party lender, along with the 121,656 shares of common stock previously issued to Mont-Saic in connection with the debt agreement and the rights to receive the remaining 692,130 shares issuable (see Note 5).

On February 11, 2020, the Company entered into a convertible note payable agreement for borrowings of $125,000 bearing interest at 12% per annum. All outstanding borrowings and accrued interest were due on February 11, 2021. The outstanding principal and accrued interest are convertible into shares of the Company’s common stock at any time at the option of the debtholder at a conversion price equal to 70% of the lowest closing price of the common stock as defined in the agreement.

On September 4, 2020, the Company and the convertible debtholder entered into an agreement to convert the outstanding convertible note payable balance of $125,000 and accrued interest of $8,466 into 30,000 shares of the Company’s common stock. Under the guidance in ASC 470-20-40-16, the Company recognized an expense at the conversion date equal to the fair value of the shares transferred after the change in terms, less the fair value of securities issuable under the original conversion terms. The excess in value, which amounted to $51,412 was recorded as interest expense in the consolidated statements of comprehensive loss during the year ended April 30, 2021.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the time of the conversion, the remaining debt discount was fully amortized and the derivative liability amount of $53,571 was reclassified as additional paid-in capital as part of shareholders’ equity. Amortization of debt discounts during the year ended April 30, 2022 and 2021 was $8,127,778 and $42,872, respectively, and was recorded as amortization of debt discount in the accompanying consolidated statements of comprehensive loss. The unamortized discount balance amounted to $2,872,222 and zero as of April 30, 2022 and 2021, respectively.

On August 6, 2021, the Company consummated the closing (the “Closing”) of a private placement offering (the “Offering”) pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of August 6, 2021 (the “Purchase Agreement”), between the Company and certain accredited investors (the “Purchasers”). At the Closing, the Company sold to the Purchasers (i) 8% Senior Convertible Notes (the “Convertible Notes”) in an aggregate principal amount of $11,000,000 and (ii) warrants to purchase up to 733,333 shares of common stock of the Company (the “Warrants” and together with the Convertible Notes, the “Securities”). The Company received an aggregate of $11,000,000 in gross proceeds from the Offering, before deducting offering expenses and commissions.

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

As part of the issuance of the Convertible Notes, the Company incurred and capitalized debt issuance costs of $800,251 related to brokerage and legal fees that met the debt issuance cost capitalization criteria of ASC 835. The total discount related to the Convertible Notes on the date of issuance of $14,689,369 exceeded their value, which resulted in the Company recognizing a $3,689,369 loss on the issuance of the Convertible Notes during the three months ended October 31, 2021. The discount on the Convertible Notes will be amortized through the maturity date on a straight-line basis. Amortization of the debt discount for the year ended April 30, 2022 was $8,127,778, which was recorded in amortization of debt discounts in the accompanying consolidated statements of comprehensive loss. The unamortized discount balance amounted to $2,872,222 as of April 30, 2022.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As consideration for entering into the Omnibus Agreement, the outstanding principal balance of the Existing Note held by each Purchaser was increased by twenty percent (20%) and such increased principal balance is reflected on the Replacement Note issued to each Purchaser. The Company recognized a $2,200,000 loss on issuance of convertible notes during the year ended April 30, 2022 related to this amendment.

The fair value of the derivative liability related to the Convertible Notes was $4,382,229 as of April 30, 2022, and the Company recognized a gain on change in fair value of $9,506,889 for the year ended April 30, 2022.

Total outstanding borrowings related to the Convertible Notes as of April 30, 2022 were $13,200,000. The outstanding amount is net of total discounts of $2,872,222 for a net book value of $10,327,778 as of April 30, 2022. Interest expense related to the Convertible Notes for the year ended April 30, 2022 was $708,677.

Note 11: NOTES PAYABLE

On March 16, 2020, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 12% per annum. Interest on the note is payable monthly and outstanding principal on the note was due in full on March 16, 2022. In connection with the promissory note payable on March 16, 2020, the Company issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price equal to a 40% discount of the market price of the Company’s stock, as defined in the agreement. The warrants expired on March 16, 2022 and were fully vested upon issuance. The note was discounted by $112,990 based on an allocation of the value of the warrants issued. The discount recorded on the note was amortized into amortization of debt discount through the maturity date, which amounted to $35,542 for the year ended April 30, 2021.

On December 15, 2020, the debt holder agreed to convert the outstanding note payable of $500,000 into 50,000 shares of the Company’s common stock as full settlement of the promissory note payable. Accrued interest on the note was paid in cash. As a result of this settlement, the Company recognized the unamortized debt discount of $70,483 as a loss on extinguishment of debt on the consolidated statements of comprehensive loss during the year ended April 30, 2021.

On June 30, 2020, the Company entered into a loan agreement with Mont-Saic to borrow $120,000. This loan bears interest at an annual rate of 12.6% and was required to be repaid in full, together with all accrued, but unpaid, interest by June 30, 2021. On December 3, 2020, Mont-Saic entered into an Assignment and Conveyance Agreement with the Company’s exiting related party lender wherein Mont-Saic sold its full right, title and interest in this note to the Company’s related party lender (see Note 9).

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2020, the Company entered into a promissory note with a third-party to borrow $1,000,000. The promissory note bore interest at 2.25% and was due February 8, 2021. On February 2, 2021, the Company and the third-party entered into an amendment to extend the promissory note to April 30, 2021.

On April 11, 2021, the Company and the lender entered into an agreement whereby the lender converted the promissory note into 27,233 shares of Company stock, which were issued to the lender at a 20% discount from the closing price of the stock on the day prior to the conversion. In addition to the discount, the agreement contains a guarantee that the aggregate gross sales of the shares by the lender will be no less than $1,500,000 over the next three years and if the aggregate gross sales are less than $1,500,000 the Company will issue additional shares of common stock to the lender for the difference between the total gross proceeds and $1,500,000, which could result in an infinite number of shares being required to be issued.

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

The fair value of the derivative liability was $1,061,550 as of April 30, 2022, and the Company recognized a gain on change in fair value of $168,301 for the year ended April 30, 2022.

On April 15, 2021, the Company entered into a $2,000,000 note payable (the “Note”). The Note matures April 14, 2023 and bears interest at fifteen percent (15%) per year. The Company pays interest at maturity, at which time all principal and unpaid interest is due.

The Note is collateralized by all business assets, including patents, trademarks and other intellectual property. It is also collateralized by the ownership of Slinger Bag Americas, Slinger Bag Canada, Slinger Bag Limited, and Slinger Bag International (UK) Limited.

In connection with the Note, the Company issued 220,000 warrants with an exercise price of $0.25. The exercise price has customary anti-dilution protection for stock splits, mergers, etc. Additionally, the warrant contains a stipulation that the Company will guarantee the value of the shares sold will be no less, on average, than $1.50 per share through April 15, 2023. If the value is less than $1.50 per share, the Company will issue additional shares of common stock to compensate for the shortfall, which could result in an infinite number of shares being required to be issued.

The Company evaluated the warrants and the profit guarantee under the guidance in ASC 815-40, Derivatives and Hedging and determined they represent a derivative liability given the profit guarantee represents a make-whole provision that is not separated from the host instrument. The derivative liability is marked to market at the end of each reporting period with the non-cash gain or loss recorded in the period as a gain or loss on derivative (see Note 3).

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

On August 6, 2021, the Company used the net proceeds from the issuance of the Convertible Notes (see Note 10) to pay 100% of the outstanding principal and accrued interest of the Note.

Amortization of the debt discount related to the Note during the years ended April 30, 2022 and 2021 was $11,228 and $10,477, respectively, which was recorded in amortization of debt discounts in the accompanying consolidated statements of comprehensive loss. On the date the Note was paid off the unamortized debt discount balance of $1,978,295 was recognized as a loss on extinguishment of debt during the year ended April 30, 2022.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 6, 2021, the Note payable holder exercised its right to convert its 220,000 outstanding warrants into shares of common stock of the Company. At the conversion date the Note payable holder also agreed to cancel the guarantee that the value of the shares sold will be no less, on average, than $1.50 per share through April 15, 2023. In connection with the elimination of the profit guarantee the derivative liability ceased to exist at that time. On August 6, 2021, the fair value of the derivative liability was remeasured using a Black-Scholes option pricing model and determined to be $6,569,353. The change in fair value of the derivative through August 6, 2021, was recognized as a gain on change in fair value of derivatives of $6,014,245 for the year ended April 30, 2022, and the remaining value of the derivative of $6,569,353 was reclassified to additional paid-in capital as part of shareholders’ equity during the year ended April 30, 2022 due to the related party nature of the transaction.

There were no outstanding borrowings related to the Note as of April 30, 2022. Interest expense related to the Note for the year ended April 30, 2022 amounted to $106,667.

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company subsequently amended the purchase schedule to purchase the Consigned Goods from Consignor and make the following payments to Consignor:

a.	Prior to March 15, 2022, the Company paid to Consignor $557,998 ($392.68 per consigned goods unit) for the purchase of 1,421 Consigned Goods.

b.	On March 21, 2022, Consignee paid to Consignor $157,465 ($392.68 per consigned goods unit) for the purchase of 401 Consigned Goods.

c.	On April 15, 2022, Consignee paid to Consignor $250,000 ($392.68 per consigned goods unit) for the purchase of 637 Consigned Goods.

As of April 30, 2022, the Company had repaid $965,463 resulting in a net balance of the convertible note payable of $3,034,537. Accrued interest on the consignment note was $1,104,839 for the year ended April 30, 2022.

On April 1, 2022, the Company entered into a $500,000 note payable. The note matures on July 1, 2022 and bears interest at eight percent (8%) per year. The Company pays interest monthly and will pay all accrued and unpaid interest on the maturity date in which the outstanding principal is due. Interest expense related to the note payable amounted to $3,178 for the year ended April 30, 2022.

Note 12: NOTES RECEIVABLE

On July 21, 2021, the Company entered into a Convertible Loan Agreement with PlaySight Interactive Ltd (the “Borrower”) wherein the Company granted the Borrower a line of credit with a six-month maturity date. Any borrowings under the line of credit bear interest at a rate of 15% per annum.

On July 26, 2021, the Company issued $300,000 to the Borrower under the line of credit. On August 26, 2021 and October 5, 2021, the Company issued an additional $700,000 and $400,000, respectively, to the Borrower under the line of credit. On November 17, 2021, December 7, 2021, and January 14, 2022, the Company issued an additional $300,000, $300,000, and $250,000, respectively, to the Borrower under the line of credit. Interest income related to the note receivable for the year ended April 30, 2022 amounted to $105,349.

On February 22, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight became a wholly owned subsidiary of the Company. As such, the note receivable balance and related interest income was eliminated upon consolidation as of April 30, 2022. For the year ended April 30, 2021, there was no note receivable or related interest expense (see Note 4).

Note 13: RELATED PARTY TRANSACTIONS

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

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2022 and 2021, amounts due to related parties were $1,905,792 and $1,283,464, respectively, which represented unpaid salaries and bonuses and reimbursable expenses due to officers of the Company.

The Company has outstanding notes payable of $2,000,000 and $6,220,000 and accrued interest of $908,756 and $747,636 due to a related party as of April 30, 2022 and 2021, respectively (see Note 9). In addition, the Company has an outstanding purchase obligation to a related party in the amount of $500,000 as of April 30, 2022 related to the acquisition of Gameface.

The Company recognized net sales of $368,164 and $615,584 during the years ended April 30, 2022 and 2021, respectively, to related parties. As of April 30, 2022 and 2021, related parties had accounts receivable due to the Company of $93,535 and $86,956, respectively.

Note 14: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of April 30, 2022 and 2021, the Company had 4,194,836 and 2,764,282 shares of common stock issued and outstanding, respectively.

Equity Transactions During the Year Ended April 30, 2022

On May 26, 2021, the Company issued 163,684 shares of its common stock for the conversion of related party notes payable (see Note 9). The fair value of the common stock was $6,220,000.

On June 23, 2021, the Company issued 54,000 shares of its common stock as partial consideration for the acquisition of Foundation Sports (see Note 5). The fair value of the total shares of common stock to be issued related to the acquisition was $3,550,000.

On July 6, 2021, the Company issued 5,022 shares of its common stock to two employees as compensation for services rendered in lieu of cash, which resulted in $187,803 in share-based compensation expense for the year ended April 30, 2022.

On July 11, 2021, the Company issued 1,875 shares of its common stock to a vendor as compensation for marketing and other services rendered, which resulted in $16,875 of operating expenses for the year ended April 30, 2022.

During the three months ended July 31, 2021, the Company granted an aggregate total of 9,094 shares of its common stock and equity options to purchase up to 6,000 shares (which are now expired) to six new brand ambassadors as compensation for services. The expense related to the issuance of the shares and equity options is being recognized over the service agreements, similar to the warrants and equity options issued to the four other brand ambassadors in the prior year. During the year ended April 30, 2022, the Company recognized $907,042 of operating expenses related to the shares, warrants and equity options granted to brand ambassadors.

On August 6, 2021, the Note payable holder (see Note 11) exercised its right to convert its 220,000 outstanding warrants into 495,000 shares of common stock of the Company.

On August 6, 2021, the Company’s related party lender exercised its right to convert its 275,000 outstanding warrants and 692,130 common shares issuable into 967,130 shares of common stock of the Company.

On October 11, 2021, the Company issued 1,875 shares of its common stock to a vendor as compensation for marketing and other services rendered, which resulted in $16,875 of operating expenses during the year ended April 30, 2022.

On January 11, 2022, the Company issued 1,875 shares of its common stock to a vendor as compensation for marketing and other services rendered, which resulted in $16,874 of operating expenses during the year ended April 30, 2022.

During April 2022, the Company granted an aggregate total of 6,000 shares of its common stock to 6 new brand ambassadors as compensation for services. During the year ended April 30, 2022, the Company recognized $255,124 of operating expenses related to the shares granted to brand ambassadors.

Equity Transactions During Year Ended April 30, 2021

On May 6, 2020, the Company issued 121,656 shares of its common stock to Mont-Saic as partial satisfaction of the shares issuable under a convertible note payable agreement.

On May 15, 2020, the Company issued 24,380 shares of its common stock to a vendor as compensation for business advisory services performed, which resulted in $65,826 of general and administrative expenses for the year ended April 30, 2021.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 4, 2020, the Company issued 30,000 shares of its common stock for the conversion of a convertible note payable (see Note 10). The fair value of the common stock was $238,449.

On October 8, 2020, the Company issued 10,000 shares of its common stock to a vendor as compensation for business advisory services performed, which resulted in $114,000 of operating expenses for the year ended April 30, 2021.

On October 28, 2020, the Company granted 40,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $214,552 and $221,826 of operating expenses related to this agreement during the years ended April 30, 2022 and 2021, respectively.

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

On November 24, 2020 and on January 11, 2021, the Company issued 4,608 and 10,000 shares of its common stock, respectively, to two vendors as compensation for marketing and other advisory services. The Company also issued 5,595 shares of its common stock on November 24, 2020 to a third-party vendor as full settlement of payables of $30,000 related to consulting services, which resulted in a $25,278 loss on extinguishment of debt. The total fair value of the shares issued related to these transactions was $198,386, of which $39,750 was recognized in prepaids and other assets and will be recognized over the period that the related services are rendered. As of April 30, 2021, there was $26,500 in prepaids related to these transactions and the remaining $146,608 was recognized as operating expenses for the year ended April 30, 2021.

On November 10, 2020, the Company issued 3,500 shares of common stock as partial payment for the purchase of the Slinger trademark. The common stock had a fair value of $35,351 on the date of issuance, which has been capitalized as an intangible asset on the balance sheet.

On December 15, 2020, the Company issued 50,000 shares of common stock as full payment of its $500,000 note payable to a third party (see Note 11). The fair value of the shares issued was $500,000.

On April 11, 2021, the Company issued 27,233 shares of its common stock for the conversion of a note payable (see Note 11). The fair value of the shares issued was $1,250,004.

On April 11, 2021 and on April 13, 2021, the Company issued 1,875 and 500 shares of its common stock to two vendors as compensation for marketing and advisory services, which resulted in an operating expense of $43,294 for the year ended April 30, 2021.

During the three months ended April 30, 2021, the Company granted an aggregate total of 6,000 warrants and equity options for 12,000 shares (which have all expired unexercised) to four of its brand ambassadors as compensation. The warrants have an exercise price of $0.001 per share, a contractual life of 10 years from the date of issuance and are vested immediately upon grant and the shares had a 90 day exercise period at a 50% discount on the stock price. The warrants and shares were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants and equity options is being recognized over the service agreements. The Company recognized $59,838 and $98,457 of operating expenses related to the warrant and equity options, respectively, during the year ended April 30, 2021.

Warrants Issued During the Year Ended April 30, 2022

In accordance with the October 29, 2020 agreement with three members of the advisory board mentioned above, 46,077 warrants were issued during the year ended April 30, 2022. The warrants were valued using a Black-Scholes option pricing model on the grant date, which resulted in operating expenses of $87,656 during the year ended April 30, 2022.

On August 6, 2021, in connection with the Convertible Notes issuance (see Note 10) the Company issued warrants to purchase up to 733,333 shares of common stock of the Company to the Purchasers.

On August 6, 2021, in connection with the Convertible Notes issuance the Company also granted the lead placement agent for the Offering 26,667 warrants that are exercisable for five years from August 6, 2021, at an exercise price of $3.30 (subject to adjustment as set forth in the Convertible Notes per the terms of the agreement) and are vested immediately. The warrants were valued using a Black-Scholes option pricing model on the grant date and the Company recognized $376,000 of operating expenses related to them during the year ended April 30, 2022.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 3, 2021, the Company granted an aggregate total of 1,010,000 warrants to key employees and officers of the Company as compensation. The warrants have an exercise price of $0.001 per share for 1,000,000 of the warrants and $3.42 for 10,000 of the warrants, a contractual life of 10 years from the date of issuance and are vested immediately upon grant. The warrants were valued using a Black-Scholes option pricing model on the grant date and the Company recognized $32,381,309 of share-based compensation expense related to them during the year ended April 30, 2022.

On February 2, 2022, in connection with the Gameface acquisition (see Note 5) the Company issued warrants to purchase up to 478,225 shares of common stock of the Company.

Common Stock Issuable

As discussed in Note 10, on September 16, 2019, the Company entered into a warrant assignment and conveyance agreement with Mont-Saic, pursuant to which the Company allows Mont-Saic to acquire 33% of the outstanding common stock shares of the Company on a fully-diluted basis for no consideration. The allocated value of the warrant amounted to $1,492,188 was reflected as additional paid-in capital during the year ended April 30, 2020.

There were 813,786 shares of common stock that were issuable under this agreement and as of April 30, 2020, none of the shares had been issued. As of April 30, 2021, 121,656 shares have been issued and the remaining 692,130 were issued as of April 30, 2022.

On February 2, 2022, the Company authorized the issuance of 590,327 shares of common stock as partial consideration for the acquisition of Gameface (see Note 5). The fair value of the total shares of common stock to be issued related to the acquisition was $9,700,000. As of April 30, 2022, none of the shares had been issued due to there being an issue with the transfer agent. The shares were issued in September 2022. Refer to Note 18 for more details.

On February 22, the Company authorized the issuance of 2,537,969 shares of common stock as partial consideration for the acquisition of PlaySight (see Note 5). The fair value of the total shares of common stock to be issued related to the acquisition was $39,950,000. As of April 30, 2022, none of the shares had been issued due to there being an issue with the transfer agent. The shares were issued in September 2022. Refer to Note 18 for more details.

Warrants Issued for Compensation

On February 9, 2021, the Company issued 600,000 warrants to key employees and officers of the Company as a performance bonus. The warrants have an exercise price of $0.001 per share for non-U.S. warrant holders (150,000 warrants) and an exercise price of $3.94, which is equal to the closing price of the Company’s common stock on the grant date, for U.S. warrant holders. The warrants were valued using a Monte Carlo simulation with the key inputs as of 4/30/20 being the executives’ three-year agreement term, the Company’s $100 million market capitalization threshold being achieved, a risk free rate of 0.76%, and a stock price volatility of 63% because the warrant grant was contingent on a market condition being achieved. The Company recognized $70,997 of share-based compensation related to these awards during the year ended April 30, 2021.

Note 15: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the years ended April, 30 2022 and 2021 amounted to $22,176 and $8,400, respectively.

Contingencies

In connection with the Gameface acquisition on February 2, 2022, the Company agreed to earn-out consideration of up to 100,000 shares of the Company’s common stock with a fair value of $1,334,000 which is included as a current liability on the Company’s consolidated balance sheet as of April 30, 2022. Issuance of the earn-out shares is subject to the fulfillment of certain milestones.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the PlaySight acquisition on February 22, 2022, the Company agreed to earn-out consideration of up to 514,286 shares of the Company’s common stock with a fair value of $4,847,000. Issuance of the earn-out shares is based on PlaySight’s annual recurring revenue at December 31, 2022. As a result of the Company’s decision to dispose of PlaySight, the earnout condition has not been met and will not be met. Accordingly, the Company wrote off the contingent consideration of $4,847,000 as of April 30, 2022. The Company recorded the write off as a gain on the change in fair value of contingent consideration.

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

Note 16: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL whose operations are reflected in the Company’s consolidated financial statements. The Company’s operations in Canada, Israel, and the UK were immaterial for the years ended April 30, 2022 and 2021.

Net deferred tax assets from operations in the US, using an effective tax rate of 21%, consisted of the following:

	April 30,
	2022	2021

Deferred tax assets:
Loss carryforwards	$2,166,000	$788,400
Stock options	8,259,000	—
Accrued payroll	—	333,700
Related party accruals	799,000	194,400
Inventory reserve	100,000	—
Interest deferral	191,000	—
Start-up costs	84,000	109,600
Other	57,000	17,900
Valuation allowance	(11,656,000)	(1,444,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the applicable statutory income tax rate to pretax loss due to the following for the years ended April, 30 2022 and 2021:

	April 30,
	2022	2021

Income tax benefit based on book loss at US statutory rate	$(10,259,000)	$(3,832,300)
Share-based compensation and shares for services	—	188,100
Debt discount amortization	1,841,000	79,100
Related party accruals	150,000	127,800
Start-up costs	6,815,000	—
Interest expense	5,000	2,630,000
Depreciation	21,000	—
Inventory reserve	55,000	—
Interest deferral	13,000	—
Acquisition costs	1,268,000	—
Accrued legal	76,000	—
Loss on extinguishment of debt	—	636,400
Accrued payroll	—	215,400
Gain on change in fair value of derivatives	(1,298,000)	(407,300)
Other	(29,000)	1,500
Valuation allowance	1,342,000	361,300
Total income tax provision	$—	$—

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had net operating loss carryforwards of $12,366,000 and $3,032,000 as of April 30, 2022 and 2021, respectively, which may be available to be used to offset future taxable income in the US for the years ended 2023 through 2042. The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization. The Company has not completed a full study to assess whether an “ownership change” as defined in Section 382 has occurred or whether there have been multiple ownership changes since inception. Future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an “ownership change”. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change”. Tax years that remain subject to examination are 2018 and forward.

Net deferred tax assets from operations in Israel, using an effective tax rate of 23%, consisted of the following:

	April 30,
	2022	2021
Deferred tax assets:
Loss carryforwards	$234,000	$178,000
Start-up costs	—	13,000
Research and development costs	(113,000)	113,000
Valuation allowance	(121,000)	(304,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the applicable Israeli statutory income tax rate of 23% due to the following for the years ended April 30, 2022 and 2021:

	April 30,
	2022	2021

Income tax provision (benefit) based on book income (loss) at Israeli statutory rate	$(56,000)	$80,000
Research and development costs	—	113,000
Start-up costs	—	13,000
Valuation allowance	56,000	—
Loss carryforward	—	(206,000)
Total income tax provision	$—	$—

The Company had net operating loss carryforwards of approximately 1,020,000 and $774,000 as of April 30, 2022 and 2021, respectively, which may be available to be used to offset future taxable income in Israel. All of the Company’s tax years since inception are open for examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of comprehensive loss for the years ended April 30, 2022 and 2021.

Note 17: SEGMENTS

Reportable Segments

Operating segments for our continuing operations are components of the Company that combine similar business activities, with activities group to facilitate the evaluation of business units and allocation of resources by the Company’s board and management. As of April 30, 2022, the Company had two reportable segments:

●	Equipment - Production and manufacturing of the Slinger Bag Launcher, marketed to regular tennis players who do not have regular access to state-of-the-art facilities

●	Technology - Subscription-based technology such as automated production and live streaming, video replay, pro level coaching tools, live and on-demand sports channel, data analytics, and facilities management systems

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of each segment are regularly reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, to assess the performance of the segment and make decisions regarding the allocation of resources. The Company’s chief operating decision maker uses revenue and EBITDA as measures of segment performance. The accounting policies of each segment are the same as those set out under the summary of significant account policies in Note 3. There are no intersegment sales or transfers.

The below table represents revenues and profit or loss by each operating segment for the years ended April 30, 2022 and 2021:

	2022	2021
Net Revenues
Equipment	$16,102,672	$10,804,214
Technology	728,805	—
Total Net Revenues	$16,831,477	$10,804,214

	2022	2021
Profit or (Loss)
Equipment	$(46,309,228)	$(18,594,760)
Technology	(5,464,424)	—
Total Profit or (Loss)	$(51,773,652)	$(18,594,760)

The chief operating decision maker does not receive asset information by segment as the Company does not have this information as discrete financial data, and as such, this information is not included.

Goodwill assigned to the Technology segment as of April 30, 2022 was $32,643,193. There was no goodwill assigned to the Technology segment as of April 30, 2021. Intangibles assigned to the Technology segment as of April 30, 2022 were $24,209,442. There were no intangible assets assigned to the Technology segment as of April 30, 2021.

The Company did not have any goodwill assigned to the Equipment segment as of April 30, 2022 and 2021. Intangible assets, net assigned to the Equipment segment as of April 30, 2022 and 2021, was $107,060 and $112,853, respectively.

Goodwill and intangible assets related to Foundation Sports that was part of the Technology segment were fully impaired on April 30, 2022.

Note 18: SUBSEQUENT EVENTS

On May 16, 2022, the Company redomiciled from Nevada to Delaware and changed name from Slinger Bag Inc. to Connexa Sports Technologies Inc.

On June 14, 2022, the Company registered their common shares on Form 8-A pursuant to Section 12(b) of the Securities Act of 1933, as amended and effected a 1-10 reverse split.

On June 15, 2022, the Company finalized a Nasdaq Uplist and the registration statement on Form S-1 was declared effective.

On June 29, 2022, Jason Seifert, CFO resigned.

On July 29, 2022, the Company entered into two merchant cash advance agreements. The details of the merchant cash advance agreements are as follows:

UFS Agreement

The Company entered into an agreement (the “UFS Agreement”) with Unique Funding Solutions LLC (“UFS”) pursuant to which the Company sold $1,124,250 in future receivables (the “UFS Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $750,000 in cash less fees of $60,000. The Company has agreed to pay UFS $13,491 each week for the next three weeks and thereafter $44,970 per week until the UFS Receivables Purchased Amount is paid in full; provided, however that if the Company makes payment of an aggregate amount of $855,000 to UFS within 45 days of July 29, 2022, then the UFS Receivables Purchased Amount shall be reduced from $1,124,250 to $855,000 and the Company will have no further obligations under the UFS Agreement.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in the following collateral: all accounts receivable and all proceeds as such term is defined by Article 9 of the UCC. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Agreement

The Company entered into an agreement (the “Cedar Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold $1,124,250 in future receivables (the “Cedar Receivables Purchased Amount”) to Cedar in exchange for payment to the Company of $750,000 in cash less fees of $60,000. The Company has agreed to pay Cedar $13,491 each week for the next three weeks and thereafter $44,970 per week until the Cedar Receivables Purchased Amount is paid in full; provided, however that if the Company makes payment of an aggregate amount of $855,000 to Cedar within 45 days of July 29, 2022, then the Cedar Receivables Purchased Amount shall be reduced from $1,124,250 to $855,000 and the Company will have no further obligations under the Cedar Agreement.

In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement, the Company granted to Cedar a security interest in the following collateral: all accounts, including without limitation, all deposit accounts, accounts receivable and other receivables, chattel paper, documents, equipment, instruments and inventory as those terms are defined by Article 9 of the UCC. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Since May 1, 2022, the Company has issued an aggregate of 6,063,145 shares of its common stock consisting of the following:

●	On June 15, 2022, the Company issued 4,389,469 shares of common stock to the Convertible Noteholders upon conversion of convertible notes.

●	On June 15, 2022, the Company issued 1,048,750 shares to investors who participated in the Company’s Nasdaq uplist round.

●	On June 27, 2022, the Company issued 25,000 shares of common stock to Gabriel Goldman for consulting services performed in the first quarter of calendar 2022. Gabriel Goldman became a director of the Company on June 15, 2022.

●	On June 27, 2022, the Company issued 598,396 shares of common stock to the former Gameface shareholders in connection with the purchase of Gameface.

On August 25, 2022, the Company issued 300,000 shares of common stock to Midcity Capital Ltd (“Midcity”) pursuant to a cashless conversion of warrants Midcity received from its warrant agreement with the Company dated March 2020.

On September 28, 2022, the Company entered into a securities purchase agreement with a single institutional investor for the issuance of 1,018,510 shares of common stock and pre-funded warrants to purchase an aggregate of 11,802,002 shares of common stock. Net proceeds to the Company were $4,549,882.

On November 27, 2022, the Company entered into a share purchase agreement (the “Agreement”) with PlaySight, Chen Shachar and Evgeni Khazanov (together, the “Buyer”) pursuant to which the Buyer purchased 100% of the issued and outstanding shares of PlaySight from the Company in exchange for (1) releasing the Company from all of PlaySight’s obligations towards its vendors, employees, tax authorities and any other (past, current and future) creditors of PlaySight; (2) waiver by the Buyer of 100% of the personal consideration owed to them under their employment agreements in the total amount of $600,000; and (3) cash consideration of $2,000,000 to be paid to the Company in the form of a promissory note that matures on December 31, 2023.

On December 5, 2022, the Company assigned 75% of its membership interest in Foundation Sports to Charles Ruddy, its founder and granted him the right for a period of three years to purchase the remaining 25% of its Foundation Sports membership interests for $500,000 in cash. As of December 5, 2022, the results of Foundation Sports will no longer be consolidated in the Company’s financial statements, and the investment was accounted for as an equity method investment. On December 5, 2022, the Company analyzed this investment and established a reserve for the investment at the full amount of $500,000.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $0.221 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 18,099,548 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $0.221 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 may be made by to the Company under the Note. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

On August 16, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, since the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as previously reported by the Company on a Form 12b-25, it no longer complies with Nasdaq Listing Rule 5250(c)(1) for continued listing. On September 26, 2022, the Company announced that it had received a letter from the Nasdaq on September 22, 2022 (“Notice Letter”), notifying the Company that it is not in compliance with the periodic filing requirements for continued listing because the Company’s Form 10-Q for the period ended July 31, 2022 (the “2023 Q1 10-Q”) and Form 10-K for the fiscal year ended April 30, 2022 (the “2022 10-K” and, together with the 2023 Q1 10-Q, the “Periodic Reports”) were not filed with the Securities and Exchange Commission by the required due dates.

On October 10, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Nasdaq notice indicated that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until April 10, 2023, to regain compliance. If, at any time before April 10, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the Bid Price Rule. If the Company fails to regain compliance with the Bid Price Rule before April 10, 2023, the Company may be eligible for an additional 180-calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting.

On November 17, 2022, Gabriel Goldman and Rohit Krishnan resigned from the board of directors of the Company. Gabriel and Rohit were members of the audit and compensation committees. Gabriel Goldman was a member of the Company’s Nominating and Corporate Governance Committee. Neither Gabriel nor Rohit advised the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. As a result, the Company will be required to meet the continued listing requirement for board of directors and committees.

On March 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s failure to file its Quarterly Report on Form 10-Q for the period ended January 31, 2023 (“Additional Delinquency”) serves as an additional basis for delisting the Company’s securities from Nasdaq. The Company received a letter from the Nasdaq on February 14, 2023, indicating that, due to the Company’s failure, in violation of Listing Rule 5250(c)(1), to file its (i) Annual Report on Form 10-K with respect to the fiscal year ended April 30, 2022; and (ii) Quarterly Reports on Form 10-Q for the periods ended July 31, 2022 and October 31, 2022 (collectively, the “Delinquent Filings”), by February 13, 2023 (the due date for filing the Delinquent Filings pursuant to an exception to Nasdaq’s Listing Rule previously granted by Nasdaq), absent the submission of a timely appeal by February 21, 2023, trading of the Company’s common stock would have been suspended from the Nasdaq at the opening of business on February 23, 2023. Nasdaq would also have filed a Form 25-NSE with the Securities and Exchange Commission (the “SEC”), which would have resulted in the removal of the Company’s securities from listing and registration on the Nasdaq (the “Staff Determination”). Additionally, on October 10, 2022, the Company received a letter from Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1).

On January 12, 2023, Nasdaq notified the Company that due to the resignations from the Company’s board, audit committee and compensation committee on November 17, 2022 (“Corporate Governance Deficiencies”), the Company no longer complies with Nasdaq’s independent director, audit committee and compensation committee requirements as set forth in Listing Rule 5605. The Company timely submitted its plan of compliance with respect to the Corporate Governance Deficiencies by February 27, 2023 as required by the Nasdaq. However, pursuant to Listing Rule 5810(c)(2)(A), the Corporate Governance Deficiencies serve as an additional and separate basis for delisting and the Company.

On February 21, 2023, consistent with the Company’s previously announced intention to request an appeal of the Staff Determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”) to stay the suspension of the Company’s securities and the filing of the Form 25-NSE with the SEC (the “Hearing”), the Company appealed the Staff Determination to the Panel, and requested that the stay of delisting, which otherwise would expire on March 8, 2023, pursuant to Listing Rule 5815(a)(1)(B), be extended until the Panel issued a final decision on the matter. The Nasdaq granted the Company’s request to extend the stay, pending the Hearing scheduled for March 30, 2023, and a final determination regarding the Company’s listing status. The Company is required to address the Additional Delinquency, the Delinquent Filings, and the Corporate Governance Deficiencies before the Panel. Although the Company is working diligently to file the Delinquent Filings and Additional Delinquency, there can be no assurance that they will be filed prior to the Hearing. If the Company’s appeal is denied or the Company fails to timely regain compliance with Nasdaq’s continued listing standards, the Company’s common stock will be subject to delisting on the Nasdaq.

On March 30, 2023, the Company had its hearing with the Nasdaq, which indicated that a decision with respect to the Company’s listing status on the Nasdaq would be rendered within two weeks.

On April 12, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company had not yet regained compliance with the Bid Price Rule, which serves as an additional basis for delisting the Company’s securities from the Nasdaq. The letter further indicated that the Panel will consider this matter in its decision regarding the Company’s continued listing on the Nasdaq Capital Market. In that regard, the Nasdaq indicated that the Company should present its views with respect to this additional delinquency to the Panel in writing no later than April 19, 2023.

The Company offers no assurance that its request to be granted further time to file its Delinquent Filings, regain compliance with the Bid Price Rule and redress its Corporate Governance Deficiencies and to remain listed on the Nasdaq will be granted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 28, 2022, the Board of Directors and the audit committee of Connex Sports Technologies Inc. (the “Company”) approved the re-engagement of Mac Accounting Group, LLP (“Mac”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2022, effective immediately, and dismissed WithumSmith + Brown, PC (“Withum”) as the Company’s independent registered public accounting firm.

Until Withum was engaged on February 17, 2022, Mac was the Company’s auditor and had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2021 and 2020.

Withum never issued an audit opinion on our financial statements, and during the course of their engagement there were no disagreements with Withum on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period Withum was engaged as the Company’s auditor.

On March 21, 2023, the Board of Directors and the audit committee of the Company approved the engagement of Olayinka Oyebola & Co. (“OOC”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2022, effective immediately, and dismissed Mac Accounting Group, LLP (“Mac”) as the Company’s independent registered public accounting firm.

Until OOC was engaged on March 21, 2023, Mac was the Company’s auditor and had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2021 and 2020.

Mac never issued an audit opinion on our financial statements for the fiscal year ended April 30, 2022, and during the course of their engagement there were no disagreements with Mac on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Mac, would have caused Mac to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period Mac was engaged as the Company’s auditor.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2022.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2022 due to the following material weaknesses that were identified:

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

ITEM 9B. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, DIRECTOR NOMINEES, AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices
Mike Ballardie	62	President, Chief Executive Officer, Treasurer and Director
Paul McKeown	68	Former Chief Business Integration Officer
Tom Dye	70	Chief Operating Officer
Juda Honickman	37	Chief Marketing Officer
Mark Radom	54	General Counsel
Yonah Kalfa	40	Chief Innovation Officer and Director
Kirk Taylor	43	Director

The directors named above will serve until the next annual meeting of the shareholders or until his resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual shareholders’ meeting. Officers will hold their positions pursuant to their respective service agreements.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Professional History of Mike Ballardie

Mike Ballardie has served as our President, Chief Executive Officer and a Director since June 2019. Mike is an experienced and widely recognized tennis industry leader with 35 years of experience in tennis as a player, a coach and business leader. Mike started his tennis business career at Wilson in the late 1980s where he spent 11 years growing and ultimately leading Wilson’s Europe, Middle East and Africa Racquet sports division.

In 2002, Mike joined Prince Sports Europe as vice-president and managing director and stayed in this role through 2012. In 2003, Mike was part of the management buyout team that acquired the Prince brand from Benetton Sports in partnership with a private equity group. In 2007, after a highly successful business turnaround the business was sold with the management team in place to another U.S. based private equity group.

In 2013, Mike became the Chief Executive Officer of Prince Global Sports, a role in which he stayed until 2016.

After Prince Global Sports, Mike owned and operated FED Sports Consulting where he managed all aspects of a major restructuring project involving Waitt Brands (a holding company for Prince Global Sports) and Trilium Ltd (UK), a childcare business, from 2018 to 2019.

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

Professional History of Paul McKeown

Paul McKeown joined the Company in the summer of 2019 as a consultant and in April 2020 was appointed Chief Business Integration Officer of Slinger Bag, through January 2023 when Mr. McKeown resigned. Holding a Chartered Professional Accountant designation (CPA-CMA) in Canada, Mr. McKeown has 40+ years’ experience in senior management focused on finance, operations and IT functions in large multinational companies (37 years in sporting goods).

Paul started his sporting goods business career in the early 1980s at Wilson Sporting Goods Canadian subsidiary, where he led the finance, IT and operations functions. Recognizing strong processes and performance of the Canadian unit, Paul was appointed to a small team of executives to provide on-going functional support to new entities being established in Latin America and Asia.

In 1989, Wilson was acquired by Amer Sports which through further acquisitions (Atomic, Suunto, Precor and Salomon) became the largest sports “hard goods” equipment supplier in the world. Those acquisitions required leadership to integrate into Amer’s processes, and Mr. McKeown led the finance and operations integration teams for Canada, Latin America, and Asia. As a result, Paul was appointed Director of Process Integration & Development for North America of Amer Sports. A key initiative under his leadership was transition of financial transactional processing for all Amer North American business units to the Global Financial Shared Service organization in Poland. Following that, he was appointed Vice President Finance for Amer’s Precor Fitness brand – headquartered in Seattle Washington. In that role, he re-organized the finance team, and introduced new tools and processes which lead to significant improvements in financial performance and business control.

In Spring 2018, he retired from active service and began a consulting career with focus on financial/IT processes until he joined Slinger Bag in the summer of 2019.

Professional History of Tom Dye

Tom Dye joined the Company as Chief Operating Officer on May 1, 2020. Tom has over 35 years of senior management experience in diverse consumer goods and manufacturing segments across the Americas, Asia, Europe, Australia and Middle East. From 1977 to 1990, Tom served as Vice President of International Operations at Wilson Sporting Goods where he was responsible for multiple international start-up operations, including launching the first wholly U.S. owned sporting goods company in Japan. From 1990 to 2001, Tom served as President of International Exports at The Coleman Company. From 2002 to 2009, Tom served in a number of roles at Prince Global Sports, the leading global manufacturer of tennis rackets, in various roles, including Vice President of Operations, Vice President/General Manager of International Operations, National Sales Manager and acting Chief Financial Officer. From 2012 to 2014, Mr. Dye served as Chief Operating Officer at Prince Global Sports. From 2015 to 2017, Tom served as Chief Operating Officer of HazTek, Inc. From 2017 to 2018, Tom consulted for Smith Optics, a sports optical company. From 2018 until being hired by the Company in May 2020, Tom was retired.

Professional History of Juda Honickman

Juda Honickman is Chief Marketing Officer for Slinger Bag Inc. Juda joined Slinger Bag Inc in October 2017 to lead product design and overall strategy for the Company’s pre-sale crowdfunding initiative which exceeded its goal by 2,600%. He is responsible for overseeing the planning, development and execution of the Company’s marketing and advertising initiatives along with ensuring that the Company’s offering and brand messaging is distributed across all channels and is effectively targeting audiences in order to meet sales objectives. In his role, Juda oversees the global communications of Slinger’s brand, including consumer insights, digital marketing, creative development, agency management, marketing effectiveness, social responsibility, sponsorships, media and employee communications. Juda previously served as The Director of Marketing and Strategy for a global legal tech company and before that oversaw marketing and sales for an innovative consumer tech business.

Professional History of Mark Radom

Since September 2019, Mark Radom has been general counsel of Slinger Bag Inc. Mr. Radom has also served as general counsel of The Greater Cannabis Company, Inc. and from February 2010 through July 2015, general counsel and chief carbon officer of Blue Sphere Corporation. From 2009 through 2010, Mr. Radom was managing director of Carbon MPV Limited, a Cyprus company focused on developing renewable energy and carbon credit projects. From 2007 to 2009, Mr. Radom was general counsel and chief operating officer of Carbon Markets Global Limited, a London-based carbon credit and renewable energy project developer. Mr. Radom has extensive experience in business development in the renewable energy and carbon credit sectors. He has sourced over $100,000,000 in renewable energy, industrial gas and carbon credit projects and managed many complex aspects of their implementation. He was legal counsel for a number of carbon and ecological project developers and was responsible for structuring joint ventures and advising on developing projects through the CDM/JI registration cycle and emission reduction purchase agreements under the auspices of the Kyoto Protocol. Prior to this, he worked on Wall Street and in the City of London as a U.S. securities and capital markets lawyer where he represented sovereigns, global investment banks and fortune 500 companies across a broad range of capital raising and corporate transactions. He is a graduate of Duke University and Brooklyn Law School. Mr. Radom is admitted to practice law in New York and New Jersey and speaks fluent Russian.

Professional History of Yonah Kalfa

Yonah Kalfa joined Slinger Bag as its Chief Innovation Officer in September 2020. Prior to joining Slinger Bag, Mr. Kalfa owned and operated NA Dental, a company active in the dental supply business since 2010. Mr. Kalfa is a director of Pharmedica Ltd., Plaqless Ltd., Dusmit Ltd. and Parasonic Ltd.

Professional History of Kirk Taylor

Kirk is the Chief Financial Officer of American Resources Corporation where he conducts all tax and financial accounting roles of the organization, and has substantial experience in tax credit analysis and financial structure. Kirk’s main focus over his 13 years in public accounting had been the auditing, tax compliance, financial modeling and reporting on complex real estate and business transactions utilizing numerous federal and state tax credit and incentive programs. Prior to joining American Resources Corporation, Kirk was Chief Financial Officer of Quest Energy, Inc., ARC’s wholly-owned subsidiary. Prior to joining Quest Energy in 2015, he was a Manager at K.B. Parrish & Co. LLP where he worked since 2014. Prior to that, he worked at Katz Sapper Miller since 2012 as Manager. In addition, Kirk is an instructor for the CPA examination and has spoken at several training and industry conferences. He received a BS in Accounting and a BS in Finance from the Kelley School of Business at Indiana University, Bloomington Indiana and is currently completing his Masters of Business Administration from the University of Saint Francis at Fort Wayne, Indiana. Kirk serves his community in various ways including as the board treasurer for a community development corporation in Indianapolis, Indiana. Kirk does not have any family relationships with any of the Company’s directors or executive officers. There are no arrangements or understandings between Kirk and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

SIGNIFICANT EMPLOYEES

Other than our officers and director, we currently have two other persons who became in February 2022 what we consider to be significant employees:

●	Jalaluddin Shaik, President of Gameface.

Jalaluddin Shaik founded and became the chief executive officer of Gameface in 2017. Prior to founding Gameface, Mr. Shaik led product teams at some of the world’s biggest brands, including Telstra, Sony, and Apple. While at Telstra, Shaik led the creation of the Telstra video streaming platform ‘Presto’, that reaches over 10M Australians. In addition to his role at Telstra, Shaik was the design lead on the Apple airplay technology integration to 80% of Tier1 Audio OEM (Original Equipment Manufacturers) such as Denon, Bose, Pioneer, Yamaha, leading a team of 30 engineers. Previously (2003-2010), Shaik built and deployed various end to end video decoding solutions at Sony and Intel. Mr. Shaik is a graduate of Visvesvaraya Technological University with a bachelors in Computer Science Major in machine learning.

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

There are no family relationships among our directors or officers, or persons nominated or chosen to be a director or officer. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors, other than potential issues related to the matters described under “Certain Relationships and Related Transactions.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our Common Stock was not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

DIRECTOR COMPENSATION

Each non-employee director will receive shares of common stock valued at $50,000, based on the closing price of our common stock on the anniversary date each non-employee director was appointed to the Board. In the event, a director should resign from the Board mid-year, such director would receive a pro rata issuance of common stock at their anniversary date based on the number of days of service since their prior anniversary date. No fractional shares will be issued to non-employee director, and any calculation resulting in a fractional share will be rounded up to the next whole share.

DIRECTOR INDEPENDENCE

Upon effectiveness of the registration statement of which this prospectus forms a part, our Board will be composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for Board or Board committee service);

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director nominee. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Kirk P. Taylor, Rohit Krishnan, and Gabriel Goldman, when appointed to the Board, will be independent directors of the Company.

BOARD COMMITTEES

Upon effectiveness of the June registration statement, the following three standing committees will be formed and effective: audit committee; compensation committee; and nominating and governance committee. Our Board of Directors has adopted written charters for each of these committees, with such charters being effective upon effectiveness of the registration statement of which this prospectus forms a part. Upon completion of this offering, copies of the charters will be available on our website. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The audit committee will be responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our Board of our code of business conduct and our disclosure controls and procedures

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

Kirk P. Taylor, who satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, will serve on our audit committee upon their appointment to the board, with Mr. Taylor serving as the chairman. Our board has determined that Mr. Taylor qualify as “audit committee financial experts.”

Compensation Committee

The compensation committee will be responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors and executive officers;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

There are currently no independent directors on the compensation committee.

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is to assist the Board in identifying qualified individuals to become Board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness.

Kirk Taylor, who satisfies the “independence” requirements of Nasdaq’s rules, will serve on our compensation committee upon their appointment to the board, with Mr. Goldman serving as the chairman.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

RISK OVERSIGHT

Our Board will oversee a company-wide approach to risk management. Our Board will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our Board of Directors will be responsible for overseeing the management of risks associated with the independence of our Board.

CODE OF BUSINESS CONDUCT AND ETHICS

As of April 30, 2022, the Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions as the Company has only recently commenced operations. Our Board adopted a code of business conduct and ethics that applies to our directors, officers and employees (the “Code of Business Conduct and Ethics”), to be effective upon effectiveness of the June registration statement. Upon completion of the offering, a copy of the code will be available on the Company’s website. The Company intends to disclose on their website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to their principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our then Officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year ended April 30	Salary ($)	Bonus ($)	Share Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Mike Ballardie (1)	2022	571,123	277,500	16,100,000	-	375,748	17,324,371
	2021	360,109	635,00		-	119,714	1,114823
Judah Honickman (2)	2022	179,312	72,150	190,000	-	10,454	451,916
	2021	96,000	51,000		-	-	147,000
Paul McKeown (3)	2022	344,048	83,250		-	-	427,298
	2021	298,589	90,000	23,756	-	-	412,345
Tom Dye (4)	2022	160,000	37,000	25,647	-	-	222,647
	2021	120,000	30,000	15,747	-	-	165,747
Mark Radom (5)	2022	114,000	23,241		-	-	137,241
	2021	84,000	21,000	15,747	-	-	120,747
Yonah Kalfa (6)	2022	-	-	16,100,000	-	593,250	16,693,250
	2021	120,000	30,000	-	-		150,000
Jason Seifert (7)	2022	179,166	59,663			50,970	289,799
Chen Shachar (8)	2022
Evgeni Khazanov (9)	2022

(1)

Calculated in accordance with ASC Topi c 718, consistent with the Company’s financial statements.

Mr. Ballardie has served as the Company’s Principal Executive Officer and as Chairman of the Board of Directors since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.

(3)	Mr. Honickman has served as the Company’s Chief Marketing Officer since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(3)	Paul McKeown has served as the Company’s Chief Financial Officer from April 30, 2020 through July 6, 2021 and from July 6, 2021 to-date as the Company’s Chief Business Integration Officer and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(4)	Tom Dye has served as the Company’s Chief Operating Officer since April 30, 2020 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(5)	Mark Radom has served as the Company’s General Counsel since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(6)	Yonah Kalfa has served as the Company’s Chief Innovation Officer since September 7, 2020 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(7)	Jason Seifert served as the Company’s Chief Financial Officer from July 6, 2021 through June 25, 2022 and had an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(8)	Chen Shachar served as PlaySight’s Chief Executive Officer from 2012 through February 16, 2022, which was the date on which the Company consummated its acquisition of PlaySight, and as PlaySight’s president from February 16, 2022 through November 27, 2022 when the Company sold PlaySight and had an address at 6 Hanagar, Hod Hasharon, Israel.
(9)	Evgeni Khazanov has served as PlaySight’s Chief Technology Officer from 2012 through November 27, 2022 when the Company sold PlaySight and had an address at 6 Hanagar, Hod Hasharon, Israel.

SERVICE AGREEMENTS

The Company is a party to service agreements with each of its executive officers.

Mike Ballardie. On April 6, 2020, we entered into a service agreement with our Chief Executive Officer, Mike Ballardie, which was amended on November 1, 2020. Pursuant to the service agreement, Mr. Ballardie will serve as our Chief Executive Officer for a period of five years. During the five-year term, Mr. Ballardie receives a monthly base salary of $50,000 and a bonus payment at a minimum of 50% of the annual base salary. We also issued Mr. Ballardie warrants to purchase 500,000 shares of our common stock. The warrants were exercisable at issuance at an exercise price of $0.01 per share and have an expiration date of April 6, 2030. We also provide standard indemnification and directors’ and officers’ insurance. We may terminate Mr. Ballardie’s employment with cause (as defined under the agreement) and without cause by giving at least 180 days prior written notice. If we terminate Mr. Ballardie without cause, all his unvested stock and option compensation of any nature will vest without any further action. Mr. Ballardie may resign for good reason (as defined under the agreement) or without good reason by giving at least 180 days prior written notice. If we terminate Mr. Ballardie without cause or he resigns for good reason, we must pay severance in an amount in lieu of base salary and benefits that would have accrued to Mr. Ballardie for the greater of (a) the unexpired portion of the term of the agreement or (b) two years, to be paid in full within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following such termination if we terminate Mr. Ballardie without cause or he resigns for good reason. Mr. Ballardie is also subject to standard confidentiality and non-competition provisions.

Tom Dye. On April 30, 2020, we entered into a service agreement with our Chief Operating Officer, Tom Dye. Pursuant to the service agreement, Mr. Dye serves as our Chief Operating Officer for a period of three years. During the three-year term, Mr. Dye receives an annual base salary of $120,000 and a bonus payment at a minimum of 25% of the annual gross base salary. We agreed to issue Mr. Dye warrants to purchase a total of 125,000 shares of common stock to be issued at the time that certain performance goals are met. The warrants that were to Mr. Dye on April 30, 2020 are exercisable at issuance at an exercise price of $3.00 per share and have an expiration date of April 30, 2030. The warrants that were to Mr. Dye on February 9, 2021 are exercisable at issuance at an exercise price of $39.40 per share and have an expiration date of February 9, 2031. We also agreed to issue a one-time bonus of 150,000 shares of common stock to Mr. Dye after the value of the Company’s outstanding stock equals $100 million. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Dye’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Dye without cause, all Mr. Dye’s unvested stock and option compensation of any nature will vest without any further action, and we will pay two years base salary severance within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following such termination. Mr. Dye may resign for good reason (as defined under the agreement) or without good reason by giving at least 30 days prior written notice. Mr. Dye is also subject to standard confidentiality and non-competition provisions.

Paul McKeown. On July 5, 2021, we entered into a service agreement with our former Chief Business Integration Officer, Paul McKeown. Pursuant to the service agreement, Mr. McKeown will serve as our Chief Business Integration Officer for a period of three years. During the three-year term, Mr. McKeown receives a base salary at an hourly rate of $150 per hour, up to $12,000 per month unless otherwise agreed, and an annual performance bonus of at least 30% of the annual gross base salary. and We also issued Mr. McKeown warrants to purchase 150,000 shares of common stock. The warrants were exercisable at issuance at an exercise price of $0.01 per share and have an expiration date of The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. McKeown’s employment with cause (as defined under the agreement) and without cause by giving at least 90 days prior written notice. If we terminate Mr. McKeown without cause, all Mr. McKeown’s unvested stock and option compensation of any nature will vest without any further action, and we will pay severance of one year base salary within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following termination. Mr. McKeown may resign for good reason (as defined under the agreement) or without good reason by giving at least 90 days prior written notice. Mr. McKeown is also subject to standard confidentiality and non-competition provisions.

Juda Honickman. On April 30, 2020, we entered into a service agreement with Nest Consulting Inc., a Delaware corporation, owned by our Chief Marketing Officer, Juda Honickman. Pursuant to the service agreement, Mr. Honickman will serve as our Chief Marketing Officer for a period of three years. During the three-year term, Mr. Honickman receives an annual base salary of $102,000 and a bonus payment at a minimum of 50% of his annual base salary. We also issued warrants to purchase 250,000 shares of common stock to Mr. Honickman. The warrants were exercisable at issuance at an exercise price of $3.00 per share and have an expiration date of April 30, 2030. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Honickman’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Honickman without cause, all Mr. Honickman’s unvested stock and option compensation of any nature will vest without any further action and will pay two years base salary severance within 30 days of termination. In addition, Mr. vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following termination. Mr. Honickman may resign for good reason (as defined under the agreement) or without good reason by giving at least 30 days prior written notice. Mr. Honickman is also subject to standard confidentiality and non-competition provisions.

Mark Radom. On February 1, 2022, we entered into the second amended and restated service agreement with our General Counsel, Mark Radom. Pursuant to the service agreement, Mr. Radom will serve as General Counsel for a period of two. During the two-year term, we agreed to pay Mr. Radom a monthly base salary of $12,500 and a bonus payment at a minimum of 25% of the annual base salary. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Radom’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Radom without cause, all Mr. Radom’s unvested stock and option compensation of any nature will vest without any further action, and we will pay two years base salary severance within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following termination. Mr. Radom may resign for good reason (as defined under the agreement) or without good reason by giving at least 120 days prior written notice. Mr. Radom is also subject to standard confidentiality and non-competition provisions.

Yonah Kalfa. On September 7, 2020, we entered into a service agreement with our Chief Innovation Officer, Yonah Kalfa. Pursuant to the service agreement, Mr. Kalfa will serve as our Chief Innovation Officer for a period of three years. During the three-year term, Mr. Kalfa receives an annual base salary of 1,162,800 Israeli New Shekel (approximately $350,000) and a bonus payment at a minimum of 25% of the annual gross base salary. Mr. Kalfa agreed to defer receipt of his base salary until otherwise agreed in writing. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Kalfa’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Kalfa without cause, we will pay two years base salary severance within 30 days of termination. Mr. Kalfa may resign for good reason (as defined under the agreement) or without good reason by giving at least 30 days prior written notice. Mr. Kalfa is also subject to standard confidentiality and non-competition provisions.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the years ended April 30, 2022 and 2021:

Name	Year Ended April 30	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Mike Ballardie	2022	-	-	-
	2021	-	-	-

Stock Options/SAR Grants.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 17, 2023, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.

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

	Common Stock
Name	# of Shares (1)	% of Class (1)
Yonah Kalfa (3)	1,999,470	2.44%
2672237 Ontario Ltd. (2)	1,252,471	1.53%
Mike Ballardie (3)	790,000	0.96%
Judah Honickman (3)	350,000	0.43%
Paul McKeown (3)	275,000	0.33%
Tom Dye (3)	275,000	0.33%
Mark Radom (3)	277,603	0.33%
All current officers and directors as a group (6 persons) (3)	5,219,544	6.37%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on May 17, 2023, which was 13,543,155, and the shares issuable upon exercise of warrants and convertible debt. The number of common shares used in computing this percentage is 81,906,241.

(2)	In connection with a note payable issued on June 1, 2019, Mont-Saic Investments received a warrant giving them the right to acquire 33% of the outstanding shares of the Company for no charge, which amounted to a total of 8,137,859 shares issuable. Mont-Saic subsequently sold it full right, title and interest in that right to 2672237 Ontario. Currently, the Company has issued 1,216,560 shares to 2672237 Ontario in satisfaction of the warrant with 6,921,299 shares remaining issuable as of the date of this report. Additionally, 2672237 Ontario holds 1,636,843 shares of the Company’s common stock from debt to equity conversions and has 2,750,000 warrants related to debt issuances.
(3)

The above officers and directors were granted an aggregate total of 1,125,000. 450,000 and 1,100,000 warrants on April 30, 2020, February 9, 2021 and September 3, 2021, respectively, as compensation and bonuses. The April 30, 2020 warrants have an exercise price of $0.01 per share and the February 9, 2021 warrants have an exercise price of $0.01 per share for non-U.S. employees and $39.40 for U.S. employees. All of the warrants have a contractual life of 10 years from the date of issuance and are vested immediately upon grant. Additionally, Yonah Kalfa and Mark Radom have 1,999,470 and 2,603 shares of common stock of the Company, respectively.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	1,500,000
Equity compensation plans not approved by security holders	24,503,107	$1.01	-
Total	24,503,107	$1.01	1,500,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	Fiscal 2022		Fiscal 2021
Audit Fees		$331,690	$102,600
Tax Fees		-	-
All Other Fees		-	-
Total	$		$102,600

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1	Merger Agreement dated October 6, 2021, by and among Slinger Bag Inc. and PlaySight Interactive Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2021)

2.2	Merger Agreement dated October 6, 2021, by and among Slinger Bag Inc., PlaySight Interactive Ltd., and Rohit Krishnan, in his capacity as Shareholders’ Representative (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on October 12, 2021)

2.3	Addendum to and Amendment to Agreement for the Merger, dated February 16, 2022, by and among Slinger Bag Inc., PlaySight Interactive Ltd., Rohit Krishnan, in his capacity as Shareholders’ Representative, and SB Merger Sub Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on February 22, 2022)

2.4	Share Purchase Agreement dated September 27, 2021 by and among Slinger Bag Inc., Flixsense Pty Ltd., and selling stockholders of Flixsense Pty Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on September 27, 2021)

2.5	Share Purchase Agreement, dated February 2, 2022 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on February 8, 2022)

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Form S-1 (File No. 333-214463), filed with the Commission on November 7, 2016)

3.2	Bylaws (Incorporated by reference to the Registrant’s Form S-1 (File No. 333-214463), filed with the Commission on November 7, 2016)

4.1	Form of Convertible Redeemable Note issued on November 20, 2019 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020)

4.2	Form of Convertible Redeemable Note issued on February 11, 2020 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020)

4.3	Form of 8% Senior Convertible Notes issued on August 6, 2021 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on August 10, 2021)

4.4	Omnibus Amendment Agreement, dated December 31, 2021 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 5, 2022)

10.1	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020)

10.2	Amended and Restated Loan Agreement Dated December 13, 2019 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020)

10.3	Loan Agreement dated December 11, 2019 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020)

10.4	Loan Agreement dated January 6, 2020 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020)

10.5	Loan Agreement dated March 1, 2020 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2020)

10.6	Midcity 12% Promissory Note dated March 16, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020)

10.7	Midcity 12% Securities Purchase Agreement dated March 16, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020)

10.8	Midcity 12% Warrant Agreement dated March 16, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020)

10.9	Distribution Agreement with Globeride Inc. dated March 26, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2020)

10.10	Loan Agreement dated May 12, 2020 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020)

10.11	Loan Agreement dated July 3, 2020 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020)

10.12	First Amendment to Promissory Note and Loan Agreements dated June 1, 2020 with Montsaic Investments, LLC (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020)

10.13	Loan Agreement dated June 30, 2020 with Montsaic Investments, LLC (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020)

10.14	Loan Agreement dated August 10, 2020 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020)

10.15	Loan Agreement dated September 15, 2020 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on September 21, 2020)

10.16	Loan Agreement dated November 24, 2020 with 2490585 Ontario Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on December 14, 2020)

10.17	Midcity Capital Bridge Loan Note dated December 24, 2020 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2021)

10.18	Midcity Capital Bridge Loan Note Extension agreement dated February 2, 2021 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on March 22, 2021)

10.19	Distribution Agreement with Planet Sport Sarl dated August 24, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2020)

10.20	Distribution Agreement with Sporting Goods Specialist Ltd dated August 25, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2020)

10.21	Distribution Agreement with Sports Warehouse Australia Pty Ltd dated September 2, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2020)

10.22^	Service Agreement with Yonah Kalfa dated September 7, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2020)

10.23	Distribution Agreement with Dunlop (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on September 29, 2020)

10.24	Dawson City Trademark Assignment Agreement dated November 10, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on November 30, 2020)

10.25^	Slinger Bag Global Share Incentive Plan (2020) (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on November 30, 2020)

10.26^	Service Agreement with Mike Ballardie dated November 1, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 20, 2021)

10.27	2,000,000 Secured Term Promissory Note dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.28	Business Loan and Security Agreement dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.29	Intellectual Property Security Agreement dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.30	Stock Pledge Agreement dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.31	Intercreditor Agreement dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.32	Warrant Purchase Agreement dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.33	SB Invesco Warrant dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.34	Chessler Holdings Warrant dated April 15, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2021)

10.35	Membership Interest Purchase Agreement dated June 21, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on June 23, 2021)

10.36^	Charles Ruddy Service Agreement dated June 21, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on June 23, 2021)

10.37	Jaana Gilbert Service Agreement dated June 21, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on June 23, 2021)

10.38	George Kustas Consulting Agreement dated June 21, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on June 23, 2021)

10.39	Convertible Loan Agreement dated July 21, 2021, as amended by First Amendment to Convertible Loan Agreement dated October 7, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2021)

10.40	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on August 10, 2021)

10.41	Form of Warrant (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on August 10, 2021)

10.42	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on August 10, 2021)

10.43	Loan Agreement dated August 4, 2021 with 2622325 Ontario Limited (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on August 10, 2021)

10.44	Loan Agreement dated July 23, 2021 with 2622325 Ontario Limited. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on July 30, 2021)

10.45	Loan Agreement dated January 14, 2022, by and between Yonah Kalfa and Slinger Bag Inc. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 18, 2022)

10.46	Loan Agreement dated January 14, 2022, by and between Naftali Kalfa and Slinger Bag Inc. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 18, 2022)

16.1	Letter Re: Change in Certifying Accountant (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on February 17, 2022)

21.1	List of Subsidiaries

23.1	Consent of Mac Accounting Group, LLP

23.2	Consent of OLAYINKA OYEBOLA & CO

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connexa Sports Technologies Inc.

Dated: May 17, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Ballardie
Mike Ballardie	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and Director	May 17, 2023

/s/ Tom Dye
Tom Dye	Chief Operating Officer	May 17, 2023

/s/ Paul McKeown
Paul McKeown	Chief Business Integration Officer	May 17, 2023

/s/ Juda Honickman		May 17, 2023
Juda Honickman	Chief Marketing Officer

/s/ Mark Radom		May 17, 2023
Mark Radom	General Counsel

/s/ Yonah Kalfa		May 17, 2023
Yonah Kalfa	Chief Innovation Officer and Director

/s/ Kirk Taylor		May 17, 2023
Kirk Taylor	Director

