Form 10-Q
period 2022-07-31
Connexa Sports Technologies Inc.
filed 2023-06-30
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: common stock, par value $0.001

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934 Act.

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of June 30, 2023, was 19,394,429.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2022, filed on May 17, 2023, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

As used in this quarterly report, the “Connexa,” “Company,” “we,” “us,” or “our” refer to Connexa Sports Technologies Inc. and its subsidiaries, unless otherwise indicated.

i

CONNEXA SPORTS TECHNOLOGIES INC.
(FORMERLY KNOWN AS SLINGER BAG INC. AND LAZEX INC.)

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

JULY 31, 2022 (UNAUDITED) AND APRIL 30, 2022

	JULY 31,	APRIL 30,
	2022	2022
	(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$1,602,282	$1,424,360
Restricted cash	146,960	156,724
Accounts receivable, net	1,371,630	1,322,370
Inventories, net	7,206,103	8,185,144
Prepaid inventory	1,508,279	499,353
Right of use asset - operating leases	172,109	239,689
Contract assets	203,236	235,526
Prepaid expenses and other current assets	405,817	762,930

Total Current Assets	12,616,416	12,826,096

Non-Current Assets:
Fixed assets, net of depreciation	137,091	174,217
Contract assets, net of current portion	195,757	209,363
Finished products used in operations, net	4,580,429	4,693,575
Intangible assets, net of amortization	23,959,328	24,316,502
Goodwill	32,643,193	32,643,193

Total Non-Current Assets	61,515,798	62,036,850

TOTAL ASSETS	$74,132,214	$74,862,946

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$6,587,077	$6,465,373
Accrued expenses	6,719,830	5,602,011
Related party purchase obligation	-	500,000
Contract liabilities	2,455,448	2,656,706
Lease liability - operating leases	147,750	237,204
Accrued interest	13,260	708,677
Accrued interest - related party	969,876	908,756
Current portion of notes payable	3,865,891	4,639,376
Current portion of convertible notes payable, net of discount	-	10,327,778
Derivative liabilities	1,756,284	5,443,779
Contingent consideration	418,455	1,334,000
Other current liabilities	102,819	156,862

Total Current Liabilities	23,036,690	38,980,522

Long-Term Liabilities:
Notes payable related parties, net of current portion	2,000,000	2,000,000
Contract liabilities, net of current portion	1,322,164	1,370,492

Total Long-Term Liabilities	3,322,164	3,370,492

Total Liabilities	26,358,354	42,351,014

Commitments and contingency	-	-

SHAREHOLDERS’ DEFICIT
Common stock, par value, $0.001, 300,000,000 shares authorized, 10,257,986 and 4,194,836 shares issued and outstanding as of July 31, 2022 and April 30, 2022, respectively	10,258	4,195
Additional paid in capital	132,513,357	113,049,700
Accumulated deficit	(84,863,356)	(80,596,925)
Accumulated other comprehensive income (loss)	113,101	54,962

Total Stockholders’ Deficit	47,773,360	32,511,932

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$74,132,214	$74,862,946

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

THREE MONTHS ENDED JULY 31, 2022 AND 2021

	2022	2021

NET SALES	$4,946,449	$2,537,573

COST OF SALES	3,554,391	1,752,351

GROSS PROFIT	1,392,058	785,222

OPERATING EXPENSES
Selling and marketing expenses	1,198,509	707,097
General and administrative expenses	4,343,497	2,394,799
Research and development costs	834,774	174,048

Total Operating Expenses	6,376,780	3,275,944

OPERATING LOSS	(4,984,722)	(2,490,722)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(2,872,222)	(21,216)
Loss on extinguishment of debt	-	(5,118,435)
Change in fair value of derivative liability	3,687,495	4,327,344
Interest expense	(35,861)	(76,050)
Interest expense - related party	(61,121)	(56,233)

Total Non-Operating Income (Expenses)	718,291	(944,590)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,266,431)	(3,435,312)

Provision for income taxes	-	-

NET LOSS	$(4,266,431)	$(3,435,312)

Other comprehensive income (loss) Foreign currency translations adjustment	58,139	(13,028)
Comprehensive income (loss)	$(4,208,292)	$(3,448,340)

Net loss per share - basic	$(0.61)	$(1.18)

Net loss per share - diluted	$(0.61)	$(1.18)

Weighted average common shares outstanding - basic	7,026,109	2,912,843

Weighted average common shares outstanding - diluted	7,026,109	2,912,843

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - April 1, 2021	2,764,283	$2,764	$10,389,935	$(20,170)	$(28,823,273)	$(18,450,744)

Stock issued for:
Conversion of notes payable - related parties	163,694	164	6,219,839	-	-	6,220,003
Acquisition	54,000	54	3,549,946	-	-	3,550,000
Services	10,969	11	618,543	-	-	618,554
Share-based compensation	5,022	5	187,798	-	-	187,803
Change in comprehensive income (loss)	-	-	-	(13,028)	-	(13,028)
Net loss for the period	-	-	-	-	(3,435,312)	(3,435,312)

Balance - July 31, 2021	2,997,968	$2,998	$20,966,061	$(33,198)	$(32,258,585)	$(11,322,724)

Balance - April 1, 2022	4,194,836	$4,195	$113,049,700	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	4,389,469	4,389	14,041,911	-	-	14,046,300
Acquisition	598,396	598	914,947	-	-	915,545
Services	25,000	25	35,225	-	-	35,250
Cash	1,048,750	1,049	4,193,951	-	-	4,195,000
Fractional share issuance	1,535	2	(2)	-	-	-
Share-based compensation			277,625			277,625
Change in comprehensive income	-	-	-	58,139	-	58,139
Net loss for the period	-	-	-	-	(4,266,431)	(4,266,431)

Balance - July 31, 2022	10,257,986	$10,258	$132,513,357	$113,101	$(84,863,356)	$47,773,360

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

THREE MONTHS ENDED JULY 31, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(4,266,431)	$(3,435,312)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	267,325	41,169
Change in fair value of derivartive liability	(3,565,273)	(4,327,344)
Shares and warrants issued for services	35,250	618,554
Share-based compensation	277,625	187,803
Loss on extinguishment of debt	-	5,118,435
Amortization of debt discounts	2,872,222	21,216

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	59,891	235,886
Inventories	970,026	(1,478,547)
Prepaid inventory	(1,009,926)	-
Contract assets	45,896	-
Right of use assets - operating leases	67,580	-
Prepaid expenses and other current assets	367,270	(685,519)
Accounts payable and accrued expenses	861,028	2,403,191
Contract liabilities	(191,366)	1,139,552
Lease liability - operating leases	(89,454)	-
Other current liabilities	(218,992)	-
Accrued interest	150,881	-
Accrued interest - related parties	61,120	56,233
Total adjustments	961,103	3,330,629

Net cash used in operating activities	(3,305,328)	(104,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable issuance	-	(300,000)
Net cash used in investing activities	-	(300,000)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock for cash	4,195,000	-
Proceeds from related party notes payable	925,000	500,000
Payments of notes payable - related parties	(15,386)	-
Payments of notes payable	(1,698,485)	-
Net cash provided by financing activities	3,406,129	500,000

Effect of exchange rate fluctuations on cash and cash equivalents	67,357	(10,804)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	168,158	84,513

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	1,581,084	928,796

CASH AND RESTRICTED CASH - END OF PERIOD	$1,749,242	$1,013,309

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$50,833

Income taxes	$-	$2,817

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued in connection with acquisition	$-	$3,550,000
Conversion of convertible notes payable and accrued interest to common stock	$14,046,300	$6,220,003
Shares issued for contingent consideration	$915,545	$-

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 16, 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”. Connexa is now the holding company under which Slinger Bag, PlaySight, Gameface and Foundation Sports reside.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying condensed consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, PlaySight, Foundation Sports, and Gameface for the three months ended July 31, 2022 and 2021.

The Company reports Gameface on a one-month calendar lag allowing for the timely preparation of financial statements. Gameface operates on fiscal year end periods as of December 31. For the period ended July 31, 2022, the Company reported both Gameface as of the second quarter ended June 30, 2022. This one-month reporting lag is with the exception of significant transactions or events that occur during the intervening period. The Company did not identify any significant transactions during the one month ended July 31, 2022 at Gameface that would need to be disclosed as not included within the Company’s consolidated financial statements.

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

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $84,863,356 as of July 31, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. The Company has begun reducing operating expenses and cash outflows by discontinuing operations of PlaySight, as well as selling 75% of Foundation Sports in November and December 2022. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended July 31, 2022, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2023 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, filed with the Securities and Exchange Commission on May 17, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents. As of July 31, 2022, the Company had $146,960 in restricted cash from PlaySight.

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $175,000 in allowance for doubtful accounts for the period ended July 31, 2022 and year ended April 30, 2022.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of July 31, 2022 and April 30, 2022 consisted of the following:

	July 31, 2022	April 30, 2022
Finished Goods	$5,434,785	$4,397,098
Component/Replacement Parts	965,122	2,559,848
Capitalized Duty/Freight	906,196	1,328,198
Inventory Reserve	(100,000)	(100,000)
Total	$7,206,103	$8,185,144

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

Business Combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company elected to apply pushdown accounting to all entities acquired.

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

The Company’s contingent consideration in connection with the acquisition of Gameface and PlaySight were calculated using Level 3 inputs. The fair value of contingent consideration as of July 31, 2022 and April 30, 2022 was $418,455 and $1,334,000, respectively.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the three months ended July 31, 2022:

		(Gain) loss for three months
Note derivative is related to	July 31, 2022 ending balance	ended July 31, 2022
4/11/21 conversion of 12/24/20 note payable	$1,396,546	$(1,269,417)
8/6/21 convertible notes	324,432	(2,388,902)
6/17/22 underwriter warrants	35,306	(29,176)
Total	$1,756,284	$(3,687,495)

The Black-Scholes option pricing model assumptions for the derivative liabilities during the three months ended July 31, 2022 and year ended April 30, 2022 consisted of the following:

	Three Months Ended July 31, 2022	Year Ended April 30, 2022
Expected life in years	4-4.3 years	1.95-4.3 years
Stock price volatility	50 - 148%	50%
Risk free interest rate	2.90%-3.27%	2.67%-2.90%
Expected dividends	0%	0%

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The trademark is amortized over its expected life of 20 years. Amortization expense for the three months ended July 31, 2022 and 2021 was $1,445 and $1,445, respectively. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. The acquired tradenames, internally developed software, and customer relationships are amortized over their expected economic useful lives of 20, 5, and 15, years respectively. Amortization expense for the acquired tradenames, internally developed software, and customer relationships for the three months ended July 31, 2022 and 2021 was $334,601 and $39,724, respectively. Refer to Note 7 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. The Company performed this assessment in April 2022, and determined that the long-lived assets related to Foundation Sports were fully impaired as of April 30, 2022, resulting in an impairment loss of $1,056,599. There was no impairment of long-lived assets identified during the three months ended July 31, 2022.

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

The Company determined in April 2022 that the fair value of the reporting unit was less than the carrying value of the net assets assigned to the reporting unit and therefore goodwill was fully impaired for Foundation Sports at April 30, 2022, resulting in an impairment loss of $2,430,000. There was no further impairment of goodwill as of July 31, 2022.

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

The warrants granted during the three months ended July 31, 2022 and year ended April 30, 2022 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Three Months Ended July 31, 2022	Year Ended April 30, 2022
Expected life in years	5 – 10 years	5 – 10 years
Stock price volatility	50% - 148%	50% - 148%
Risk free interest rate	2.50% - 3.50%	0.77% - 1.63%
Expected dividends	0%	0%

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

All common stock equivalents such as shares to be issued for the conversion of notes payable and warrants were excluded from the calculation of diluted earnings per share as the effect is antidilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of July 31, 2022 and April 30, 2022, the Company had two and two customers that accounted for 64% and 43% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of July 31, 2022 and April 30, 2022, the Company had four and four significant suppliers that accounted for 68%, and 59% of the Company’s trade payables balances, respectively.

Note 5: ACQUISITIONS AND BUSINESS COMBINATIONS

In the year ended April 30, 2022, the Company acquired three entities in accordance with ASC 805. A full description of those transactions are reflected in the audited financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 17, 2023.

The Company has elected to apply pushdown accounting to each of the entities acquired.

For Foundation Sports as referred to in Note 18, the Company disposed of 75% of this entity in December 2022.

For PlaySight as referred to in Note 18, the Company sold back to the original shareholders 100% of this entity in November 2022.

Pro Forma Results

The following pro forma financial information presents the results of operations of the Company as of the three months ended July 31, 2022 and 2021, as if the acquisitions of PlaySight and Gameface had occurred as of the beginning of the first period presented instead of February 2022. The pro forma financial information of the Company as of the three months ended July 31, 2021 is as follows:

Revenues	$4,946,449
Net loss	$(4,006,255)

Basic and diluted earnings (loss) per share	$(1.38)

Note 6: GOODWILL

The changes in the carrying amount of goodwill as of July 31, 2022 were as follows:

Balance as of April 30, 2022	$32,643,193
Less impairment	(-)
Balance as of July 31, 2022	$32,643,193

Impairment of Goodwill

The Company has assessed the indicators of impairment and concluded on the below for the respective reporting units:

Equipment

No goodwill was assigned to the Equipment segment as of July 31, 2022 and April 30, 2022. Therefore, further analysis is not required for the Equipment reporting unit.

Technology

PlaySight, Gameface, and Foundation Sports were all assigned to the Technology segment as of July 31, 2022 and April 30, 2022. The Company determined in April 2022 that the fair value of Foundation Sports was less than the carrying value of the net assets assigned to this entity and therefore goodwill related to Foundation Sports was fully impaired as of April 30, 2022. Impairment loss relating to Foundation Sports was $2,430,000 as of April 30, 2022, and there was no further impairment during the three months ended July 31, 2022.

Note 7: INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	Weighted
	Average Period	July 31, 2022
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$2,085,582	$45,866	-	$2,039,716
Customer relationships	9.92	19,520,000	368,996	-	19,151,004
Internally developed software	4.91	3,010,000	241,392	-	2,768,608
Total intangible assets		$24,615,582	$656,254	$-	$23,959,328

	Weighted
	Average Period	April 30, 2022
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames	15.26	$2,154,551	$24,102	(68,969)	$2,061,480
Customer relationships	9.92	20,412,491	169,070	(892,491)	19,350,930
Internally developed software	4.91	3,105,139	105,908	(95,139)	2,904,092
Total intangible assets		$25,672,181	$299,080	$(1,056,599)	$24,316,502

Amortization expense for the three months ended July 31, 2022 and 2021 was approximately $358,960 and $41,169, respectively.

Intangible assets for Foundation Sports have been fully impaired as of April 30, 2022. This resulted in an impairment loss of $1,056,599.

As of July 31, 2022, the estimated future amortization expense associated with the Company’s intangible assets for each of the five succeeding fiscal years is as follows:

For the Periods Ended July 31,	Amortization Expense
2023	$1,572,905
2024	1,824,808
2025	2,569,690
2026	3,330,667
2027	3,122,430
Thereafter	11,538,828
Total	$23,959,328

Note 8: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	July 31, 2022	April 30, 2022
Accrued payroll	$2,370,768	$2,011,149
Accrued bonus	1,314,753	1,114,753
Accrued professional fees	1,371,988	1,706,560
Goods received not invoiced	431,023	293,413
Other accrued expenses	1,231,298	476,136
Total	$6,719,830	$5,602,011

Note 9: NOTE PAYABLE - RELATED PARTY

The discussion of note payable – related party only includes those that existed as of April 30, 2022. For a discussion of all prior note payable – related party we refer you to the Annual Report on Form 10-K filed May 17, 2023 for the fiscal year end April 30, 2022.

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

There was $2,000,000 in outstanding borrowings from related parties as of July 31, 2022 and April 30, 2022. Interest expense related to the related parties for the three months ended July 31, 2022 and 2021 amounted to $61,121 and $56,233, respectively. Accrued interest due to related parties as of July 31, 2022 and April 30, 2022 amounted to $969,876 and $908,756, respectively. The accrued interest includes notes that were either repaid or onverted but the interest remained.

Note 10: CONVERTIBLE NOTES PAYABLE

The discussion of convertible notes payable only includes those that existed as of April 30, 2022. For a discussion of all prior convertible notes payable we refer you to the Annual Report on Form 10-K filed May 17, 2023 for the fiscal year end April 30, 2022.

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

On June 17, 2022, the Company issued 4,389,469 shares of common stock in conversion of the $13,200,000 in convertible notes payable and $846,301 in accrued interest. In addition, the remaining $122,222 of unamortized discount on the convertible notes payable was amortized and included in our consolidated statements of operations for the three months ended July 31, 2022.

Total outstanding borrowings related to the Convertible Notes as of July 31, 2022 and April 30, 2022 were $0 and $13,200,000, respectively.

Note 11: NOTES PAYABLE

The discussion of notes payable only includes those that existed as of April 30, 2022. For a discussion of all prior notes payable we refer you to the Annual Report on Form 10-K filed May 17, 2023 for the fiscal year end April 30, 2022.

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

The fair value of the derivative liability was $1,396,546 and $1,061,550 as of July 31, 2022 and April 30, 2022.

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

As of July 31, 2022 and April 30, 2022, the Company had repaid $1,559,109 and $965,463 resulting in a net balance of the convertible note payable of $2,440,891 and $3,034,537, respectively.

On April 1, 2022, the Company entered into a $500,000 note payable. The note matures on July 1, 2022 and bears interest at eight percent (8%) per year. The Company pays interest monthly and will pay all accrued and unpaid interest on the maturity date in which the outstanding principal is due.

Cash Advance Agreements

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

On February 22, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight became a wholly owned subsidiary of the Company. As such, the note receivable balance and related interest income was eliminated upon consolidation. As of July 31, 2021, there was no note receivable or related interest expense (see Note 4).

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

The Company has outstanding notes payable of $2,000,000 and $2,000,000 and accrued interest of $969,876 and $908,756 due to a related party as of July 31, 2022 and April 30, 2022, respectively (see Note 9).

The Company recognized net sales of $91,200 and $8,931 during the three months ended July 31, 2022 and 2021, respectively, to related parties. As of July 31, 2022 and April 30, 2022, related parties had accounts receivable due to the Company of $92,582 and $93,535, respectively.

Note 14: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of July 31, 2022 and April 30, 2022, the Company had 10,257,986 and 4,194,836 shares of common stock issued and outstanding, respectively.

Equity Transactions During the Three Months Ended July 31, 2022

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

Warrants Issued and Expensed During the Three Months and Year Ended July 31, 2022 and April 30, 2022

On October 28, 2020, the Company granted 40,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $277,625 and $187,803 of operating expenses related to this agreement during the three months and year ended July 31, 2022 and April 30, 2022, respectively.

In accordance with the October 29, 2020 agreement with three members of the advisory board mentioned above, 46,077 warrants were issued during the year ended April 30, 2022. The warrants were valued using a Black-Scholes option pricing model on the grant date, which resulted in operating expenses of $22,500 and $87,656 during the three months ended July 31, 2022 and year ended April 30, 2022, respectively.

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

Common Stock Issuable

On February 22, the Company authorized the issuance of 2,537,969 shares of common stock as partial consideration for the acquisition of PlaySight (see Note 5). The fair value of the total shares of common stock to be issued related to the acquisition was $39,950,000. As of July 31, 2022, none of the shares had been issued due to there being an issue with the transfer agent. The shares were issued in September 2022. Refer to Note 18 for more details.

Note 15: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the three months ended July 31, 2022 and 2021 amounted to $700 and $1,400, respectively.

Contingencies

In connection with the Gameface acquisition on February 2, 2022, the Company agreed to earn-out consideration of common shares of the Company’s common stock with a fair value of $1,334,000 which is included as a current liability on the Company’s consolidated balance sheet as of July 31, 2022 and April 30, 2022. The Company issued 598,396 common shares to the former Gameface shareholders in June 2022. The balance of the contingent consideration as of July 31, 2022 is $418,455.

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

Note 16: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL whose operations are reflected in the Company’s consolidated financial statements. The Company’s operations in Canada, Israel, and the UK were immaterial for the periods ended July 31, 2022 and 2021, respectively.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of comprehensive loss for the three months ended July 31, 2022 and 2021.

Note 17: SEGMENTS

Reportable Segments

Operating segments for our continuing operations are components of the Company that combine similar business activities, with activities group to facilitate the evaluation of business units and allocation of resources by the Company’s board and management. As of July 31, 2022, the Company had two reportable segments:

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

The below table represents revenues and profit or loss by each operating segment for the three months ended July 31, 2022 and 2021:

	2022	2021
Net Revenues
Equipment	$3,557,206	$2,537,573
Technology	1,389,243	—
Total Net Revenues	$4,946,449	$2,537,573

	2022	2021
Profit or (Loss)
Equipment	$(2,372,718)	$(3,435,312)
Technology	(1,638,588)	—
Total Profit or (Loss)	$(4,011,306)	$(3,435,312)

The chief operating decision maker does not receive asset information by segment as the Company does not have this information as discrete financial data, and as such, this information is not included.

Goodwill assigned to the Technology segment as of July 31, 2022 and April 30, 2022 was $32,643,193. Intangibles assigned to the Technology segment as of July 31, 2022 and April 30, 2022 were $23,853,713 and $24,209,442, respectively.

The Company did not have any goodwill assigned to the Equipment segment as of July 31, 2022 and April 30, 2022. Intangible assets, net assigned to the Equipment segment as of July 31, 2022 and April 30, 2022, was $105,615 and $107,060, respectively.

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

On March 21, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s failure to file its Quarterly Report on Form 10-Q for the period ended January 31, 2023 (“Additional Delinquency”) serves as an additional basis for delisting the Company’s securities from Nasdaq. The Company received a letter from the Nasdaq on February 14, 2023, indicating that, due to the Company’s failure, in violation of Listing Rule 5250(c)(1), to file its (i) Annual Report on Form 10-K with respect to the fiscal year ended April 30, 2022; and (ii) Quarterly Reports on Form 10-Q for the periods ended July 31, 2022 and October 31, 2022 (collectively, the “Delinquent Filings”), by February 13, 2023 (the due date for filing the Delinquent Filings pursuant to an exception to Nasdaq’s Listing Rule previously granted by Nasdaq), absent the submission of a timely appeal by February 21, 2023, trading of the Company’s common stock would have been suspended from the Nasdaq at the opening of business on February 23, 2023. Nasdaq would also have filed a Form 25-NSE with the Securities and Exchange Commission (the “SEC”), which would have resulted in the removal of the Company’s securities from listing and registration on the Nasdaq (the “Staff Determination”). Additionally, on October 10, 2022, the Company received a letter from Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1).

On March 30, 2023, the Company had its hearing with the Nasdaq.

On April 12, 2023, Nasdaq notified the Company that the Panel had granted the Company’s request for continued listing on the Nasdaq had been granted subject to the following:

1. On or before May 31, 2023, the Company shall file the delinquent Form 10-K for the year ended April 30, 2022, with the SEC;

2. On or before June 30, 2023, the Company shall file all delinquent Forms 10-Q with the SEC;

3. On or before July 15th, the Company will demonstrate compliance with Listing Rules 5605(b)(1), 5605(c)(2) and 5605(d)(2) (majority independent director, audit committee and compensation committee composition requirements).

On April 12, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company had not yet regained compliance with the Bid Price Rule, which serves as an additional basis for delisting the Company’s securities from the Nasdaq. The letter further indicated that the Panel will consider this matter in its decision regarding the Company’s continued listing on the Nasdaq Capital Market. In that regard, the Nasdaq indicated that the Company should present its views with respect to this additional delinquency to the Panel in writing no later than April 19, 2023, which it did.

On April 26, 2023, Nasdaq notified the Company that the Panel had granted the Company’s request to regain compliance with the Bid Price Rule by October 9, 2023.

The Company offers no assurance that it will regain compliance with the Bid Price Rule in a timely manner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended April 30, 2022. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risks and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

From inception through our ownership of Slinger Bag Americas and SBL to-date, we have been focused on the ball sport market globally. Our first product, the Slinger Bag Launcher, is a patented, highly portable, versatile and affordable ball launcher built into an easy to transport wheeled trolley bag. Over the course of the next twelve months, we will be focused on tennis, padel tennis and pickle ball as our primary target markets. The global tennis market has millions of active players globally, with many other consumers being avid fans of the sport.

Gameface initially focused its technology on the cricket and soccer markets, where it has built an automated platform to extract various data points from live and archived match footage. Since September 2021, the Gameface team has been dedicated to building its technology to deliver performance insights in tennis, which will form the core of our new Slinger app. Later in 2023, Gameface plans to revisit the cricket vertical and enhance its technology offering based on the advances made in tennis AI tools available through the combined company, which will broaden and deepen its reach across the cricket world. In 2023, Gameface expects to dedicate resources to baseball analytics and identifying strategic partners for other team sports such as basketball and soccer. We also intend to license technology to validated global partners for direct-to-consumer applications.

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

On March 30, 2023, the Company had its hearing with the Nasdaq.

On April 12, 2023, Nasdaq notified the Company that the Panel had granted the Company’s request for continued listing on the Nasdaq had been granted subject to the following:

1. On or before May 31, 2023, the Company shall file the delinquent Form 10-K for the year ended April 30, 2022, with the SEC;

2. On or before June 30, 2023, the Company shall file all delinquent Forms 10-Q with the SEC;

3. On or before July 15th, the Company will demonstrate compliance with Listing Rules 5605(b)(1), 5605(c)(2) and 5605(d)(2) (majority independent director, audit committee and compensation committee composition requirements).

On April 12, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company had not yet regained compliance with the Bid Price Rule, which serves as an additional basis for delisting the Company’s securities from the Nasdaq. The letter further indicated that the Panel will consider this matter in its decision regarding the Company’s continued listing on the Nasdaq Capital Market. In that regard, the Nasdaq indicated that the Company should present its views with respect to this additional delinquency to the Panel in writing no later than April 19, 2023, which it did.

On April 26, 2023, Nasdaq notified the Company that the Panel had granted the Company’s request to regain compliance with the Bid Price Rule by October 9, 2023.

The Company offers no assurance that it will regain compliance with the Bid Price Rule in a timely manner.

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

Results of Operations for the Three Months Ended July 31, 2022 and 2021

The following are the results of our operations for the three months ended July 31, 2022 as compared to 2021:

	For the Three Months Ended
	July 31,	July 31,
	2022	2021	Change
	(Unaudited)	(Unaudited)

Net sales	$4,946,449	$2,537,573	$2,408,876
Cost of sales	3,554,391	1,752,351	1,802,040
Gross income	1,392,058	785,222	606,836

Operating expenses:
Selling and marketing expenses	1,198,509	707,097	491,412
General and administrative expenses	4,343,497	2,394,799	1,948,698
Research and development costs	834,774	174,048	660,726
Total operating expenses	6,376,780	3,275,944	3,100,836
Loss from operations	(4,984,722)	(2,490,722)	(2,494,000)

Amortization of debt discounts	(2,872,222)	(21,216)	(2,851,006)
Loss on extinguishment of debt	-	(5,118,435)	(5,118,435)
Induced conversion loss	-	-	-
Interest expense - related party	(61,121)	(56,233)	(4,888)
Interest expense	(35,861)	(76,050)	(40,189)
Provision for income taxes	-	-	-
Net loss	$(4,266,431)	$(3,435,312)	$(831,119)

Net sales

Net sales increased $2,408,876, or 95%, during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021. The increase is due to a combination of the increase in the number of new Slinger Bag orders placed on the Company’s website and from its international distributors and fulfilled during the three months ended July 31, 2022 and the addition of the Playsight acquisition, as compared to the three months ended July 31, 2021 when the revenues were generated from Slinger Bag only and when the Slinger Bag product was still relatively new to the market.

Cost of sales and Gross income

Cost of sales increased $1,802,0404 during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021, which is primarily due to a combination of increased freight and duty rates in the prior year and the addition costs incurred through the addition of the Playsight business. Gross income increased $606,836, or 77%, during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 due to the increase in sales resulting from organic Slinger Bag growth and through the incorporation of the PlaySight business and revenues.

Selling and marketing expenses

Selling and marketing expenses increased $491,412, or 69%, during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021. This increase is largely driven by an increase in Slinger Bag social media advertising, sponsorships, and other investments in our public relations presence in the current year and through the addition of the Playsight business including sales commissions, sponsorships and indirect advertising related costs and through the continued investment to develop the Gameface AI app. All activities were targeted to continue to drive sales growth and build brand awareness.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $1,948,698 during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021. This increase is primarily driven by an increase in both headcount and legal costs related to the acquisition and integration of Playsight into the Connexa group and included one-time legal and professional fees related acquisitions, increased headcount and legal and filing fees related to our S-1 that was filed in June 2022, our uplist to the Nasdaq and other SEC filings.

Research and development costs

Research and development costs increased $660,726 during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021. This increase is primarily driven by our acquisition of  PlaySight which has significant ongoing development costs, continued investment in a new platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers, as well as the continued development and testing of launchers for new ball sports that we are expecting to bring to market in the future.

Other expense

Total other expense increased $1,662,881 during the three months ended July 31, 2022 as compared to the three months ended July 31, 2021. The increase in expense was primarily due to the increased gain on the change in fair value of derivatives as well as a decrease in the loss on extinguishment of debt and related party interest expense as a result of lower related party debt balances year over year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $84,863,356 as of July 31, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended July 31, 2022 and 2021:

	For the Three Months Ended
	July 31,	July 31,
	2022	2021
Net cash used in operating activities	$(3,305,328)	$(104,683)
Net cash used in investing activities	-	(300,000)
Net cash provided by financing activities	(3,406,129)	500,000

We had cash and cash equivalents of $1,602,282 as of July 31, 2022, as compared to $1,424,360 as of April 30, 2022.

Net cash used in operating activities was $(3,305,328) during the nine months ended July 31, 2022, as compared to $(104,683) during the same period in 2021. Our net cash used in operating activities during the three months ended July 31, 2022 was primarily the result of our net loss of $(4,266,431) for the period as well as increases in inventory, prepaid expenses and other current assets, and accounts receivable as well as decreases in deferred revenue during the period, net non-cash income of $112,851 and increases in accounts payable and accrued expenses, accrued payroll and bonuses and accrued interest – related party during the period of $1,072,029. Our net cash used in operating activities during the three months ended July 31, 2021 was primarily the result of our net loss of $(3,435,312) for the period as well as increases in inventory of $(1,478,547), decreases of accounts receivable of 235,886 as well as increases in contract liabilities during the period of $1,139,552, which was partially offset by net non-cash expenses of $1,659,833, increases in accounts payable and accrued expenses, accrued payroll and bonuses, and accrued interest – related party of $2,459,424 and increases in prepaid expenses and other current assets during the period of $685,519.

Net cash used in investing activities was $0 and $(300,000) for the three months ended July 31, 2022 and 2021, respectively. Our net cash used in investing activities during the nine months ended July 31, 2021 related to a $300,000 issuance of a note receivable.

Net cash provided by financing activities was $(3,406,129) for the three months ended July 31, 2022, as compared to $500,000 for the same period in 2021. Cash provided by financing activities for the three months ended July 31, 2022 primarily consisted of $4,195,000 for issuance of common stock; $925,000 in notes payable to related parties offset by a reduction of $15,386 in payments of notes to related parties and $1,698,485 of other notes payable. Cash provided by financing activities for the three months ended July 31, 2021 consisted of proceeds of $500,000 from a note payable with a related party.

Description of Indebtedness

Notes Payable – Related Party

On January 14, 2022, the Company entered into two loan agreements with Yonah Kalfa and Naftali Kalfa, each for $1,000,000, pursuant to which the Company received a total amount of $2,000,000. The loans bear interest at a rate of 8% per annum and are required to be repaid in full by July 31, 2024 or such other date as may be accepted by the lenders. The Company is not permitted to make any distribution or pay any dividends unless or until the loans are repaid in full.

There was $2,000,000 in outstanding borrowings from the Company’s related parties as of July 31, 2022. Accrued interest due to these related parties as of July 31, 2022 amounted to $61,121.

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

Total outstanding borrowings related to the Convertible Notes as of July 31, 2022 were $0.

Note Payable

On August 6, 2021, the Company used the net proceeds from the issuance of the Convertible Notes to pay 100% of the outstanding principal and accrued interest of the Note.

Future amounts due as of July 31, 2022 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible notes payable	$0	$0	$-	$-	$-
Notes payable – related party	2,000,000	-	2,000,000	-	-
Total	$2,000,000	$-	$2,000,000	$-	$-

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

Going Concern

Our independent registered public accounting firm auditors’ report accompanying our April 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of July 31, 2022 due to the material weaknesses that were identified and listed below.

Changes in Internal Control Over Financial Reporting

In connection with our management’s assessment of controls over financial reporting during the year ended April 30, 2022, we identified the following material weaknesses:

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of July 31, 2022.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended April 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information relates to all securities issued or sold by us since during the reporting period not registered under the Securities Act of 1933, (the “Securities Act”) pursuant to an exemption from the registration requirements of the Securities Act contained in Section 3(b) or 4(a)(2) thereof.

On June 27, 2022, the Company issued 25,000 shares to Gabriel Goldman, its director, for consulting services performed by Mr. Goldman in the Spring of 2022 prior to joining the board.

On June 27, 2022, the Company issued 604,586 shares of its common stock to the former shareholders of Flixsense Pty Ltd d/b/a Gameface in satisfaction of its obligation under the purchase agreements entered into with each of the shareholders of Gameface on February 2, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Share Purchase Agreement, dated February 2, 2022 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on February 8, 2022)

3.1	Certificate of Incorporation of Connexa Sports Technologies Inc., dated April 7, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 16, 2022)

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 14, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 17, 2022)

3.3	Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 16, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: June 30, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: June 30, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

