Form 10-K/A
period 2022-04-30
Connexa Sports Technologies Inc.
filed 2023-07-18
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

This amended annual report on Form 10-K for the fiscal year that ended April 30, 2022 is being filed to correct a reference to December 31, 2022 in the Report of Independent Registered Public Accounting Firm, which should have been April 30, 2022. No other changes have been made other than the date of the report.

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

INDEX TO AUDITED FINANCIAL STATEMENTS

CONNEXA SPORTS TECHNOLOGIES, INC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CONNEXA SPORTS TECHNOLOGIES INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connexa Sports Technologies Inc (the ‘Company’) as of April 30, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

July 18, 2023

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

Connexa Sports Technologies Inc.

Dated: July 18, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Director, President and Chief Executive Officer (Principal Executive Officer)

Dated: July 18, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Ballardie
Mike Ballardie	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and Director	July 18, 2023

/s/ Tom Dye
Tom Dye	Chief Operating Officer	July 18, 2023

/s/ Paul McKeown
Paul McKeown	Chief Business Integration Officer	July 18, 2023

/s/ Juda Honickman		July 18, 2023
Juda Honickman	Chief Marketing Officer

/s/ Mark Radom		July 18, 2023
Mark Radom	General Counsel

/s/ Yonah Kalfa		July 18, 2023
Yonah Kalfa	Chief Innovation Officer and Director

/s/ Kirk Taylor		July 18, 2023
Kirk Taylor	Director

