Form 10-Q
period 2022-10-31
Connexa Sports Technologies Inc.
filed 2023-07-18
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of July 18, 2023, was 19,394,429.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2022, filed on [  ], 2023 that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

OCTOBER 31, 2022 (UNAUDITED) AND APRIL 30, 2022

	OCTOBER 31, 2022	APRIL 30, 2022
	(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$465,017	$1,424,360
Restricted cash	145,798	156,724
Accounts receivable, net	741,921	1,322,370
Inventories, net	4,686,661	8,185,144
Prepaid inventory	810,325	499,353
Right of use asset - operating leases	103,228	239,689
Contract assets	184,070	235,526
Prepaid expenses and other current assets	911,451	762,930

Total Current Assets	8,048,471	12,826,096

Non-Current Assets:
Fixed assets, net of depreciation	130,840	174,217
Contract assets, net of current portion	193,019	209,363
Finished products used in operations, net	4,417,986	4,693,575
Intangible assets, net of amortization	23,605,308	24,316,502
Goodwill	32,643,193	32,643,193

Total Non-Current Assets	60,990,346	62,036,850

TOTAL ASSETS	$69,038,817	$74,862,946

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$5,711,875	$6,465,373
Accrued expenses	7,550,909	5,602,011
Related party purchase obligation	-	500,000
Contract liabilities	2,241,283	2,656,706
Lease liability - operating leases	78,016	237,204
Accrued interest	23,342	708,677
Accrued interest - related party	903,938	908,756
Current portion of notes payable related parties	-	-
Current portion of notes payable	803,700	4,639,376
Current portion of convertible notes payable, net of discount	-	10,327,778
Derivative liabilities	10,936,469	5,443,779
Contingent consideration	418,455	1,334,000
Other current liabilities	22,971	156,862

Total Current Liabilities	28,690,958	38,980,522

Long-Term Liabilities:
Notes payable related parties, net of current portion	2,000,000	2,000,000
Contract liabilities, net of current portion	1,206,844	1,370,492

Total Long-Term Liabilities	3,206,844	3,370,492

Total Liabilities	31,897,802	42,351,014

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.001, 300,000,000 shares authorized, 13,230,416 and 4,194,836 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	13,231	4,195
Additional paid in capital	132,788,009	113,049,700
Accumulated deficit	(95,886,923)	(80,596,925)
Accumulated other comprehensive income (loss)	226,698	54,962

Total Stockholders’ Equity (Deficit)	37,141,015	32,511,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$69,038,817	$74,862,946

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

SIX AND THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

	SIX MONTHS ENDED		THREE MONTHS ENDED
	OCTOBER 31, 2022	OCTOBER 31, 2021	OCTOBER 31, 2022	OCTOBER 31, 2021

NET SALES	$8,900,828	$7,938,115	$3,954,379	$5,400,542

COST OF SALES	6,707,375	5,067,956	3,152,984	3,315,605

GROSS PROFIT	2,193,453	2,870,159	801,395	2,084,937

OPERATING EXPENSES
Selling and marketing expenses	1,919,855	1,594,906	721,346	887,809
General and administrative expenses	9,789,018	38,592,687	5,445,521	36,197,888
Research and development costs	1,892,931	277,366	1,058,157	103,318

Total Operating Expenses	13,601,804	40,464,959	7,225,024	37,189,015

OPERATING LOSS	(11,408,351)	(37,594,800)	(6,423,629)	(35,104,078)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(2,872,222)	(2,650,285)	-	(2,629,069)
Loss on extinguishment of debt	-	(7,096,730)	-	(1,978,295)
Loss on issuance of convertible notes	-	(3,689,369)		(3,689,369)
Change in fair value of derivative liability	6,787,597	9,130,913	3,100,102	4,803,569
Derivative expense	(7,280,405)	-	(7,280,405)	-
Interest expense	(434,203)	(281,670)	(398,342)	(205,620)
Interest expense - related party	(82,414)	(78,728)	(21,293)	(22,495)

Total Non-Operating Income (Expenses)	(3,881,647)	(4,665,869)	(4,599,938)	(3,721,279)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(15,289,998)	(42,260,669)	(11,023,567)	(38,825,357)

Provision for income taxes	-	-	-	-

NET LOSS	$(15,289,998)	$(42,260,669)	$(11,023,567)	$(38,825,357)

Other comprehensive income (loss)
Foreign currency translations adjustment	171,736	7,824	113,597	20,852
Comprehensive income (loss)	$(15,118,262)	$(42,252,845)	$(10,909,970)	$(38,804,505)

Net loss per share - basic	$(1.69)	$(12.04)	$(1.00)	$(9.45)

Net loss per share - diluted	$(1.69)	$(12.04)	$(1.00)	$(9.45)

Weighted average common shares outstanding - basic	9,022,466	3,510,458	11,018,824	4,108,073

Weighted average common shares outstanding - diluted	9,022,466	3,510,458	11,018,824	4,108,073

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - May 1, 2021	2,764,283	$2,764	$10,389,935	$(20,170)	$(28,823,273)	$(18,450,744)

Stock issued for:
Conversion of notes payable - related parties	163,694	164	6,219,839	-	-	6,220,003
Acquisition	54,000	54	3,549,946	-	-	3,550,000
Services	10,969	11	618,543	-	-	618,554
Share-based compensation	5,022	5	187,798	-	-	187,803
Change in comprehensive income (loss)	-	-	-	(13,028)	-	(13,028)
Net loss for the period	-	-	-	-	(3,435,312)	(3,435,312)

Balance - July 31, 2021	2,997,968	2,998	20,966,061	(33,198)	(32,258,585)	(11,322,724)

Stock issued for:
Conversion of shares issuanble (liability)	692,130	692	6,219	-	-	6,911
Conversion of warrants	495,000	495	2,255	-	-	2,750
Services	1,875	2	799,172	-	-	799,174
Share-based compensation			32,381,309	-	-	32,381,309
Elimination of related party derivative liability	-	-	8,754,538	-	-	8,754,538
Change in comprehensive income (loss)	-	-	-	20,852	-	20,852
Net loss for the period	-	-	-	-	(38,825,357)	(38,825,357)

Balance - October 31, 2021	4,186,973	$4,187	$62,909,554	$(12,346)	$(71,083,942)	$(8,182,547)

Balance - May 1, 2022	4,194,836	$4,195	$113,049,700	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	4,389,469	4,389	14,041,911	-	-	14,046,300
Acquisition	598,396	598	914,947	-	-	915,545
Services	25,000	25	35,225	-	-	35,250
Cash	1,048,750	1,049	4,193,951	-	-	4,195,000
Fractional share issuance	1,535	2	(2)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	58,139	-	58,139
Net loss for the period	-	-	-	-	(4,266,431)	(4,266,431)

Balance - July 31, 2022	10,257,986	10,258	132,513,357	113,101	(84,863,356)	47,773,360

Stock issued for:
Cashless exercise of warrants	30,000	30	(30)	-	-	-
Acquisition	1,923,920	1,924	(1,924)	-	-	-
Cash	1,018,510	1,019	(1,019)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	113,597	-	113,597
Net loss for the period	-	-	-	-	(11,023,567)	(11,023,567)

Balance - October 31, 2022	13,230,416	$13,231	$132,788,009	$226,698	$(95,886,923)	$37,141,015

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(15,289,998)	$(42,260,669)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	754,571	131,958
Change in fair value of derivartive liability	(6,787,597)	(9,130,913)
Shares and warrants issued for services	35,250	1,417,728
Share-based compensation	555,250	32,569,112
Impairment expense - intangibles	-	-
Change in fair value of contingent consideration	-	-
Loss on extinguishment of debt	-	7,096,730
Amortization of debt discounts	2,872,222	2,650,285
Derivative expense	7,280,405	-
Non-cash transaction costs	-	-
Loss on conversion of convertible notes	-	3,689,369

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	576,454	(84,262)
Inventories	3,765,057	(4,886,227)
Prepaid inventory	(311,972)	-
Contract assets	67,800	-
Right of use assets - operating leases	136,461	-
Prepaid expenses and other current assets	(127,577)	(422,119)
Accounts payable and accrued expenses	490,004	3,183,575
Contract liabilities	(520,852)	(28,289)
Lease liability - operating leases	(159,188)	-
Other current liabilities	10,974	-
Accrued interest	160,963	-
Accrued interest - related parties	(4,818)	74,289
Total adjustments	8,793,407	36,261,236

Net cash used in operating activities	(6,496,591)	(5,999,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable issuance	-	(1,400,000)
Net cash used in investing activities	-	(1,400,000)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock for cash	9,194,882	-
Debt issuance costs on convertible notes payable and other financing activities	-	(790,580)
Proceeds from notes payable	-	11,000,000
Proceeds from related party notes payable	-	1,000,000
Payments of notes payable - related parties	(14,133)	(1,000,000)
Payments of notes payable	(3,835,676)	(2,000,000)
Net cash provided by financing activities	5,345,073	8,209,420

Effect of exchange rate fluctuations on cash and cash equivalents	181,249	8,878

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(970,269)	818,865

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	1,581,084	928,796

CASH AND RESTRICTED CASH - END OF PERIOD	$610,815	$1,747,661

CASH PAID DURING THE PERIOD FOR:
Interest expense	$482,687	$111,105

Income taxes	$-	$3,896

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued in connection with acquisition	$-	$3,550,000
Conversion of convertible notes payable and accrued interest to common stock	$14,046,300	$6,220,003
Shares issued for contingent consideration	$915,545	$-
Elimination of related party derivative liabilities	$-	$8,754,538
Derivative liabilities recorded as debt discounts of convertible notes	$-	$10,199,749
Derivative liability recorded for shares and warrants issued in private placement	$4,999,882	$-

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying condensed consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, PlaySight, Foundation Sports, and Gameface for the six months ended October 31, 2022 and 2021.

The Company reports Gameface on a one-month calendar lag allowing for the timely preparation of financial statements. Gameface operates on fiscal year end periods as of December 31. For the period ended October 31, 2022, the Company reported both Gameface as of the third quarter ended September 30, 2022. This one-month reporting lag is with the exception of significant transactions or events that occur during the intervening period. The Company did not identify any significant transactions during the one month ended October 31, 2022 at Gameface that would need to be disclosed as not included within the Company’s consolidated financial statements.

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

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $95,886,923 as of October 31, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended October 31, 2022, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2023 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, filed with the Securities and Exchange Commission on May 17, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents. As of October 31, 2022, the Company had $145,798 in restricted cash from PlaySight.

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $175,000 in allowance for doubtful accounts for the period ended October 31, 2022 and year ended April 30, 2022.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of October 31, 2022 and April 30, 2022 consisted of the following:

	October 31, 2022	April 30, 2022
Finished Goods	$2,677,979	$4,397,098
Component/Replacement Parts	2,099,369	2,559,848
Capitalized Duty/Freight	209,313	1,328,198
Inventory Reserve	(300,000)	(100,000)
Total	$4,686,661	$8,185,144

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

The Company’s contingent consideration in connection with the acquisition of Gameface and PlaySight were calculated using Level 3 inputs. The fair value of contingent consideration as of October 31, 2022 and April 30, 2022 was $418,455 and $1,334,000, respectively.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the six months ended October 31, 2022:

		(Gain) loss for
	October 31, 2022	six months ended
Note derivative is related to	ending balance	October 31, 2022
4/11/21 profit guaranty	$1,402,387	$340,837
8/6/21 convertible notes	159,436	(2,553,898)
6/17/22 underwriter warrants	9,669	(54,813)
Other derivative liabilities eliminated in uplist	-	(1,604,413)
9/30/22 warrants issued with common stock	9,364,977	(2,915,310)
Total	$10,936,469	$(6,787,597)

The Company also recognized derivative expense of $7,280,405 at inception on the warrants issued in connection with a funding on September 30, 2022. The Black-Scholes option pricing model assumptions for the derivative liabilities during the six months ended October 31, 2022 and year ended April 30, 2022 consisted of the following:

	Six Months Ended	Year Ended
	October 31, 2022	April 30, 2022
Expected life in years	3.76-10 years	1.95-4.3 years
Stock price volatility	50 - 150%	50%
Risk free interest rate	2.90%-4.34%	2.67%-2.90%
Expected dividends	0%	0%

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The trademark is amortized over its expected life of 20 years. Amortization expense for the six months ended October 31, 2022 and 2021 was $2,890 and $2,890, respectively. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. The acquired tradenames, internally developed software, and customer relationships are amortized over their expected economic useful lives of 20, 5, and 15, years respectively. Amortization expense for the acquired tradenames, internally developed software, and customer relationships for the six months ended October 31, 2022 and 2021 was $672,879 and $2,904, respectively. Refer to Note 7 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. The Company performed this assessment in April 2022, and determined that the long-lived assets related to Foundation Sports were fully impaired as of April 30, 2022, resulting in an impairment loss of $1,056,599. There was no impairment of long-lived assets identified during the six months ended October 31, 2022.

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

The Company determined in April 2022 that the fair value of the reporting unit was less than the carrying value of the net assets assigned to the reporting unit and therefore goodwill was fully impaired for Foundation Sports at April 30, 2022, resulting in an impairment loss of $2,430,000. There was no further impairment of goodwill as of October 31, 2022.

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

The warrants granted during the six months ended October 31, 2022 and year ended April 30, 2022 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Six Months Ended	Year Ended
	October 31, 2022	April 30, 2022
Expected life in years	5 – 10 years	5 – 10 years
Stock price volatility	50% - 150%	50% - 148%
Risk free interest rate	2.50% - 4.27%	0.77% - 1.63%
Expected dividends	0%	0%

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of October 31, 2022 and April 30, 2022, the Company had two customers that accounted for 41% and 43% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of October 31, 2022 and April 30, 2022, the Company had four significant suppliers that accounted for 56%, and 59% of the Company’s trade payables balances, respectively.

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

Pro Forma Results

The following pro forma financial information presents the results of operations of the Company as of the six months ended October 31, 2022 and 2021, respectively, as if the acquisitions of PlaySight and Gameface had occurred as of the beginning of the first period presented instead of February 2022. The pro forma financial information of the Company as of the six months ended October 31, 2021 is as follows:

Revenues	$11,066,474
Net loss	$(46,250,444)

Basic and diluted earnings (loss) per share	$(13.18)

Note 6: GOODWILL

The changes in the carrying amount of goodwill as of October 31, 2022 were as follows:

Balance as of April 30, 2022	$32,643,193
Less impairment	(-)
Balance as of October 31, 2022	$32,643,193

Impairment of Goodwill

The Company has assessed the indicators of impairment and concluded on the below for the respective reporting units:

Equipment

No goodwill was assigned to the Equipment segment as of October 31, 2022 and April 30, 2022. Therefore, further analysis is not required for the Equipment reporting unit.

Technology

PlaySight, Gameface, and Foundation Sports were all assigned to the Technology segment as of October 31, 2022 and April 30, 2022. The Company determined in April 2022 that the fair value of Foundation Sports was less than the carrying value of the net assets assigned to this entity and therefore goodwill related to Foundation Sports was fully impaired as of April 30, 2022. Impairment loss relating to Foundation Sports was $2,430,000 as of April 30, 2022, and there was no further impairment during the six months ended October 31, 2022.

Note 7: INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	Weighted
	Average	October 31, 2022
	Period				Net
	Amortization	Carrying	Accumulated	Impairment	Carrying
	(in years)	Value	Amortization	Loss	Value
Tradenames and patents	15.26	$2,085,582	$67,700	-	$2,017,882
Customer relationships	9.92	19,520,000	565,726	-	18,954,274
Internally developed software	4.91	3,010,000	376,848	-	2,633,152
Total intangible assets		$24,615,582	$1,010,274	$-	$23,605,308

	Weighted
	Average	April 30, 2022
	Period				Net
	Amortization	Carrying	Accumulated	Impairment	Carrying
	(in years)	Value	Amortization	Loss	Value
Tradenames	15.26	$2,154,551	$24,102	(68,969)	$2,061,480
Customer relationships	9.92	20,412,491	169,070	(892,491)	19,350,930
Internally developed software	4.91	3,105,139	105,908	(95,139)	2,904,092
Total intangible assets		$25,672,181	$299,080	$(1,056,599)	$24,316,502

Amortization expense for the six months ended October 31, 2022 and 2021 was approximately $712,980 and $131,958, respectively.

Intangible assets for Foundation Sports have been fully impaired as of April 30, 2022. This resulted in an impairment loss of $1,056,599.

As of October 31, 2022, the estimated future amortization expense associated with the Company’s intangible assets for each of the five succeeding fiscal years is as follows:

For the Periods Ended October 31,	Amortization Expense
2023	$1,572,905
2024	1,824,808
2025	2,569,690
2026	3,330,667
2027	3,122,430
Thereafter	11,184,808
Total	$23,605,308

Note 8: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	October 31, 2022	April 30, 2022
Accrued payroll	$3,222,429	$2,011,149
Accrued bonus	1,416,606	1,114,753
Accrued professional fees	1,300,000	1,706,560
Goods received not invoiced	732,910	293,413
Other accrued expenses	878,964	476,136
Total	$7,550,909	$5,602,011

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

There was $2,000,000 in outstanding borrowings from related parties as of October 31, 2022 and April 30, 2022. Interest expense related to the related parties for the six months ended October 31, 2022 and 2021 amounted to $82,414 and $78,728, respectively. Accrued interest due to related parties as of October 31, 2022 and April 30, 2022 amounted to $903,938 and $908,756, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

Total outstanding borrowings related to the Convertible Notes as of October 31, 2022 and April 30, 2022 were $0 and $13,200,000, respectively.

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

The fair value of the derivative liability was $1,402,387 and $1,061,550 as of October 31, 2022 and April 30, 2022.

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company has repaid the $4,000,000 as of October 31, 2022.

On April 1, 2022, the Company entered into a $500,000 note payable. The note matures on July 1, 2022 and bears interest at eight percent (8%) per year. The Company pays interest monthly and will pay all accrued and unpaid interest on the maturity date in which the outstanding principal is due. On August 1, 2022, the Company repaid the $500,000.

Cash Advance Agreements

On July 29, 2022, the Company entered into two merchant cash advance agreements. The details of the merchant cash advance agreements are as follows:

UFS Agreement

The Company entered into an agreement (the “UFS Agreement”) with Unique Funding Solutions LLC (“UFS”) pursuant to which the Company sold $1,124,250 in future receivables (the “UFS Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $750,000 in cash less fees of $60,000. The Company has agreed to pay UFS $13,491 each week for the next three weeks and thereafter $44,970 per week until the UFS Receivables Purchased Amount is paid in full.

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

Cedar Agreement

The Company entered into an agreement (the “Cedar Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold $1,124,250 in future receivables (the “Cedar Receivables Purchased Amount”) to Cedar in exchange for payment to the Company of $750,000 in cash less fees of $60,000. The Company has agreed to pay Cedar $13,491 each week for the next three weeks and thereafter $44,970 per week until the Cedar Receivables Purchased Amount is paid in full.

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

On February 22, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight became a wholly owned subsidiary of the Company. As such, the note receivable balance and related interest income was eliminated upon consolidation. As of October 31, 2021, there was no note receivable or related interest expense (see Note 4).

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

The Company has outstanding notes payable of $2,000,000 and $2,000,000 and accrued interest of $903,938 and $908,756 due to a related party as of October 31, 2022 and April 30, 2022, respectively (see Note 9).

The Company recognized net sales of $91,737 and $240,314 during the six months ended October 31, 2022 and 2021, respectively, to related parties. As of October 31, 2022 and April 30, 2022, related parties had accounts receivable due to the Company of $98,239 and $93,535, respectively.

Note 14: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of October 31, 2022 and April 30, 2022, the Company had 13,230,416 and 4,194,836 shares of common stock issued and outstanding, respectively.

Equity Transactions During the Six Months Ended October 31, 2022

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

On August 25, 2022, the Company issued 30,000 shares of common stock to Midcity Capital Ltd (“Midcity”) pursuant to a cashless conversion of warrants Midcity received from its warrant agreement with the Company dated March 2020.

On September 28, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor (the “Investor”) for the issuance and sale of (i) 1,018,510 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 11,802,002 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $0.39 per share of the common stock and associated common stock warrant and $0.3899 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.39 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and 25,641,024 common stock warrants to purchase 25,641,024 shares of common stock at an exercise price of $0.43 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants will be exercisable beginning on the date stockholder approval is received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules. Net proceeds to the Company were $4,549,882.

On October 12, 2022, the Company issued 1,923,920 shares of common stock in connection with the acquisition of PlaySight.

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

Warrants Issued and Expensed During the Six Months and Year Ended October 31, 2022 and April 30, 2022

On October 28, 2020, the Company granted 40,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $555,250 and $187,803 of operating expenses related to this agreement during the six months and year ended October 31, 2022 and April 30, 2022, respectively.

In accordance with the October 29, 2020 agreement with three members of the advisory board mentioned above, 46,077 warrants were issued during the year ended April 30, 2022. The warrants were valued using a Black-Scholes option pricing model on the grant date, which resulted in operating expenses of $45,000 and $87,656 during the six months ended October 31, 2022 and year ended April 30, 2022, respectively.

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

On September 28, 2022, the Company issued pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 11,802,002 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $0.39 per share of the common stock and associated common stock warrant and $0.3899 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.39 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and 25,641,024 common stock warrants to purchase 25,641,024 shares of common stock at an exercise price of $0.43 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants will be exercisable beginning on the date stockholder approval is received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules. The exercise price of the Warrants was reset in January 2023 to $0.221 per share.

Common Stock Issuable

On February 22, the Company authorized the issuance of 2,537,969 shares of common stock as partial consideration for the acquisition of PlaySight (see Note 5). The fair value of the total shares of common stock to be issued related to the acquisition was $39,950,000. As of October 31, 2022, 1,923,920 of the shares had been issued. Refer to Note 18 for more details.

Note 15: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the six months ended October 31, 2022 and 2021 amounted to $2,100 and $6,550, respectively.

Contingencies

In connection with the Gameface acquisition on February 2, 2022, the Company agreed to earn-out consideration of common shares of the Company’s common stock with a fair value of $1,334,000 which is included as a current liability on the Company’s consolidated balance sheet as of July 31, 2022 and April 30, 2022. The Company issued 598,396 common shares to the former Gameface shareholders in June 2022. The balance of the contingent consideration as of October 31, 2022 is $418,455.

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

Note 16: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL whose operations are reflected in the Company’s consolidated financial statements. The Company’s operations in Canada, Israel, and the UK were immaterial for the periods ended October 31, 2022 and 2021, respectively.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of comprehensive loss for the six months ended October 31, 2022 and 2021.

Note 17: SEGMENTS

Reportable Segments

Operating segments for our continuing operations are components of the Company that combine similar business activities, with activities group to facilitate the evaluation of business units and allocation of resources by the Company’s board and management. As of October 31, 2022, the Company had two reportable segments:

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

The below table represents revenues and profit or loss by each operating segment for the six months ended October 31, 2022 and 2021:

	2022	2021
Net Revenues
Equipment	$6,015,060	$7,938,115
Technology	2,885,768	—
Total Net Revenues	$8,900,828	$7,938,115

	2022	2021
Profit or (Loss)
Equipment	$(11,730,453)	$(42,260,669)
Technology	(3,559,545)	—
Total Profit or (Loss)	$(15,284,964)	$(42,260,669)

The chief operating decision maker does not receive asset information by segment as the Company does not have this information as discrete financial data, and as such, this information is not included.

Goodwill assigned to the Technology segment as of October 31, 2022 and April 30, 2022 was $32,643,193. Intangibles assigned to the Technology segment as of October 31, 2022 and April 30, 2022 were $23,501,138 and $24,209,442, respectively.

The Company did not have any goodwill assigned to the Equipment segment as of October 31, 2022 and April 30, 2022. Intangible assets, net assigned to the Equipment segment as of October 31, 2022 and April 30, 2022, was $104,170 and $107,060, respectively.

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

On February 15, 2022, for and in consideration of $4 million the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto in exchange for agreeing to repurchase such inventory from Consignor on a consignment basis for the purpose of resale by the Company to third parties located in the United States and Europe at a total consignment purchase price of $5,104,839.00 ($392.68 per Consigned Goods Unit) (the “Consigned Goods Purchase Price”). During the quarter ended October 31, 2022, in order to avoid a payment default, the Company subsequently amended the terms of this transaction by increasing the aggregate Consigned Goods Purchase Price to $6,504,839.000.00 and, on October 3, 2022, the Company paid the entire outstanding balance of Consigned Goods Purchase Price thereby repurchasing all consigned inventory and terminating the consignment transaction.

Change in Certifying Accountant

On August 28, 2022, Company approved the re-engagement of Mac Accounting Group, LLP (“Mac”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2022, effective immediately, and dismissed WithumSmith + Brown, PC (“Withum”) as the Company’s independent registered public accounting firm.

Until Withum was engaged on February 17, 2022, Mac was the Company’s auditor and had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2021 and 2020.

The reason for the re-engagement of Mac is the belief that Mac’s familiarity with the Company (due to its being the Company’s previous auditor) will permit it to complete the audit of the Company’s consolidated financial statements for the fiscal year ended April 30, 2022 in a more cost-effective and efficient manner than Withum.

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

3. On or before July 15th, the Company will demonstrate compliance with Listing Rules 5605(b)(1), 5605(c)(2) and 5605(d)(2) (majority independent director, audit committee and compensation committee composition requirements). On, June 30, 2023, Nasdaq extended the July 15th deadline for filing the Company’s delinquent Form 10-Qs to July 25, 2023.

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

Results of Operations for the Three Months Ended October 31, 2022 and 2021

The following are the results of our operations for the three months ended October 31, 2022 as compared to 2021:

	For the Three Months Ended
	October 31,	October 31,
	2022	2021	Change
	(Unaudited)	(Unaudited)

Net sales	$3,954,379	$5,400,542	$(1,446,163)
Cost of sales	3,152,984	3,315,605	(162,621)
Gross profit	801,395	2,084,937	(1,283,542)

Operating expenses:
Selling and marketing expenses	721,346	887,809	(166,463)
General and administrative expenses	5,445,521	36,197,888	(30,752,367)
Research and development costs	1,058,157	103,318	954,839
Total operating expenses	7,225,024	37,189,015	(29,963,991)
Operating loss	(6,423,629)	(35,104,078)	(28,680,449)

Non-Operating Income (Expense):
Amortization of debt discounts	-	(2,629,069)	2,629,069
Loss on extinguishment of debt	-	(1,978,295)	1,978,295
Loss on issuance of convertible notes		(3,689,369)	3,689,369
Change in fair value of derivative liability	3,100,102	4,803,569	(1,703,467)
Derivative expense	(7,280,405)	-	(7,280,405)
Interest expense	(398,342)	(205,620)	(192,722)
Interest expense - related party	(21,293)	(22,495)	(1,202)

Net loss	$(4,599,938)	$(3,721,279)	$(878,659)

Net sales

In the three months ended October 31, 2022, net sales was $3.95 million compared to $5.40 million for the three months ended October 31, 2021, representing a decrease of $1.45 million or approximately 27%. The decrease in net sales for the three-month period to October 31,2022 was primarily driven by a reduction in the volume of orders received by Slinger Bag on its USA e-commerce platform as a result of the reduction in Covid restrictions coupled with reductions in international distributor orders due to on-going covid issues and uncertainty.

Cost of sales and Gross income

Cost of sales decreased $0.36 million or approximately 11% during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021. The reduction in cost of sales for the three-month period to October 31,2022 was directly related to the reduction in net sales received by Slinger Bag on its USA e-commerce platform as a result of the reduction in Covid restrictions coupled with reductions in international distributor orders due to on-going covid issues and uncertainty.

Selling and marketing expenses

Selling and marketing expenses increased $0.17 million, or 19%, during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021. The increase in selling and marketing costs for the three-month period ending October 31, 2022 was directly as a result of incremental costs incurred through the addition of the PlaySight and Gameface businesses.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, decreased $30.1 million or approximately 84% during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021. This decrease in general and administrative costs for the three-month period ended October 31, 2022, is predominantly due to the reduction in share-based compensation (warrants granted to employees in the same six month period in 2021), a reduction in shares issued for services provided by our placement agent over the same period in 2021 and a reduction in legal fees over those incurred in the same 6 month period in 2021 as part of our acquisition strategy. These reductions were partly offset by increases in headcount related costs associated with the Playsight, Gameface and Foundation employees.

Research and development costs

Research and development costs increased $0.95 million or 924% during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021. This increase in research and development costs for the three month period to October 31, 2022 is driven solely by on-going development and maintenance costs related to our PlaySight acquisition and continued investment in a new Gameface consumer platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers in the future.

Other expense

Total other expense increased $0.88 million or 24% during the three months ended October 31, 2022 as compared to the three months ended October 31, 2021. The overall increase for the three-month period to October 31, 2022 was primarily due to the increase in derivative expense and interest expense offset by the decrease in amortization of debt discounts and changes in the fair value of the derivative liabilities and loss on extinguishment of debt and loss on issuance of convertible notes.

Results of Operations for the Six Months Ended October 31, 2022 and 2021

The following are the results of our operations for the six months ended October 31, 2022 as compared to 2021:

	For the Six Months Ended
	October 31,	October 31,
	2022	2021	Change
	(Unaudited)	(Unaudited)

Net sales	$8,900,828	$7,938,115	$962,713
Cost of sales	6,707,375	5,067,956	1,639,419
Gross income	2,193,453	2,870,159	(676,706)

Operating expenses:
Selling and marketing expenses	1,919,855	1,549,906	324,949
General and administrative expenses	9,789,818	35,592,687	(28,803,669)
Research and development costs	1,892,931	277,336	1,615,565
Total operating expenses	13,601,864	40,464,959	26,186,449
Loss from operations	(11,408,351)	(37,594,800)	26,186,449

Amortization of debt discounts	(2,872,222)	(2,650,285)	(221,937)
Loss on extinguishment of debt	-	(7,096,730)	7,096,730
Induced conversion loss	-	-	-
Interest expense - related party	(82,414)	(78,728)	(3,686)
Interest expense	(434,203)	(281,670)	(152,533)
Provision for income taxes	-	-	-
Net loss	$(15,289,998)	$(42,260,669)	$38,825,357

Net sales

In the six months ended October 31, 2022, net sales was $8.91 million compared to $7.90 million, representing an increase of $1.0 million or 12%. The overall $1.00 million increase in six month revenues to October 31, 2022 is predominantly due to two factors: (1) an decrease in Slinger Bag sales generated through our e-commerce platform and global distributor group of $1.90 million driven by a reduction in consumer demand following the ending of the Covid pandemic and (2) an increase of $2.90 million generated the PlaySight acquisition.

Cost of sales and Gross income

Cost of sales increased $1.44 million or 28% in the six months ending October 3, 2022. Key factors driving the increase in cost of goods for the six month period to October 31, 2022 are: (1) continued high rates of freight and import duty on Slinger Bag imports and (2) new costs of goods generated by the impact of the new PlaySight revenues reported.

Selling and marketing expenses

Selling and marketing expenses increased $0.33 million or 20% for the six month period ending October 31, 2002 compared to the same October 31 period in 2021. This increase in the six month period to October 31, 2022 in selling and marketing expenses was primarily driven by a decreased spend in Slinger Bag social media advertising, offset through additional costs incurred as a result of the Playsight, Gameface and Foundation businesses including sales commissions, agency fees, sponsorships and indirect advertising related costs.

General and administrative expenses

General and administrative expenses decreased by $28.6 million or approximately 74% for the six month period to October 31, 2022 compared to the same period October 31, 2021. This decrease over the six month period is predominantly due to the reduction in share-based compensation (warrants granted to employees in the same six month period in 2021), a reduction in shares issued for services provided by our placement agent over the same period in 2021 and a reduction in legal fees over those incurred in the same 6 month period in 2021 as part of our acquisition strategy. These reductions were partly offset by increases in headcount related costs associated with the Playsight, Gameface and Foundation employees.

Research and development costs

Research and development costs increased by $1.60 million or 582% in the six-month period to October 31, 2022 compared to the same October 31, 2021. This increase in the six-month period to October 31, 2022 is driven solely by ongoing development and maintenance costs related to our PlaySight acquisition and continued investment in a new Gameface consumer platform and app that will integrate artificial intelligence (AI) technology to offer more value to our customers in the future.

Other expense

Total other expense decreased $0.78 million or -17% for the six-month period ending October 31,2022 compared to the same period October 31,2021.

For the six-month period to October 31, 2022 we incurred a decrease of $0.88 million primarily due to the increase in derivative expense and interest expense offset by the decreases in amortization of debt discounts, loss on extinguishment of debt and loss on issuance of convertible notes.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $95,886,923 as of October 31, 2022, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended October 31, 2022 and 2021:

	For the Six Months Ended
	October 31,	October 31,
	2022	2021
Net cash used in operating activities	$(6,496,591)	$(5,999,433)
Net cash used in investing activities	-	(1,400,000)
Net cash provided by financing activities	(5,345,073)	8,209,420

We had cash and cash equivalents and restricted cash of $610,815 as of October 31, 2022, as compared to $1,581,084 as of July 31, 2022.

Net cash used in operating activities was $(6,496,591) during the six months ended October 31, 2022, as compared to $(5,999,433) during the same period in 2021. Our net cash used in operating activities during the six months ended October 31, 2022 was primarily the result of our net loss of  $(15,289,998) fand $(42,260,669) for the six months ended October 31, 2022 and 2021, respectively, offset by our non-cash adjustments for our share based-compensation, the change in fair value fo our derivative liabilities, derivative expense amortization of debt discounts and changes in our assets and liabilities. The largest decrease was in inventories for the six months ended October 31, 202 versus 2021 which experienced a decrease of $3,765,057 in 2022 versus an increase in 2021 of $4,886,227. In addition, we increased our accounts payable by $490,004 in 2022 versus an increase of $3,183,57 in 2021.

Net cash used in investing activities was $0 and $(1,400,000) for the six months ended October 31, 2022 and 2021, respectively. Our net cash used in investing activities during the six months ended July 31, 2021 related to a $1,400,000 issuance of a line of credit to PlaySight which was offset when we purchased them later that year.

Our net cash used in operating activities during the six months ended October 31, 2021 of ($5,999,433) was primarily the result of our net loss of $42,260,999 for the period as well as increases in inventory and prepaid expenses and other current assets and accounts receivable during the period, as well as by decreases in accrued payroll and bonuses and deferred revenue for the period, which was partially offset by net non-cash expenses of $38,424,269 and increases in accounts payable and accrued expenses and accrued interest – related party during the period.

Net cash used in investing activities was $0 and $(1,400,000) for the six months ended October 31, 2022 and 2021, respectively. Our net cash used in investing activities during the six months ended October 31, 2021 related to a $1,400,000 issuance of a note receivable in the form of a line of credit to PlaySight to support their operations.

Net cash provided by financing activities was $5,345,073 for the six months ended October 31, 2022, as compared to $8,209,420 for the same period in 2021. Cash provided by financing activities for the six months ended October 31, 2022 primarily consisted of $9,194,882 for issuance of common stock offset by a reduction of $14,133 in payments of notes to related parties and $3,835,676 of other notes payable. Cash provided by financing activities for the six months ended October 31, 2021 consisted of proceeds of $12,000,000 from notes payable including $1,000,000 from a note payable with a related party offset by $3,000,000 in payments of notes payable including $1,000,000 to a related party and debt issuance costs relating to the convertible notes of $790,580.

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

There was $2,000,000 in outstanding borrowings from the Company’s related parties as of October 31, 2022. Accrued interest due to these related parties as of October 31, 2022 amounted to $4,818.

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

Total outstanding borrowings related to the Convertible Notes as of October 31, 2022 were $0.

See Note 6 to the condensed consolidated financial statements for additional information.

Note Payable

On August 6, 2021, the Company used the net proceeds from the issuance of the Convertible Notes to pay 100% of the outstanding principal and accrued interest of the Note.

Future amounts due as of October 31, 2022 are summarized as follows:

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of October 31, 2022 due to the material weaknesses that were identified and listed below.

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of October 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information relates to all securities issued or sold by us since during the reporting period not registered under the Securities Act of 1933, (the “Securities Act”) pursuant to an exemption from the registration requirements of the Securities Act contained in Section 4(a)(2) thereof.

On September 28, 2022, the Company issued (i) 1,018,510 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 11,802,002 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $0.39 per share of the common stock and associated common stock warrant and $0.3899 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million to a single, institutional investor. The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.39 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and warrants to purchase 25,641,024 shares of common stock at an exercise price of $0.43 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of Connexa Sports Technologies Inc., dated April 7, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 16, 2022)

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 14, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 17, 2022)

3.3	Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 16, 2022)

10.1	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 3, 2022)

10.2	Form of 5-Year Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 3, 2022)

10.3	Form of 7.5-Year Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 3, 2022)

10.4	Form of Pre-Funded Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 3, 2022)

10.5	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 3, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: July 18, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: July 18, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
(Principal Financial Officer and Principal Accounting Officer)

