Form 10-Q
period 2023-01-31
Connexa Sports Technologies Inc.
filed 2023-07-24
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of July 24, 2023, was 19,394,429.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

JANUARY 31, 2023 (UNAUDITED) AND APRIL 30, 2022

	JANUARY 31,	APRIL 30,
	2023	2022
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$316,750	$665,002
Accounts receivable, net	531,830	1,033,390
Inventories, net	3,966,219	8,185,144
Prepaid inventory	923,298	499,353
Contract assets	-	235,526
Prepaid expenses and other current assets	204,320	272,670
Current assets of discontinued operations	-	2,258,318

Total Current Assets	5,942,417	12,826,096

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	-
Fixed assets, net of depreciation	15,771	47,355
Intangible assets, net of amortization	4,768,241	4,842,856
Goodwill	6,781,193	6,781,193
Non-current assets of discontinued operations	-	50,365,446

Total Non-Current Assets	13,565,205	62,036,850

TOTAL ASSETS	$19,507,622	$74,862,946

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$3,881,158	$5,252,665
Accrued expenses	5,441,426	4,381,901
Related party purchase obligation	-	500,000
Contract liabilities	-	111,506
Accrued interest	4,152	708,677
Accrued interest - related party	999,257	908,756
Current portion of notes payable, net	347,535	4,639,376
Current portion of convertible notes payable, net of discount	-	10,327,778
Derivative liabilities	18,143,936	5,443,779
Contingent consideration	418,455	1,334,000
Other current liabilities	22,971	156,862
Current liabilities of discontinued operations	-	5,215,222

Total Current Liabilities	29,258,890	38,980,522

Long-Term Liabilities:
Notes payable related parties, net of current portion	1,953,115	2,000,000
Non-current liabilities of discontinued operations	-	1,370,492

Total Long-Term Liabilities	1,953,115	3,370,492

Total Liabilities	31,212,005	42,351,014

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.001, 300,000,000 shares authorized, January 31, 13,543,155 and 4,194,836 shares of common stock issued and outstanding as of 2023 and April 30, 2022, respectively	13,231	4,195
Additional paid in capital	132,788,009	113,049,700
Accumulated deficit	(144,766,698)	(80,596,925)
Accumulated other comprehensive income (loss)	261,075	54,962

Total Stockholders’ Equity (Deficit)	(11,704,383)	32,511,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,507,622	$74,862,946

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

NINE AND THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2023	2022	2023	2022

NET SALES	$7,632,940	$12,107,666	$1,605,783	$4,188,774

COST OF SALES	5,254,781	8,301,921	535,957	3,233,965

GROSS PROFIT	2,378,159	3,805,745	1,069,826	954,809

OPERATING EXPENSES
Selling and marketing expenses	1,374,674	2,399,178	270,722	891,877
General and administrative expenses	9,560,432	40,659,984	1,836,083	2,548,049
Research and development costs	65,164	553,274	3,638	275,908

Total Operating Expenses	11,000,270	43,612,436	2,110,443	3,715,834

OPERATING LOSS	(8,622,111)	(39,806,691)	(1,040,617)	(2,761,025)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(3,145,977)	(5,400,285)	(273,755)	(2,750,000)
Loss on extinguishment of debt	-	(7,096,730)	-	-
Loss on issuance of convertible notes	-	(5,889,369)	-	(2,200,000)
Change in fair value of derivative liability	3,295,687	15,074,880	(3,491,910)	5,943,967
Derivative expense	(8,995,962)	-	(1,715,557)	-
Interest expense	(647,817)	(446,339)	(213,614)	(164,669)
Interest expense - related party	(177,773)	(106,895)	(95,319)	(28,167)

Total Non-Operating Income (Expenses)	(9,671,802)	(3,864,738)	(5,790,155)	801,131

NET LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(18,293,913)	(43,671,429)	(6,830,772)	(1,959,894)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(4,461,968)	(959,364)	(635,111)	(410,230)
Loss on disposal of subsidiaries	(41,413,892)	-	(41,413,892)	-
LOSS FROM DISCONTINUED OPERATIONS	(45,875,860)	(959,364)	(42,049,003)	(410,230)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(64,169,773)	(44,630,793)	(48,879,775)	(2,370,124)

Provision for income taxes	-	-	-	-

NET LOSS	$(64,169,773)	$(44,630,793)	$(48,879,775)	$(2,370,124)

Other comprehensive income (loss)
Foreign currency translations adjustment	206,113	(26,806)	34,377	(34,630)
Comprehensive income (loss)	$(63,963,660)	$(44,657,599)	$(48,845,398)	$(2,404,754)

Net income (loss) per share - basic and diluted
Continuing operations	$(1.75)	$(11.69)	$(0.51)	$(0.47)
Discontinued operations	$(4.40)	$(0.26)	$(3.17)	$(0.10)

Net loss per share - basic and diluted	$(6.15)	$(11.95)	$(3.68)	$(0.57)

Weighted average common shares outstanding - basic and diluted	10,436,727	3,736,095	13,265,247	4,187,370

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - May 1, 2021	2,764,283	$2,764	$10,389,935	$(20,170)	$(28,823,273)	$(18,450,744)

Stock issued for:
Conversion of notes payable - related parties	163,694	164	6,219,839	-	-	6,220,003
Acquisition	54,000	54	3,549,946	-	-	3,550,000
Services	10,969	11	618,543	-	-	618,554
Share-based compensation	5,022	5	187,798	-	-	187,803
Change in comprehensive income (loss)	-	-	-	(13,028)	-	(13,028)
Net loss for the period	-	-	-	-	(3,435,312)	(3,435,312)

Balance - July 31, 2021	2,997,968	2,998	20,966,061	(33,198)	(32,258,585)	(11,322,724)

Stock issued for:
Conversion of shares issuable (liability)	692,130	692	6,229	-	-	6,921
Conversion of warrants	495,000	495	2,255	-	-	2,750
Services	1,875	2	799,172	-	-	799,174
Share-based compensation			32,381,309	-	-	32,381,309
Elimination of related party derivative liability	-	-	8,754,538	-	-	8,754,538
Change in comprehensive income (loss)	-	-	-	20,852	-	20,852
Net loss for the period	-	-	-	-	(38,825,357)	(38,825,357)

Balance - October 31, 2021	4,186,973	4,187	62,909,564	(12,346)	(71,083,942)	(8,182,537)

Stock issued for:
Services	1,875	2	294,338	-	-	294,340
Change in comprehensive income (loss)	-	-	-	(34,630)	-	(34,630)
Net loss for the period	-	-	-	-	(2,370,124)	(2,370,124)

Balance - January 31, 2022	4,188,848	$4,189	$63,203,902	$(46,976)	$(73,454,066)	$(10,292,951)

Balance - May 1, 2022	4,194,836	$4,195	$113,049,700	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	4,389,469	4,389	14,041,911	-	-	14,046,300
Acquisition	598,396	598	914,947	-	-	915,545
Services	25,000	25	35,225	-	-	35,250
Cash	1,048,750	1,049	4,193,951	-	-	4,195,000
Fractional share issuance	1,535	2	(2)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	58,139	-	58,139
Net loss for the period	-	-	-	-	(4,266,431)	(4,266,431)

Balance - July 31, 2022	10,257,986	10,258	132,513,357	113,101	(84,863,356)	47,773,360

Stock issued for:
Cashless exercise of warrants	30,000	30	(30)	-	-	-
Acquisition	1,923,920	1,924	(1,924)	-	-	-
Cash	1,018,510	1,019	(1,019)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	113,597	-	113,597
Net loss for the period	-	-	-	-	(11,023,567)	(11,023,567)

Balance - October 31, 2022	13,230,416	13,231	132,788,009	226,698	(95,886,923)	37,141,015

Stock issued for:
Services	6,000	6	1,830	-	-	1,836
Acquisition	306,739	307	(307)	-	-	-
Share-based compensation	-	-	191,261	-	-	191,261
Change in comprehensive income	-	-	-	34,377	-	34,377
Net loss for the period	-	-	-	-	(48,879,775)	(48,879,775)

Balance - January 31, 2023	13,543,155	$13,544	$132,980,793	$261,075	$(144,766,698)	$(11,704,383)

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(64,169,773)	$(44,630,793)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	106,199	114,243
Change in fair value of derivative liability	(3,295,687)	(15,074,880)
Shares and warrants issued for services	37,086	1,712,068
Share-based compensation	746,511	32,569,112
Loss on disposal	41,413,892	-
Change in fair value of contingent consideration	-	-
Loss on extinguishment of debt	-	7,096,730
Amortization of debt discounts	3,145,977	5,400,285
Derivative expense	7,280,405	-
Non-cash transaction costs	85,080	-
Loss on conversion of convertible notes	-	5,889,369

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(1,502,455)	(435,451)
Inventories	3,886,603	(4,981,916)
Prepaid inventory	(424,945)	-
Contract assets	-	-
Right of use assets - operating leases	-	-
Prepaid expenses and other current assets	37,460	(1,778,046)
Accounts payable and accrued expenses	(1,361,952)	6,136,996
Contract liabilities	(53,287)	(81,023)
Lease liability - operating leases	-	-
Other current liabilities	373,474	-
Accrued interest	141,773	-
Accrued interest - related parties	90,501	102,456
Total adjustments	50,706,635	36,669,943

Net cash used in operating activities of continuing operations	(13,463,138)	(7,960,850)
Net cash provided by (used in) operating activities of discontinued operations	6,617,328	164,906
Net cash used in operating activities	(6,845,810)	(7,795,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable issuance	-	(2,250,000)
Net cash used in investing activities	-	(2,250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash	9,194,882	-
Debt issuance costs on convertible notes payable and other financing activities	-	(790,580)
Proceeds from notes payable	1,390,000	11,000,000
Proceeds from related party notes payable	-	3,000,000
Payments of notes payable - related parties	(62,434)	(1,000,000)
Payments of notes payable	(4,040,676)	(2,000,000)
Net cash provided by financing activities	6,481,772	10,209,420

Effect of exchange rate fluctuations on cash and cash equivalents	15,786	(22,672)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(348,252)	140,804

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	665,002	915,950

CASH AND RESTRICTED CASH - END OF PERIOD	$316,750	$1,056,754

CASH PAID DURING THE PERIOD FOR:
Interest expense	$482,687	$111,105

Income taxes	$-	$13,729

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued in connection with acquisition	$-	$3,550,000
Conversion of convertible notes payable and accrued interest to common stock	$14,046,300	$6,220,003
Shares issued for contingent consideration	$915,545	$-
Elimination of related party derivative liabilities	$-	$8,754,538
Derivative liabilities recorded as debt discounts of convertible notes	$-	$10,199,749
Derivative liability recorded for shares and warrants issued in private placement	$4,999,882	$-
Note receivable issued in sale of PlaySight	$2,000,000	$-

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

On June 21, 2021, Slinger Bag Americas entered into a membership interest purchase agreement with Charles Ruddy to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”). On December 5, 2022, the Company sold 75% of Foundation Sports back to the original sellers. As a result, at that time, the Company recorded a loss on the sale and deconsolidated Foundation Sports. (refer to Note 5 and Note 16). During the year ended April 30, 2022, the Company impaired certain intangible assets and goodwill in the amount of $3,486,599.

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface would become a wholly owned subsidiary of the Company (refer to Note 5).

On February 22, 2022, the Company entered into a merger agreement with PlaySight Interactive Ltd. (“PlaySight”) and Rohit Krishnan (the “Shareholders’ Representative”). As a result of the merger agreement, PlaySight would become a wholly owned subsidiary of the Company (refer to Note 5). In November 2022, the Company sold PlaySight and recorded a loss on the sale. See Note 16 for further details on the sale of PlaySight.

On May 16, 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface are collectively referred to as the “Company.”

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

For further details on PlaySight and Foundation Sports we refer you to our Annual Report on Form 10-K for the year ended April 30, 2022, filed with the Securities and Exchange Commission on May 17, 2023. This Form 10-Q and the condensed consolidated financial statements will concentrate on our existing business as reflected in the following paragraph.

The Company operates in the sport equipment and technology business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher as well as other associated tennis accessories and Gameface AI an Australian artificial intelligence sports software company.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying condensed consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the nine months ended January 31, 2023 and 2022. The operations of Foundation Sports and PlaySight are included as discontinued operations in our statements of operations as these entities were sold in November 2022 and December 2022 as disclosed in Note 16.

The Company reports Gameface on a one-month calendar lag allowing for the timely preparation of financial statements. Gameface operates on fiscal year end periods as of December 31. This one-month reporting lag is with the exception of significant transactions or events that occur during the intervening period. The Company did not identify any significant transactions during the one month ended January 31, 2023 at Gameface that would need to be disclosed as not included within the Company’s consolidated financial statements.

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

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $144,766,698 as of January 31, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. The Company has begun reducing operating expenses and cash outflows by selling PlaySight, as well as selling 75% of Foundation Sports in November and December 2022, respectively to the former shareholders of those companies. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended January 31, 2023, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2023 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, filed with the Securities and Exchange Commission on May 17, 2023.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $209,690 in allowance for doubtful accounts for the period ended January 31, 2023 and year ended April 30, 2022.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of January 31, 2023 and April 30, 2022 consisted of the following:

	January 31, 2023	April 30, 2022
Finished Goods	$1,786,009	$4,397,098
Component/Replacement Parts	2,064,041	2,559,848
Capitalized Duty/Freight	416,169	1,328,198
Inventory Reserve	(300,000)	(100,000)
Total	$3,966,219	$8,185,144

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

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of January 31, 2023 and April 30, 2022 was $418,455 and $1,334,000, respectively.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the nine months ended January 31, 2023:

Note derivative is related to	January 31, 2023 ending balance	(Gain) loss for nine months ended January 31, 2023
4/11/21 profit guaranty	$1,429,620	$368,070
8/6/21 convertible notes	187,810	(2,525,524)
6/17/22 underwriter warrants	11,878	(52,604)
Other derivative liabilities eliminated in uplist	-	(1,604,413)
9/30/22 warrants issued with common stock	11,279,572	(1,000,715)
1/6/2023 warrants issued with note payable	5,235,056	1,519,499
Total	$18,143,936	$(3,295,687)

The Company also recognized derivative expense of $7,280,405 at inception on the warrants issued in connection with a funding on September 30, 2022 and $1,715,557 at inception on the warrants issued in connection with a funding on January 6, 2023. The Black-Scholes option pricing model assumptions for the derivative liabilities during the nine months ended January 31, 2023 and year ended April 30, 2022 consisted of the following:

	Nine Months Ended January 31, 2023	Year Ended April 30, 2022
Expected life in years	3.51-10 years	1.95-4.3 years
Stock price volatility	50 - 150%	50%
Risk free interest rate	2.90%-4.34%	2.67%-2.90%
Expected dividends	0%	0%

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The trademark is amortized over its expected life of 20 years. Amortization expense for the nine months ended January 31, 2023 and 2022 was $4,335 and $4,335, respectively. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. All intangible assets acquired with the PlaySight transaction are included in discontinued operations. Refer to Note 6 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the nine months ended January 31, 2023 and 2022 in our continuing operations.

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

There was no impairment of goodwill as of January 31, 2023 for any of our continuing operations.

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

The warrants granted during the nine months ended January 31, 2023 and year ended April 30, 2022 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Nine Months Ended January 31, 2023	Year Ended April 30, 2022
Expected life in years	5 – 10 years	5 – 10 years
Stock price volatility	50% - 150%	50% - 148%
Risk free interest rate	2.50% - 4.27%	0.77% - 1.63%
Expected dividends	0%	0%

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of January 31, 2023 and April 30, 2022, the Company had two customers that accounted for 46% and 43% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of January 31, 2023 and April 30, 2022, the Company had four significant suppliers that accounted for 59%, and 59% of the Company’s trade payables balances, respectively.

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

For Foundation Sports as referred to in Note 16, the Company disposed of 75% of this entity in December 2022.

For PlaySight as referred to in Note 16, the Company sold back to the original shareholders 100% of this entity in November 2022.

Pro Forma Results

The following pro forma financial information presents the results of operations of the Company as of the nine months ended January 31, 2023 and 2022, respectively, as if the acquisitions of Gameface had occurred as of the beginning of the first period presented instead of February 2022. The pro forma financial information of the Company as of the nine months ended January 31, 2022 is as follows:

Revenues	$12,151,486
Net loss	$(46,130,471)

Basic and diluted earnings (loss) per share	$(12.35)

Note 6: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	January 31, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$15,829	-	$369,753
Customer relationships	9.92	3,930,000	84,102	-	3,845,898
Internally developed software	4.91	580,000	27,410	-	552,590
Total intangible assets		$4,895,582	$127,341	$-	$4,768,241

	Weighted
	Average Period	April 30, 2022
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames	15.26	$385,582	$9,478	-	$376,104
Customer relationships	9.92	3,930,000	33,749	-	3,896,251
Internally developed software	4.91	580,000	9,499	-	570,501
Total intangible assets		$4,895,582	$52,726	$-	$4,842,856

Amortization expense for the nine months ended January 31, 2023 and 2022 was approximately $74,615 and $4,335, respectively.

As of January 31, 2023, the estimated future amortization expense associated with the Company’s intangible assets for each of the five succeeding fiscal years is as follows:

For the Periods Ended January 31,	Amortization Expense
2024	$544,781
2025	544,781
2026	544,781
2027	544,781
2028	426,815
Thereafter	2,162,302
Total	$4,768,241

Note 7: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	January 31, 2023	April 30, 2022
Accrued payroll	$1,545,123	$921,759
Accrued bonus	1,611,606	1,014,833
Accrued professional fees	1,300,000	1,706,560
Other accrued expenses	984,697	738,749
Total	$5,441,426	$4,381,901

Note 8: NOTE PAYABLE - RELATED PARTY

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

There was $1,953,115 and $2,000,000 in outstanding borrowings from related parties as of January 31, 2023 and April 30, 2022. Interest expense related to the related parties for the nine months ended January 31, 2023 and 2022 amounted to $177,773 and $106,895, respectively. Accrued interest due to related parties as of January 31, 2023 and April 30, 2022 amounted to $999,257 and $908,756, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

Note 9: CONVERTIBLE NOTES PAYABLE

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

The Convertible Notes were to mature on August 6, 2022 (the “Maturity Date”) and bear interest at 8% per annum payable on each conversion date (as to that principal amount then being converted), on each redemption date as well as mandatory redemption date (as to that principal amount then being redeemed) and on the Maturity Date, in cash. The Convertible Notes are convertible into shares of the Company’s common stock at any time following the date of issuance and prior to Mandatory Conversion (as defined in the Convertible Notes) at the conversion price equal to the lesser of: (i) $3.00, subject to adjustment set forth in the Convertible Notes and (ii) in the case of an uplist to the NASDAQ, the Uplist Conversion Price (as defined in the Convertible Notes) of the Company’s common stock during the two Trading Day (as defined in the Convertible Notes) period after each conversion date; provided, however, that at any time from and after December 31, 2021 or an Event of Default (as defined in the Convertible Notes), the holder of the Convertible Notes may, by delivery of written notice to the Company, elect to cause all, or any part, of the Convertible Notes to be converted, at any time thereafter, each an “Alternate Conversion”, pursuant to the Section 4(f) of the Convertible Notes, all, or any part of, the then outstanding aggregate principal amount of the Convertible Notes into shares of Common Stock at the Alternate Conversion price. The Convertible Notes rank pari passu with all other notes now or thereafter issued under the terms set forth in the Convertible Notes. The Convertible Notes contain certain price protection provisions providing for adjustment of the number of shares of common stock issuable upon conversion of the Convertible Notes in case of certain future dilutive events or stock-splits and dividends.

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

Total outstanding borrowings related to the Convertible Notes as of January 31, 2023 and April 30, 2022 were $0 and $13,200,000, respectively.

Note 10: NOTES PAYABLE

The discussion of notes payable only includes those that existed as of April 30, 2022. For a discussion of all prior notes payable we refer you to the Annual Report on Form 10-K filed May 17, 2023 for the fiscal year end April 30, 2022.

On June 30, 2020, the Company entered into a loan agreement with Mont-Saic to borrow $120,000. This loan bears interest at an annual rate of 12.6% and was required to be repaid in full, together with all accrued, but unpaid, interest by June 30, 2021. On December 3, 2020, Mont-Saic entered into an Assignment and Conveyance Agreement with the Company’s exiting related party lender wherein Mont-Saic sold its full right, title and interest in this note to the Company’s related party lender (see Note 8).

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

The fair value of the derivative liability was $1,429,620 and $1,061,550 as of January 31, 2023 and April 30, 2022.

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company has repaid the $4,000,000 as of January 31, 2023.

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

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $0.221 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 18,099,548 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $0.221 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 may be made to the Company under the Note. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Company measured the warrants granted on January 6, 2023 at $3,715,557, and discounted the note payable to $0 and recorded a derivative expense of $1,715,557. The Company recognized a loss on the change in fair value of the derivative liability when remeasured at January 31, 2023 of $1,519,499 to bring the derivative liability to $5,235,056 at January 31, 2023. In addition, the Company recognized $273,755 in amortization of debt discount for the nine months ended January 31, 2023.

Note 11: RELATED PARTY TRANSACTIONS

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

The Company has outstanding notes payable of $1,953,115 and $2,000,000 and accrued interest of $999,257 and $908,756 due to a related party as of January 31, 2023 and April 30, 2022, respectively (see Note 8).

The Company recognized net sales of $104,586 and $424,394 during the nine months ended January 31, 2023 and 2022, respectively, to related parties. As of January 31, 2023 and April 30, 2022, related parties had accounts receivable due to the Company of $25,355 and $93,535, respectively.

Note 12: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of January 31, 2023 and April 30, 2022, the Company had 13,543,155 and 4,194,836 shares of common stock issued and outstanding, respectively.

Equity Transactions During the Nine Months Ended January 31, 2023

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

On October 12, 2022, the Company issued 1,923,920 shares of common stock, on November 21, 2022 issued 27,000 shares of common stock and January 26, 2023 issued 279,739 shares of common stock in connection with the acquisition of PlaySight.

On January 26, 2023, the Company issued 6,000 shares of common stock for services rendered to their ambassadors.

Equity Transactions During the Year Ended April 30, 2022

On May 26, 2021, the Company issued 163,684 shares of its common stock for the conversion of related party notes payable (see Note 8). The fair value of the common stock was $6,220,000.

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

On August 6, 2021, the Note payable holder exercised its right to convert its 220,000 outstanding warrants into 495,000 shares of common stock of the Company.

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

Warrants Issued and Expensed During the Nine Months and Year Ended January 31, 2023 and April 30, 2022

On October 28, 2020, the Company granted 40,000 warrants to a service provider for advertising services over the next year. The warrants have an exercise price of $0.75 per share, a contractual life of 10 years from the date of issuance, and vest quarterly over a year from the grant date. The warrants were valued using a Black-Scholes option pricing model and the expense related to the issuance of the warrants is being recognized over the service agreement. The Company recognized $214,552 of operating expenses related to this agreement during the nine months ended January 31, 2022.

In accordance with the October 29, 2020 agreement with three members of the advisory board mentioned above, 46,077 warrants were issued during the year ended April 30, 2022. The warrants were valued using a Black-Scholes option pricing model on the grant date, which resulted in operating expenses of $67,500 and $87,656 during the nine months ended January 31, 2023 and year ended April 30, 2022, respectively.

On August 6, 2021, in connection with the Convertible Notes issuance the Company issued warrants to purchase up to 733,333 shares of common stock of the Company to the Purchasers.

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

On February 2, 2022, in connection with the Gameface acquisition the Company issued warrants to purchase up to 478,225 shares of common stock of the Company.

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

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) at 4.33% interest per annum unless in default, with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $0.221 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 18,099,548 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $0.221 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 may be made to the Company under the Note which occurred on February 2, 2023. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Company measured the warrants granted on January 6, 2023 at $3,715,557, and discounted the note payable to $0 and recorded a derivative expense of $1,715,557. The Company recognized a loss on the change in fair value of the derivative liability when remeasured at January 31, 2023 of $1,519,499 to bring the derivative liability to $5,235,056 at January 31, 2023. In addition, the Company recognized $273,755 in amortization of debt discount for the nine months ended January 31, 2023. On July 6, 2023, the Company failed to repay the note and is currently in default. The interest rate has since increased to 6.43% per annum.

Note 13: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the nine months ended January 31, 2023 and 2023 amounted to $2,800 and $6,550, respectively.

Contingencies

In connection with the Gameface acquisition on February 2, 2022, the Company agreed to earn-out consideration of common shares of the Company’s common stock with a fair value of $1,334,000 which is included as a current liability on the Company’s consolidated balance sheet as of January 31, 2023 and April 30, 2022. The Company issued 598,396 common shares to the former Gameface shareholders in June 2022. The balance of the contingent consideration as of October 31, 2022 is $418,455.

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

Note 14: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL whose operations are reflected in the Company’s consolidated financial statements. The Company’s operations in Canada, Israel, and the UK were immaterial for the periods ended January 31, 2023 and 2022, respectively.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of comprehensive loss for the nine months ended January 31, 2023 and 2022.

Note 15: SEGMENTS

With the disposal of Foundation Sports and PlaySight in November 2022 and December 2022, the Company has ceased reporting two segments. The Company now only operates in the equipment segment. For previous segment reporting we refer you to our previously filed Annual Report on Form 10-K filed May 17, 2023.

Note 16: DISCONTINUED OPERATIONS

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

The Company accounted for these sales as a disposal of a business under ASC 205-20-50-1(a). The Company had reclassified the operations of PlaySight and Foundation Sports as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended April 30, 2022 as well as for the period May 1, 2022 through the date of disposal for each company. As a result of this reclassification, the Company identified the following assets and liabilities that were reclassified from continuing operations to discontinued operations as they are discontinued.

Current assets as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Cash and restricted cash	$916,082
Accounts receivable	288,980
Inventory	323,307
Right of use asset – operating leases	239,689
Prepaid expenses	490,260
$2,258,318

Non-current assets as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Goodwill	$25,862,000
Property and equipment, net	126,862
Intangible assets, net	19,473,646
Contract assets, net of current portion	209,363
Finished products used in operations, net	4,693,575
$50,365,446

Current liabilities as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Accounts payable and accrued expenses	$2,432,818
Lease liability – operating leases	237,204
Contract liabilities	2,545,200
$5,215,222

Non-current liabilities as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Contract liabilities, net of current portion	$1,370,492

$1,370,492

The Company reclassified the following operations to discontinued operations for the nine months ended January 31, 2023 and 2022, respectively.

	2023	2022
Revenue	$3,954,149	$
Operating expenses	8,416,117
Other (income) loss	-
Net loss from discontinued operations	$(4,461,968)	$	)

The Company reclassified the following operations to discontinued operations for the three months ended January 31, 2023 and 2022, respectively.

	2023	2022
Revenue	$1,080,478	$
Operating expenses	1,715,589
Other (income) loss	-
Net loss from discontinued operations	$(635,111)	$	)

The following represents the calculation of the loss on disposal of PlaySight and Foundation Sports:

Note receivable	$2,000,000
Cash and restricted cash	(714,507)
Accounts receivable	(411,249)
Prepaid expenses	(106,031)
Inventory	(296,920)
Finished products used in operations	(4,117,986)
Contract assets	(298,162)
Right of use asset	(103,228)
Goodwill	(25,862,000)
Property and equipment	(116,505)
Intangible assets	(18,576,475)
Contract liabilities	3,785,408
Lease liabilities	78,016
Accounts payable and accrued expenses	3,325,747
Loss on disposal of discontinued operations	$(41,413,892)

Note 17: SUBSEQUENT EVENTS

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

On June 29, 2023, the Company received an extension until July 25, 2023 to file their delinquent 10-Q’s for the fiscal year ending April 30, 2023.

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

Overview

From inception, through our ownership of Slinger Bag Americas to-date, we have been focused on the ball sport market globally. Our first product, the Slinger Bag Launcher, is a patented, highly portable, versatile and affordable ball launcher built into an easy to transport wheeled trolley bag. It is already widely known brand by the global tennis community and with over 60,000 units in the market, is now a leader in the global ball machine /launcher category globally. Over the course of the next twenty-four months, we will be focused on tennis, padel tennis, pickleball, baseball and cricket as our primary target markets. The global tennis, padel and pickleball are all growth racquet sport markets and have millions of active players globally, with many other consumers being avid fans of the sport. Baseball is a core sport in North America, China, Japan and Taiwan and no similar product to Slinger Bag exists in the market today. Cricket is the largest of all ball sports due to its popularity in India, Pakistan, Australia, New Zealand and the United Kingdom and will provide significant future revenue growth.

Gameface is our lead technology brand and initially focused its technology on the cricket and soccer markets, where it has built an automated platform to extract various data points from live and archived match footage and provides real time analytics. Since September 2021, the Gameface team has been dedicated to building its technology to deliver performance insights in tennis, pickleball and padel tennis. The Slinger Tennis App, incorporating all Gameface AI has to offer in single camera AI technology will be introduced as a free consumer later in 2023 on both Apple and Android platforms and will offer tennis consumers real-time training and match analytics and will be linked to associated coaching, training, fitness and wellbeing advice and tips. Gameface plans to offer the same consumer app for Pickleball and Padel in early 2024 and at the same time, will extend this offering to its previous cricket consumers - all offerings being driven by the enhanced technology advances made in the development of our tennis app, broadening and deepening its market reach across the high consumer populations of racquetsports and cricket. Also in 2024, Gameface expects to dedicate development resources to its baseball AI analytics (already successfully market tested by prominent organisations such as IMG Baseball). Outside of our core sport verticals Gameface will look at identifying strategic license partners for other team sports such as basketball, soccer, netball and volleyball.

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

January 2023 Private Placement

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $0.221 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 18,099,548 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $0.221 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 was made to the Company under the Note on February 6, 2023. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

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

Results of Operations for the Three Months Ended January 31, 2023 and 2022

The following are the results of our operations for the three months ended January 31, 2023 as compared to 2022:

	For the Three Months Ended
	January 31,	January 31,
	2023	2022	Change
	(Unaudited)	(Unaudited)

Net sales	$1,605,783	$4,188,774	$(2,582,991)
Cost of sales	535,957	3,233,965	(2,698,008)
Gross profit	1,069,826	954,809	115,017

Operating expenses:
Selling and marketing expenses	270,722	891,877	(621,155)
General and administrative expenses	1,836,083	2,548,049	(711,966)
Research and development costs	3,638	275,908	(272,270)
Total operating expenses	2,110,443	3,715,834	(1,605,391)
Operating loss	(1,040,617)	(2,761,025)	1,720,408

Non-Operating Income (Expense):
Amortization of debt discounts	(273,755)	(2,750,000)	2,476,245
Loss on extinguishment of debt	-	-
Loss on issuance of convertible notes		(2,200,000)	2,200,000
Change in fair value of derivative liability	(3,491,910)	5,943,967	(9,435,877)
Derivative expense	(1,715,557)	-	(1,715,557)
Interest expense	(213,614)	(164,669)	(48,945)
Interest expense - related party	(95,319)	(28,167)	(67,152)

Net loss	$(5,790155)	$801,131	$(6,591,286)

Net sales

In the three months ended January 31, 2023, net sales was $1.60 million compared to $4.18 million for the three months ended January 31, 2022, representing a decrease of $2.58 million or approximately -62%. The decrease in net sales for the three-month period to January 31,2023 was primarily driven by a reduction in the volume of orders received by Slinger Bag on its USA e-commerce platform as a result of a reduction in social media advertising spend coupled with the on-going reduction in Covid restrictions in North America and further impacted with continuing reductions in international distributor orders due to continuing covid related issues and uncertainty outside of North America.

Cost of sales and Gross income

Cost of sales decreased $2.69 million or approximately -83% during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022. The reduction in cost of sales for the three-month period to January 31,2023 was directly related to the reduction in net sales received by Slinger Bag on its USA e-commerce platform as a result a reduction in social media advertising spend coupled with the on-going reduction in Covid restrictions and further impacted with reductions in international distributor orders due to continuing local covid related issues and uncertainty.

Selling and marketing expenses

Selling and marketing expenses decreased $0.62 million, or -70%, during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022. The decrease in selling and marketing costs for the three-month period ending January 31, 2023 was directly as a result of a reduction in social media advertising expenses on the Slinger Bag brand partially offset through incremental costs incurred resulting from the addition of the PlaySight and Gameface businesses.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, decreased $0.71 million or approximately -28% during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022. This decrease in general and administrative costs for the three-month period ended January 31, 2023, is predominantly due to the reduction in share-based compensation (warrants granted to employees in the same three month period in 2022), a reduction in shares issued for services provided by our placement agent over the same period in 2022, partly offset by increases in legal and professional fees and increased headcount related costs associated with the Playsight, Gameface and Foundation employees.

Research and development costs

Research and development costs decreased $0.27 million or -99% during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022. This decrease in research and development costs for the three month period to January 31, 2023 is driven solely by reduction in development and maintenance costs related to our PlaySight and Gameface brands as part of a high-level strategic review process around a potential merger of technology platforms relating to our planned consumer app, targeted to integrate both visual and artificial intelligence (AI) technologies aimed to offer more value to our customers in the future.

Other expense

Total other expense increased $6.59 million or 823% during the three months ended January 31, 2023 as compared to the three months ended January 31, 2022. The overall increase for the three-month period to January 31, 2023 was primarily due to the change in fair value of derivative liability, derivative expense and interest expenses offset by decreases in amortization of debt discounts and loss on extinguishment of debt and loss on issuance of convertible notes.

Results of Operations for the Nine Months Ended January 31, 2023 and 2022

The following are the results of our operations for the nine months ended January 31, 2023 as compared to 2022:

	For the Nine Months Ended
	January 31,	January 31,
	2023	2022	Change
	(Unaudited)	(Unaudited)

Net sales	$7,632,940	$12,107,666	$(4,474,726)
Cost of sales	5,254,781	8,301921	(3,047,140)
Gross income	2,378,159	3,805,745	(1,427,586)

Operating expenses:
Selling and marketing expenses	1,374,674	2,399,178	(1,024,504)
General and administrative expenses	9,560,432	40,659,984	(31,099,552)
Research and development costs	65,164	533,274	(488,110)
Total operating expenses	11,000,270	43,612,436	(32,612,166)
Loss from operations	(8,622,111)	(39,806,691)	31,184,580

Amortization of debt discounts	(3,145,977)	(5,400,285)	2,254,308
Loss on extinguishment of debt	-	(7,096,730)	7,096,730
Loss on issuance of convertible notes	-	(5,889,369)	5,889,369
Change in fair value of derivative liability	3,295,687	15,074,880	(11,779,193)
Derivative Expense	(8,995,962)	-	(8,995,962)
Interest expense	(647,817)	(446,339)	(201,478)
Interest expense - related party	(177,733)	(106,895)	(70,838)
Net loss	$(9,671,802)	$(3,864,738)	$(5,807,064)

Net sales

In the nine months ended January 31, 2023, net sales was $7.63 million compared to $12.10 million, representing an decrease of $4.47 million or -37%. The overall decrease in nine-month revenues to January 31, 2023 is predominantly due to two factors: (1) an decrease in Slinger Bag sales generated through our e-commerce platform and global distributor group driven by a reduction in USA based social media advertising spend on Slinger Bag and reduced consumer demand following the lifting of USA restrictions relating to the Covid pandemic, partly offset with continuing Covid related restrictions internationally and (2) increased revenues generated by the PlaySight acquisition.

Cost of sales and Gross income

Cost of sales decreased $3.04 million or -37% in the nine months ending January 31, 2023. Key factors driving the increase in cost of goods for the nine-month period to January 31, 2023 are directly attributed to the reduction in consumer demand and resulting revenues.

Selling and marketing expenses

Selling and marketing expenses decreased $1.02 million or -43% for the nine months ending January 31, 2023 compared to January, 31 2022. This decrease in the nine-month period to January 31, 2023 in selling and marketing expenses was primarily driven by a decreased spend in Slinger Bag social media advertising, offset through additional costs incurred as a result of the Playsight, Gameface and Foundation businesses including sales commissions, agency fees, sponsorships and indirect advertising related costs.

General and administrative expenses

General and administrative expenses decreased by $0.48 million or approximately -75% for the nine months to January 31, 2023 compared to January 31, 2022. This decrease over the nine-month period to January 31, 2023 is predominantly due to the reduction in share-based compensation (warrants granted to employees in the same nine month period in 2022), a reduction in shares issued for services provided by our placement agent over the same period in 2022, partly offset by increases in legal and professional fees as part of our acquisition strategy and increases in headcount related costs associated with the Playsight, Gameface and Foundation employees.

Research and development costs

Research and development costs decreased by $0.48 million or -88% in the nine months to January 31, 2023 compared to January 31, 2022. This decrease in the nine-month period to January 31, 2023 is driven by reductions in Slinger Bag new project development and development and maintenance costs related to our PlaySight and Gameface brands as part of a high-level strategic review process around a potential merger of technology platforms relating to our planned consumer app, targeted to integrate both visual and artificial intelligence (AI) technologies aimed to offer more value to our customers in the future.

Other expense

Total other expense increased $5.80 million or 150% for the nine months ending January 31,2023 compared to the January 31,2022.

The overall increase for the nine months to January 31, 2022 was as a result of increases of $21.04 million across change in fair value derivatives, derivative liability, interest and interest to related parties, offset by reductions of $15.24 million in amortization of debt discounts, loss on extinguishment and loss on issuance of convertible notes.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $144,766,698 as of January 31, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or being able to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In respect to additional financing, refer to Notes 10, 11 and 12. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended January 31, 2023 and 2022:

	For the Nine Months Ended
	January 31,	January 31,
	2023	2022
Net cash used in operating activities	$(6,845,810)	$(7,795,944)
Net cash used in investing activities	-	(2,250,000)
Net cash provided by financing activities	6,481,772	10,209,420

We had cash and cash equivalents of $316,750 as of January 31, 2023, as compared to $1,056,754 as of January 31, 2022.

Net cash used in operating activities for the period ending January 31,2023 was $(6,845,810), as compared to $(7,795,944) during the same period in 2022. Our net cash used in operating activities was primarily the result of our net loss of $(64,169,773) and $(44,630,793) for the nine months ended January 31, 2023 and 2022, respectively, offset by our non-cash adjustments for our share based-compensation, the change in fair value for our derivative liabilities, derivative expense amortization of debt discounts, changes in our assets and liabilities and a loss on disposal of Playsight of $(41,413,892).

For the nine months ended January 31, 2023 inventories decreased $3,886,603 compared to an increase of $4,981,916 in the same period in 2022. In addition, we decreased our accounts payable by $1,361,952 in 2023 in the period ended January 31, 2023 versus an increase of $6,136,996 recorded in the same period in 2022.

Net cash used in investing activities was $0 and $(2,250,000) for the nine months ended January 31, 2023 and 2022, respectively. Our net cash used in investing activities during the nine months ended January 31, 2022 related to a $2,250,000 issuance of a line of credit to PlaySight which was offset when we purchased them later that year.

Net cash provided by financing activities was $6,481,772 for the nine months ended January 31, 2023, as compared to $10,209,420 for the same period in 2022. Cash provided by financing activities for the nine months ended January 31, 2023 primarily consisted of $9,194,882 for issuance of common stock and $1,390,000 from proceeds of notes payable, offset by a reduction of $62,434 in payments of notes to related parties and $4,040,676 of other notes payable. Cash provided by financing activities for the nine months ended January 31, 2022 consisted of proceeds of $14,000,000 from notes payable including $3,000,000 from a note payable with a related party offset by $3,000,000 in payments of notes payable including $1,000,000 to a related party and debt issuance costs relating to the convertible notes of $790,580.

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

There was $1,953,115 in outstanding borrowings from the Company’s related parties as of January 31, 2023.

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

Total outstanding borrowings related to the Convertible Notes as of January 31, 2023 were $0.

Note Payable

On August 6, 2021, the Company used the net proceeds from the issuance of the Convertible Notes to pay 100% of the outstanding principal and accrued interest of the Note.

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with a one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 was made to the Company under the Note on February 6, 2023. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

Future amounts due as of January 31, 2023 are summarized as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable	$1,400,000	$1,400,000	$-	$-	$-
Notes payable – related party	1,953,115	-	1,953,115	-	-
Total	$3,353,115	$1,400,000	$1,953,115	$-	$-

We expect that working capital requirements will continue to be funded through a combination of our existing funds, cash flows from operations and further issuances of debt and/or securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the (i) acquisition of inventory; (ii) developmental expenses associated with our AI start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of January 31, 2023 due to the material weaknesses that were identified and listed below.

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of January 31, 2023.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of Connexa Sports Technologies Inc., dated April 7, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 16, 2022)

3.2	Certificate of Amendment to Certificate of Incorporation, dated June 14, 2022 (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 17, 2022)

3.3	Bylaws (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on May 16, 2022)

10.1	Form of Loan and Security Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2023)

10.2	Form of Note (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2023)

10.3	Form of Warrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2023)

10.4	Form of Pledge and Security Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 6, 2023)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: July 24, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: July 24, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
(Principal Financial Officer and Principal Accounting Officer)

