Form 10-Q/A
period 2023-01-31
Connexa Sports Technologies Inc.
filed 2023-08-03
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The Company is filing this amendment to its quarterly report on Form 10-Q for the quarter ended January 31, 2023, filed with the Securities Exchange Commission on July 24, 2023 (the “Form 10-Q”) for the purpose of making some corrections to the figures disclosed on the consolidated balance sheets, consolidated statement of operations and consolidated statement of changes in shareholders’ equity/deficit that were included in the originally filed quarterly report on Form 10-Q on July 24, 2023. No other changes have been made to this report. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related disclosure in the Form 10-Q.

i

CONNEXA SPORTS TECHNOLOGIES INC.

(FORMERLY KNOWN AS SLINGER BAG INC. AND LAZEX INC.)

ii

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

JANUARY 31, 2023 (UNAUDITED) AND APRIL 30, 2022

	JANUARY 31,	APRIL 30,
	2023	2022
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$316,750	$665,002
Accounts receivable, net	531,830	1,033,390
Inventories, net	3,966,219	8,185,144
Prepaid inventory	923,298	499,353
Contract assets	-	235,526
Prepaid expenses and other current assets	204,320	272,670
Current assets of discontinued operations	-	2,258,318

Total Current Assets	5,942,417	12,826,096

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	-
Fixed assets, net of depreciation	15,771	47,355
Intangible assets, net of amortization	4,768,241	4,842,856
Goodwill	6,781,193	6,781,193
Non-current assets of discontinued operations	-	50,365,446

Total Non-Current Assets	13,565,205	62,036,850

TOTAL ASSETS	$19,507,622	$74,862,946

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$3,881,158	$5,252,665
Accrued expenses	5,441,426	4,381,901
Related party purchase obligation	-	500,000
Contract liabilities	-	111,506
Accrued interest	4,152	708,677
Accrued interest - related party	999,257	908,756
Current portion of notes payable, net	347,535	4,639,376
Current portion of convertible notes payable, net of discount	-	10,327,778
Derivative liabilities	18,143,936	5,443,779
Contingent consideration	418,455	1,334,000
Other current liabilities	22,971	156,862
Current liabilities of discontinued operations	-	5,215,222

Total Current Liabilities	29,258,890	38,980,522

Long-Term Liabilities:
Notes payable related parties, net of current portion	1,953,115	2,000,000
Non-current liabilities of discontinued operations	-	1,370,492

Total Long-Term Liabilities	1,953,115	3,370,492

Total Liabilities	31,212,005	42,351,014

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.001, 300,000,000 shares authorized, January 31, 13,543,155 and 4,194,836 shares of common stock issued and outstanding as of 2023 and April 30, 2022, respectively	13,544	4,195
Additional paid in capital	132,980,793	113,049,700
Accumulated deficit	(144,766,698)	(80,596,925)
Accumulated other comprehensive income (loss)	67,978	54,962

Total Stockholders’ Equity (Deficit)	(11,704,383)	32,511,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,507,622	$74,862,946

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

NINE AND THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2023	2022	2023	2022

NET SALES	$7,632,940	$12,107,666	$1,605,783	$4,188,774

COST OF SALES	5,254,781	8,301,921	535,957	3,233,965

GROSS PROFIT	2,378,159	3,805,745	1,069,826	954,809

OPERATING EXPENSES
Selling and marketing expenses	1,374,674	2,399,178	270,722	891,877
General and administrative expenses	9,560,432	40,659,984	1,836,083	2,548,049
Research and development costs	65,164	553,274	3,638	275,908

Total Operating Expenses	11,000,270	43,612,436	2,110,443	3,715,834

OPERATING LOSS	(8,622,111)	(39,806,691)	(1,040,617)	(2,761,025)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(3,145,977)	(5,400,285)	(273,755)	(2,750,000)
Loss on extinguishment of debt	-	(7,096,730)	-	-
Loss on issuance of convertible notes	-	(5,889,369)	-	(2,200,000)
Change in fair value of derivative liability	3,295,687	15,074,880	(3,491,910)	5,943,967
Derivative expense	(8,995,962)	-	(1,715,557)	-
Interest expense	(647,817)	(446,339)	(213,614)	(164,669)
Interest expense - related party	(177,773)	(106,895)	(95,319)	(28,167)

Total Non-Operating Income (Expenses)	(9,671,802)	(3,864,738)	(5,790,155)	801,131

NET LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(18,293,913)	(43,671,429)	(6,830,772)	(1,959,894)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(4,461,968)	(959,364)	(635,111)	(410,230)
Loss on disposal of subsidiaries	(41,413,892)	-	(41,413,892)	-
LOSS FROM DISCONTINUED OPERATIONS	(45,875,860)	(959,364)	(42,049,003)	(410,230)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(64,169,773)	(44,630,793)	(48,879,775)	(2,370,124)

Provision for income taxes	-	-	-	-

NET LOSS	$(64,169,773)	$(44,630,793)	$(48,879,775)	$(2,370,124)

Other comprehensive income (loss)
Foreign currency translations adjustment	13,016	(26,806)	(158,720)	(34,630)
Comprehensive income (loss)	$(63,963,660)	$(44,657,599)	$(48,845,398)	$(2,404,754)

Net income (loss) per share - basic and diluted
Continuing operations	$(1.75)	$(11.69)	$(0.51)	$(0.47)
Discontinued operations	$(4.40)	$(0.26)	$(3.17)	$(0.10)

Net loss per share - basic and diluted	$(6.15)	$(11.95)	$(3.68)	$(0.57)

Weighted average common shares outstanding - basic and diluted	10,436,727	3,736,095	13,265,247	4,187,370

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - May 1, 2021	2,764,283	$2,764	$10,389,935	$(20,170)	$(28,823,273)	$(18,450,744)

Stock issued for:
Conversion of notes payable - related parties	163,694	164	6,219,839	-	-	6,220,003
Acquisition	54,000	54	3,549,946	-	-	3,550,000
Services	10,969	11	618,543	-	-	618,554
Share-based compensation	5,022	5	187,798	-	-	187,803
Change in comprehensive income (loss)	-	-	-	(13,028)	-	(13,028)
Net loss for the period	-	-	-	-	(3,435,312)	(3,435,312)

Balance - July 31, 2021	2,997,968	2,998	20,966,061	(33,198)	(32,258,585)	(11,322,724)

Stock issued for:
Conversion of shares issuable (liability)	692,130	692	6,229	-	-	6,921
Conversion of warrants	495,000	495	2,255	-	-	2,750
Services	1,875	2	799,172	-	-	799,174
Share-based compensation			32,381,309	-	-	32,381,309
Elimination of related party derivative liability	-	-	8,754,538	-	-	8,754,538
Change in comprehensive income (loss)	-	-	-	20,852	-	20,852
Net loss for the period	-	-	-	-	(38,825,357)	(38,825,357)

Balance - October 31, 2021	4,186,973	4,187	62,909,564	(12,346)	(71,083,942)	(8,182,537)

Stock issued for:
Services	1,875	2	294,338	-	-	294,340
Change in comprehensive income (loss)	-	-	-	(34,630)	-	(34,630)
Net loss for the period	-	-	-	-	(2,370,124)	(2,370,124)

Balance - January 31, 2022	4,188,848	$4,189	$63,203,902	$(46,976)	$(73,454,066)	$(10,292,951)

Balance - May 1, 2022	4,194,836	$4,195	$113,049,700	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	4,389,469	4,389	14,041,911	-	-	14,046,300
Acquisition	598,396	598	914,947	-	-	915,545
Services	25,000	25	35,225	-	-	35,250
Cash	1,048,750	1,049	4,193,951	-	-	4,195,000
Fractional share issuance	1,535	2	(2)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	58,139	-	58,139
Net loss for the period	-	-	-	-	(4,266,431)	(4,266,431)

Balance - July 31, 2022	10,257,986	10,258	132,513,357	113,101	(84,863,356)	47,773,360

Stock issued for:
Cashless exercise of warrants	30,000	30	(30)	-	-	-
Acquisition	1,923,920	1,924	(1,924)	-	-	-
Cash	1,018,510	1,019	(1,019)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	113,597	-	113,597
Net loss for the period	-	-	-	-	(11,023,567)	(11,023,567)

Balance - October 31, 2022	13,230,416	13,231	132,788,009	226,698	(95,886,923)	37,141,015

Stock issued for:
Services	6,000	6	1,830	-	-	1,836
Acquisition	306,739	307	(307)	-	-	-
Share-based compensation	-	-	191,261	-	-	191,261
Change in comprehensive income	-	-	-	(158,720)	-	34,377
Net loss for the period	-	-	-	-	(48,879,775)	(48,879,775)

Balance - January 31, 2023	13,543,155	$13,544	$132,980,793	$261,075	$(144,766,698)	$(11,704,383)

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

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: August 2, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: August 2, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
(Principal Financial Officer and Principal Accounting Officer)

