Form 10-K
period 2023-04-30
Connexa Sports Technologies Inc.
filed 2023-09-14
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on October 31, 2022, the registrant’s most recently completed second fiscal quarter, was approximately $2,920,045.96.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of September 14, 2023, was 24,148,532.

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

Fiscal Year Ended April 30, 2023

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

During April 2022, the Company determined that the technology utilized in the Foundation Sports acquired entity would take substantially more financial resources and more time to bring to market and achieve profitability than originally anticipated. As a result, the goodwill and intangible assets related to Foundation Sports were fully impaired as of April 30, 2022, resulting in an impairment loss of $3,486,599. In addition, during April 2022 the Company decided to sell a portion of Foundation Sports. The Company continued to classify Foundation Sports in continuing operations, until December 5, 2022 when it sold 75% of Foundation Sports back to the original owners at which time it deconsolidated this subsidiary and recorded a loss on the sale. The Company also determined to dispose of the PlaySight entity during the year ended April 30, 2023. The Company completed the sale in November 2022 and recorded a loss on the sale at that time.

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

The reason for the entry into the Agreement and the transactions contemplated thereby was to eliminate the need for the Company to provide further financing for PlaySight’s operations.

On December 5, 2022, the Company assigned 75% of its membership interest in Foundation Sports to Charles Ruddy, its founder and granted him the right for a period of three years to purchase the remaining 25% of its Foundation Sports membership interests for $500,000 in cash. As of December 5, 2022, the results of Foundation Sports will no longer be consolidated in the Company’s financial statements, and the investment was accounted for as an equity method investment. On December 5, 2022, the Company analyzed this investment and established a reserve for the investment at the full amount of $500,000. The Company intends to enter into a database access and marketing agreement with Foundation Sports pursuant to which Foundation Sports will (i) provide the Company with sporting or racquet facility information and contact data of its customers (subject to applicable law) and (ii) publish any promotional content, call to action, survey or similar promotional communications provided by the Company to Foundation Sport’s customers for its Customers to promote said material to their extended network of consumers in exchange for 7% of any gross revenue to be generated from such activities.

On March 7, 2023, Slinger Bag entered into an exclusive distribution agreement for Padel Tennis with a company located in Valencia, Spain called with Desarrollo y Promocion de Padel S.L. This agreement is contracted to deliver approximately $20million in revenue over a 5-year period.

Delinquency Notices

On October 10, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Nasdaq notice indicated that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company would be provided 180 calendar days, or until April 10, 2023, to regain compliance. If the Company were to fail to regain compliance with the Bid Price Rule before April 10, 2023, the Company may be eligible for an additional 180-calendar day compliance period. The Company failed to regain compliance with the Bid Price Rule by April 10, 2023 and requested and received an additional period of 180 days until October 9, 2023 to regain compliance with the Minimum Bid Price Requirement. The Company is in the process of obtaining shareholder consent to effect a reverse split of its shares of common stock. If granted, the Company will initiate a reverse split as soon as reasonably practical thereafter in an attempt to regain compliance with the Minimum Bid Price Requirement.

On July 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million (the “Minimum Stockholders’ Equity Requirement”). The Company timely submitted a compliance plan to the Panel and on August 23, 2023 received notice from Nasdaq that it has until January 22, 2024 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement.

There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements, regain compliance with the Rule, the Minimum Stockholders’ Equity Requirement, and the Minimum Bid Price Requirement, and maintain compliance with other Nasdaq listing requirements.

Operations

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

Recent Events

On September 13, the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,018,510 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2022, and, (ii) 11,802,002 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00001 per share, (iii) 12,820,512 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $0.39 per share, (iv) 25,641,024 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $0.43 per share and (v) 18,099,548 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $0.221 per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date.

Industry Overview

Over the next five years, we believe that there will be a significant increase in demand from sports consumers for AI (artificial intelligence) technology that will play an integral role in supporting their enjoyment of their chosen sport through personalized insights and analytics and associated self-coaching tools.

Over the course of the next twelve months, we will be focused on reaching the global tennis, padel tennis and pickleball communities as our primary target markets. The ITF cites the global tennis market as having 80 million active participants, with many million other consumers being acknowledged as avid fans of the sport. Pickleball is now widely recognized as the fastest growing sport in the United States with over 5 million regular players and Padel Tennis is also seeing significant participant growth throughout Europe and South America primarily. Currently it is estimated that there are up to as many as 10 million Padel players globally. In addition, we will also be looking to introduce to the Tennis market an upgraded Tennis Launcher and towards the latter end of the year we aim to be in a final test phase of our Baseball / Softball Launcher consumer testing, as we see this market as a significant future growth opportunity.

Manufacturing and Distribution

Production of the Slinger Bag Launcher is based in southern China. We are engaged with 10 individual part suppliers, and all of these parts come together at our contracted assembly facility in Xiamen, China, where the Launchers are assembled and quality control checked before being processed for global distribution.

Our manufacturing capacity is estimated at approximately 5,000 units monthly. This capacity will be shared across our three Slinger Bag Launcher products– tennis, pickleball, and padel. The pickleball product was introduced to the market in March 2023 and was followed by Padel Tennis in June 2023.

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

We have created a global distribution network, and all shipments of our products made to distributor markets outside of the United States and Canada are shipped free-on-board (“FOB”) from Xiamen, China, at which point they enter into the ownership of the distributors and become their responsibility. South American distributors are sometimes serviced from our US warehouse locations and European distributors continue to be able to place replacement orders through a small third-party distribution facility located in Rotterdam, Netherlands.

Additionally, we ship our Slinger-Dunlop co-branded tennis balls produced by Dunlop (the largest global supplier of tennis balls) to the United States to be sold via our e-commerce platform or directly from source to our distributor network for further distribution around the world.

Gameface is a software-as-a-service company and, as such, has no direct procurement or supply chain requirements.

Strategy

Slinger Bag Launchers for tennis, pickleball and padel

In introducing the Slinger Bag Launcher, we saw an opportunity to disrupt the traditional tennis market. Through until March 2023 Slinger Bag has been a single product company marketing its Tennis Launcher for tennis players of all ages and abilities. Currently, approximately 70% of Slinger Bag Tennis Launcher revenues are generated through our direct-to-consumer strategy in North America. We operate a third-party distributor structure in all markets outside of North America. Distributor partners have exclusive territories and / or product categories. We endeavor to partner with distributors who have a recognized background within the tennis, pickleball or padel industries for their respective market, along with them having the requisite financial capacity and service infrastructure to grow the Slinger Bag brand through a similar go-to-market strategy as is operated directly by the Slinger Bag business in North America. All distributors purchase Slinger Bag Launchers at a discounted distributor pricing structure, which is considerably lower than the US consumer price, and are responsible for placing their product orders up to 3 months in advance of their delivery requirement. As part of this distributor program, in April 2023 we appointed a global distribution partner for Padel Tennis - Desarrollo y Promocion de Padel S.L., a division of Manza Sport based in Valencia, Spain – a company that has over 20 years of experience in the global Padel market as a leading supplier of Padel courts.

The United States market will remain predominantly a direct-to-consumer market for Slinger Bag for all sport verticals.

As the largest tennis and pickleball market in the world with 17.4 million tennis players and over 5 million pickleball players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Direct-to-consumer e-commerce sales are further supplemented by one or more third-party internet sites focused on either the tennis or the pickleball market. The Unites States market is served by third-party logistics facilities in West Columbia, South Carolina and Reno, Nevada, which are operated by two of our logistics partners. All end consumer service support is currently managed by a small service team based in Canada. All distributor partners are managed and supported by our distributor manager located in Israel.

Gameface

Gameface will provide the consumer with access to analytics data through a sport specific automated AI platform that analyzes and extracts data from uploaded consumer or team videos. Gameface has successfully launched this technology previously in Cricket in Australia and is working to introduce to the market a unique application for Tennis. Once tested and established in Tennis, this technology can easily be adapted for other racquetsports, baseball, cricket and other sports verticals. Gameface’s core capabilities are delivered through a compatible single camera or smart phone, which allows us to build scalable solutions for the sports market without relying on specific hardware or camera types.

We envision Gameface as a product and technology that will be at the heart of ‘powering’ the Connexa portfolio of brands. We also see Gameface technology as a driver of real-time data and analytics for Connexa’s core sport focus – across all racquetsports, baseball and cricket – coupled with partnerships with external brands and other strategic partners for its applications for all other sports, outside of these core categories.

Gameface initially focused its technology on the cricket and soccer markets, where it has built an automated platform to extract various data points from live and archived match footage. The Gameface team has been dedicated to building its technology to deliver performance insights in tennis, which will form the core of our new Slinger app, which is planned to be launched in late 2023. After launching the tennis app, Gameface plans to revisit the cricket vertical and enhance its technology offering based on the advances made in its tennis AI, which will broaden and deepen its reach across the cricket world. In 2024 and going forward, Gameface expects to dedicate resources to baseball analytics and identifying strategic partners for other high-profile team sports such as basketball and soccer. We also intend to license technology to validated global partners in sports verticals that remain non-core to Connexa with the aim to become the recognized leader in sports AI globally.

Connexa Brand Marketing

With the go-to-market strategy for Slinger Bag focused on its core North American tennis and pickleball markets as a direct-to-consumer business e-commerce brand, all in-house marketing activity and advertising media is centered around a consumer push to the Slinger Bag e-commerce platform at https://www.slingerbag.com/ and then working to convert brand or product interest to purchases. Based on the target tennis and pickleball demographic, our marketing focus centers around three core marketing pillars: digital advertising; influencers and brand ambassadors. Our marketing efforts also focus on core targeted social media platforms such as Facebook, Google, Instagram and You Tube.

Using demographic data for tennis and pickleball and following a period of advertising testing, our digital advertising spend is focused mainly towards Facebook and Google platforms.

In addition to our paid marketing activities, Slinger Bag relies on the expertise of our small internal team to build out a network of ‘followers’ across various social media platforms – mainly Instagram, Facebook, You Tube and LinkedIn. Slinger Bag has significant numbers of its consumers who are avid fans of our brand and fully engaged in generating Slinger Bag related social media content through their own means.

Since inception, Slinger Bag has built up a base of in excess of 60,000 users of Slinger Bag. Through our acquisition and retained interest in Foundation Sports we have access to Foundation’s database of over 500,000 avid tennis players. We use email marketing to engage with this groups a few times per annum in order to generate additional sales interest. Ultimately, this group will also form the core target consumer market for our upcoming launch of the Slinger Tennis App.

The Slinger Bag brand ambassador team has also been integral to the overall brand marketing strategy through their support of our product and by creating and sharing their user content, representing themselves as affiliated with the brand and through their personal appearances at events, tournaments, etc. During the fiscal year that ended on April 30, 2022, our ambassador team included: Tommy Hass, Robert Bryan, Darren Cahill, Eugenie Bouchard, Patrick Mouratoglou, Dustin Brown and the Jensen brothers. All ambassador arrangements terminated prior to the date hereof, which means that we no longer have any active tennis ambassadors.

Similar prominent ambassadors are being identified for both pickleball in the United States of America and by our exclusive padel distributor for the global padel market and are expected to be in place and active over the coming months.

Outside of our core marketing strategy, Slinger Bag has taken advantage of numerous opportunities to partner with key brands in the tennis and pickleball spaces and/or to advertise at key tennis or pickleball related events.

Additionally, through our management team’s close association to the tennis industry, we have been able to provide many touring professionals with a Slinger Bag Launcher for their personal use. These arrangements were non-contractual product seeding opportunities. Players have occasionally posted on social media about their use of the Slinger Bag Launcher, which, based on their significant social media followings, have supported the growth of the Slinger Bag brand awareness.

To support the Slinger Bag marketing program, we have engaged the following agencies:

●

Ad Venture Media Group, a New York based PPC (pay-per-click) agency whose work is grounded in scientific analysis of consumer data and consumer trends. Ad Venture Media leads all of our paid digital and social media advertising activities for Slinger Bag on a performance-based fee structure.

●	We have partnered with Team Activations through their Team HQS portal to manage an affiliate marketing program geared towards US-based teaching professionals, players, juniors and events, in the United States tennis and pickleball markets. This target market is provided with unique affiliate marketing links and encouraged to create content and to share it on their social media accounts and in other such communities that they are connected to, in order to receive an affiliate marketing fee based on revenues generated by consumers purchasing Slinger Bag products attributable to them, via their direct link.

Each distributor is also conducting its own Slinger brand marketing program. All efforts in this regard are aimed at reaching the avid tennis player directly and are focused on ensuring that the Slinger Bag brand message is consistent around the globe. Slinger Bag supports all of its brand distributors with full access to all of the company’s marketing partners, brand assets, as well as with direct contact to our internal marketing team.

Our marketing budget is primarily funded by, or determined in accordance with, the distributor partner and is linked to the distributors annual purchase objectives. Each distributor executes local grassroots programs, including demonstration days, local teaching pro partnerships, specialist tennis network communications, providing Slinger Bag product locally as necessary to the local market key influencers across tennis, pickleball and padel to further increase the intensity of the influencer effort and broaden consumer awareness. Typically, we support these activities with either discounted products or certain quantities of free products. Distributor marketing budgets are allocated to Google, Facebook, Instagram, YouTube and other relevant websites or platforms in their region, and several are supported, approved and /or overseen by AdVenture Media Group where applicable.

Brand Endorsements

In 2021 we reached agreements with several globally recognized tennis players and coaches to become brand ambassadors, but those agreements terminated in the first two calendar quarters of 2023.

We are now in the process of re-evaluating this program and of potentially either renewing a select core group or identifying new ambassadors for our tennis activities and for relevant ambassadors to support our Pickleball and Padel category activities.

We have also engaged with the following organizations to promote our Slinger brand and products.

Peter Burwash International (“PBI”), a United States-based, highly respected, global tennis services company set up by Peter Burwash some 35 years ago. PBI provides tennis programs and other tennis services to over 28 of the global luxury resorts. Slinger Bag Launchers are available to use at each resort and the PBI team will be actively promoting the Slinger brand as part of our affiliate marketing activity.

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

Details of such partners announced and active include:

●	Dunlop: We have entered a strategic partnership with one of the most iconic tennis brands in the world, Dunlop, for the supply of co-branded Slinger-Dunlop tennis balls across the globe.

●	Peter Burwash International: An organization providing coaching and tennis services to high-level, high-quality hotels, resorts and tennis facilities across the globe.

●	Tennis Europe: In partnership with our European distributor, Dunlop, Slinger Bag is the official tennis ball launcher of the Tennis Europe organization. Tennis Europe provides a platform for 60,000 aspiring junior tennis players to compete in age-group categorized events.

●	Country Federations: Slinger Bag is an official partner of the UK Lawn Tennis Association (“LTA”).

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

Competition

Slinger Bag Launcher

There are currently no direct competitors with products that are similar to the Slinger Bag Launcher, based on its affordability and tennis bag functionality. There are, however, other companies that market traditional tennis ball machines, including the following brands:

●	Nisplay
●	Spinshot
●	Lobster Sports – Tennis, Pickleball and Padel
●	Spinfire
●	MatchMate
●	Sports Tutor - Tennis, Pickleball and Padel
●	Silent Partner
●	Hydrogen Proton
●	Playmate
●	Erne Pickleball
●	Simon X Pickleball
●	Padelmaster - Padel

Gameface

There are currently no competitors for our cricket and tennis AI analytics product that are similar to the cricket technique analysis app or the Slinger app (currently in beta testing), based on functionality and affordability.

There are, however, other companies that offer analytics using AI across different sports and at different levels, including Track160 (football), Second Spectrum (basketball), Hawk Eye (tennis/football/cricket), Swing Vision (tennis), Home Court (basketball), and Golf Boost Ai (golf).

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

Gameface

Gameface is currently working to prepare AI-related patent applications, which are expected to include the United States, EU, China, Japan, India and Australia.

Seasonal Business

We expect to experience minor fluctuations in aggregate sales volume during the year. We expect revenues in the first and fourth fiscal quarters to typically exceed those in the second and third fiscal quarters. However, the mix of product sales across our group may vary considerably from time to time as a result of changes in seasonal and geographic demand for tennis and other sports equipment and in connection with the timing of significant sporting events, such as any Grand Slam tennis tournament and, over time, other sports competitions and in relation to new product market launches.

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

Research and Development

Slinger Bag

Slinger Bag is working with our vendor management partner, Stride Innovation, and our China based vendors to produce ball launchers for new market segments, such as Pickleball, Padel and Baseball/Softball. These efforts are collaborative and based on a detailed product brief and in-depth market and consumer research for each product category. The development timetable of the Slinger Bag Launcher for the new market segments from concept to market launch is approximately 18 months and includes at least 2 rounds or in-market field testing.

We are currently field testing our new our Baseball / Softball launchers, which are expected to be introduced to the market in 2024. We plan to introduce similar transportable, versatile and affordable ball launchers for cricket and other ball sports over the course of the next three years.

In regard to development of our pending performance and analytics app, the development team of Gameface is working to create a Tennis specific analysis code for the app. We have also contracted with a design agency to build the road map for the user experience based on the technology being developed.

Gameface

Gameface is involved in additional research and development of building methods to extract data reliably and more accurately from videos. A large part of our research also includes identifying and associating extracted data points of athlete performance. Gameface is currently field testing its new data visualization techniques to represent data in tennis and cricket, which are expected to be introduced late in 2023.

Quality Control

Quality control is a critical function within our company.

As a relatively new brand in the market, our business enterprise success will in part dependent on the quality and consistency of our products. Slinger Bag has engaged Stride-Innovation, a company with in-depth experience working with ball sport companies such as ours, has the knowledge, resources and 20 years of experience in working with Chinese vendors of sports equipment.

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

Vendors

Slinger Bag works only with and through third-party suppliers. Slinger Bag has a formal supply of service agreement in place with our vendor management partner, Stride-Innovation, for a wide range of support and services. We have a written agreement in place with our main assembly vendor partner, Xiamen Ruicheng Industrial Design Co., Ltd.

Stride-Innovation quality control teams regularly visit each of our vendor facilities and monitor production, employee conditions and welfare, and undertake quality control testing. We do not utilize or condone the use of child labor of any kind in the production of our products.

Employees

As at the date of this report, we have 9 full-time employees spread across Israel, USA, Australia and the UK. Management believes its relations with employees is good. We also hire part-time employees and engage consultants to support our operations as needed.

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

Gameface is primarily a software based company. As a result of the nature of its business, in the time that that we owned Gameface we have not seen any material impact on its business because of any Covid related issues.

Ukraine War

The impact of the Ukraine ware has been limited on the Company with the direct impact being seen through those distributors bordering the war zone who have seen a significant decline in demand.

Gameface – no direct impact seen on this business to date.

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

We expect to derive substantially all of our net sales from sales of branded products and services we own, including Slinger and Gameface. The reputation and integrity of our brands are essential to the success of our business. We believe that our consumers value the status and reputation of brands we promote, and the superior quality, performance, functionality and durability that our brands represent. Building, maintaining and enhancing the status and reputation of our brands’ image is important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote our brands, which, in turn, depends on factors such as the quality, performance, functionality and durability of our products and services, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may decide to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful.

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

We are focused on developing an integrated Play and Learn platform under our Connexa brand. The Platform will bring together our owned offerings of Gameface and Slinger Bag under the umbrella of the Connexa brand. We believe our success will in large part depend on our ability to develop a cohesive platform that integrates elements of performance analysis from each. We may face difficulties integrating the technology and offerings from each brand in order create a cohesive business. For example, users of the Slinger Bag may view us a sporting goods company and choose not to engage with our technology offerings from the Gameface brand, and users of our Gameface AI app services may not purchase our ball launchers.

Our current growth strategy depends on our ability to continue to expand our reach geographically in a number of international regions in Asia, Europe, North America, Africa and Australia. This growth strategy is contingent upon our ability to introduce our products to new markets. The implementation of higher tariffs, quotas or other restrictive trade policies in any international regions in which we seek to operate could adversely affect our ability to commence new international operations, which could have an adverse impact on our growth strategy. Further, consumer demand behavior, as well as tastes and purchasing trends, may differ in various countries and, as a result, sales of our products may not be, or may take time to become, successful, and gross margins on those net sales may not be in line with what we currently experience. Our ability to execute our international growth strategy, especially where we are not yet established, depends on our ability to understand regional market demographics, and we may not be able to do so.

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

Part of our growth strategy is to introduce new consumers, including young consumers, to our brands. If we are unable to attract new consumers, including young consumers, our business and results of operations may be adversely affected as our core consumers’ age increases and purchasing frequency decrease. Initiatives and strategies intended to position our brand to appeal to new and young consumers may not appeal to our core consumers and may diminish the appeal of our brand to our core consumers, resulting in reduced core consumer loyalty. If we are unable to successfully appeal to new and young consumers while maintaining our brand’s image with our core consumers, then our net sales and our brand image may be adversely affected.

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

With the acquisition of Gameface, we are slowly transforming from a sports products only company to offering an additional sports technology platform focused on the Play & Learn Platform. If we are unable to successfully integrate this new technology with our existing products, we may not realize the benefits of the Gameface acquisition and / or our relationships with Foundation, and our business may be materially adversely affected.

Prior to our acquisition of Gameface, we focused on the production and sale of the Slinger Bag. Now our focused has shifted to the Play and Learn integrated platform which includes the analysis and AI offered by Gameface. The Play and Learn Platform requires integration of the capabilities of our existing business with those of Gameface. we may not realize the benefits of the Gameface acquisition and our business may be materially adversely affected.

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

The Company’s management has determined that there is substantial doubt about the Company’s ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2023 and 2022 included an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) the Company has a working capital deficit as of April 30, 2023, used cash in operations for the fiscal year ended April 30, 2023 of $6,365,389 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending April 30, 2023 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

We have limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our deficiency in working capital on April 30, 2023 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase product sales, increase production, obtain inventory financing, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

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

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $500,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we no longer qualify as a “smaller reporting company”.

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

Customers may experience difficulty in integrating Gameface with third-party applications, which would inhibit sales.

Gameface may serve a customer base with a wide variety of constantly changing hardware, operating system software, packaged software applications and networking platforms. If Gameface fails to gain broad market acceptance due to its inability to support a variety of these platforms, our operating results may suffer. Our business depends, in part, on the following factors:

●	Our ability to integrate Gameface with multiple platforms and existing systems and to modify our product as new versions of packaged applications are introduced;

●	Access to application program interfaces for the third-party software products that are integrated with our products; and

●	Our ability to anticipate and support new standards.

Lack of cooperation from Vendors of the software we use in Gameface and other products may interfere with the use of Gameface apps and inhibit our business

Application program interfaces provide the instructions that are required to transfer information into and out of an application and trigger the specific characteristics of that application. These instructions are needed to create adapters between Gameface and third-party software products, but access to application program interfaces is controlled by the vendors of these applications. If the application vendor denies or delays our access to application program interfaces, our business may be harmed. Some application vendors may become competitors or establish alliances with our competitors, increasing the likelihood that we would not be granted access to their application program interfaces. Furthermore, we may need to modify Gameface or develop new adapters in the future as new applications or newer versions of existing applications are introduced. If we fail to continue to develop adapters or respond to new applications or newer versions of existing applications in a timely manner, our business could suffer.

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

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. In addition, under the terms of certain loan agreements between the Company and its lenders, the Company, we may not make any distributions until these loan agreements are repaid in full. At this time, such loans have not been repaid in full. As a result, you should expect to receive a return on your investment in our common shares only if the market price of our common stock increases, which may never occur.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

As of April 30, 2023, we had 13,543,155 outstanding common shares. Of these shares, 5,734,294 shares were in the public float. The remaining 7,808,861 shares common stock outstanding were “restricted securities” within the meaning of Rule 144. In addition, on September 8, 2021, we filed a registration statement with the SEC to register an additional 1,640,000 shares of common stock, which was declared effective on January 27, 2022. On September 28, 2022, we issued (i) 1,018,510 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 11,802,002 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $0.39 per share of the common stock and associated common stock warrant and $0.3899 per Pre-Funded Warrant and associated common stock warrants. The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 12,820,512 shares of common stock at an exercise price of $0.39 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and warrants to purchase 25,641,024 shares of common stock at an exercise price of $0.43 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “September Warrants”. On January 6, 2023, the Company issued warrants to purchase 18,099,548 shares of the Company’s common stock (the “January Warrants”). The January Warrants have an exercise price per share equal $0.221. The issuance of the January Warrants at an exercise price of $0.221 reset the exercise price of the Noteholder Warrants (as defined below) to $0.221 per share from the original exercise price of $30.00. We may have to further reset the exercise price of the September Warrants, the January Warrants and the Noteholder Warrants to a lower price in the event that we are declared to be in default of the terms of such warrants or related agreements by the holders thereof and we are required to do in negotiations with the holders of such warrants. Sales of the shares underlying the Pre-Funded Warrants, the September Warrants, the January Warrants and the Noteholder Warrants in the public market after the date hereof, or the perception that these sales could occur, could reduce the market price of our common stock. Additional sales of our common shares in the public market after the date hereof, or the perception that these sales could occur, could reduce the market price of our common stock.

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

Certain of the Company’s large shareholders, including our officers and directors, represented approximately 30% of the Company’s voting rights as of April 30, 2023. Therefore, these shareholders would be able to exert significant influence over certain matters, including matters that must be resolved by the general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interests of these shareholders may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that these shareholders may seek to pursue.

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

As of April 30, 2023, Yonah Kalfa beneficially owned approximately 14.7% of our common stock outstanding. The shares may become available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

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

As described above under “Item 1. Business—Recent Developments,” Nasdaq informed us on October 10, 2022, that we were not in compliance with the Bid Price Rule and that we had until April 10, 2023 to regain such compliance. The Company failed to regain compliance with the Bid Price Rule by April 10, 2023 and requested and received an additional period of 180 days until October 9, 2023 to regain compliance with the Minimum Bid Price Requirement. To do so, our Board of Directors is contemplating a 1-for-10 to 1-40 reverse stock split. The effect of a future reverse stock split, if any, on the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that the prices for shares of the common stock after a future reverse stock split will increase proportionately to prices for shares of our common stock immediately before a reverse stock split. The market price of our common stock may also be affected by other factors which may be unrelated to a future reverse stock split or the number of shares outstanding.

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

We have listed the shares of our common stock on the Nasdaq, under the symbol “CNXA.” As such we are subject to, among other things, our fulfilling all of the listing requirements of the Nasdaq. In addition, Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. As described above under “Item 1. Business—Recent Developments,” Nasdaq informed us that we are deficient with respect to several continued listing criteria. Failure to maintain our listing (i.e., being de-listed from the Nasdaq), would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

We have received notices of delinquency from the Nasdaq for violations of listing rules and there is no assurance that we will regain compliance and maintain our listing on the Nasdaq.

On October 10, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Nasdaq notice indicated that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company would be provided 180 calendar days, or until April 10, 2023, to regain compliance. If the Company were to fail to regain compliance with the Bid Price Rule before April 10, 2023, the Company may be eligible for an additional 180-calendar day compliance period. The Company failed to regain compliance with the Bid Price Rule by April 10, 2023 and requested and received an additional period of 180 days until October 9, 2023 to regain compliance with the Minimum Bid Price Requirement. The Company is in the process of obtaining shareholder consent to effect a reverse split of its shares of common stock. If granted, the Company will initiate a reverse split as soon as reasonably practical thereafter in an attempt to regain compliance with the Minimum Bid Price Requirement.

On July 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million (the “Minimum Stockholders’ Equity Requirement”). The Company timely submitted a compliance plan to the Panel and on August 23, 2023 received notice from Nasdaq that it has until January 22, 2024 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement.

There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements, regain compliance with the Rule, the Minimum Stockholders’ Equity Requirement, and the Minimum Bid Price Requirement, and maintain compliance with other Nasdaq listing requirements. If the Company’s common stock ceases to be listed for trading on the Nasdaq Capital Market, the Company would expect that its common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

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

ITEM 3. LEGAL PROCEEDINGS

On February 8, 2023, Oasis Capital, LLC (“Oasis”) filed a complaint against the Company in the United States District Court for the Southern District of New York seeking damages (i) in the amount of $764,647.53 in for an alleged breach of the terms of the 8% senior convertible note and the securities purchase agreement entered into between Oasis and the Company in connection with the Note (as defined below), which in December 2021 was increased to $600,000 in principal amount (the “Note”) and (ii) an unspecified amount of damage for an alleged breach of the exclusivity provisions of a term sheet that the Company and Oasis entered into on July 7, 2022 plus an actual damages in an amount to be proven at trial, interest and costs, reasonable attorney’s fees and such other legal and equitable relief as the court deems just and proper. On June 30, 2023, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss this complaint but with leave to amended complaint. On July 31, Oasis filed an amended complaint against the Company and its Chief Executive Officer, Mike Ballardie, seeking damages in an amount to be proven at trial, interest and costs for breach of fiduciary duty and violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The Company believes the claims made in the amended complaint are without merit and the Company and Mike Ballardie are vigorously defending itself.

Except for the Oasis lawsuit against Mike Ballardie, we know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of April 30, 2023, our shares of common stock were quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “SLBG” (since November 2019). On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. and a ticker symbol change from “SLBG” to “CNXA”. On June 15, 2022, the Company uplisted its shares of common stock to the Nasdaq Capital Market where its shares of common stock now trade.

Quarter Ended	High Bid	Low Bid
April 30, 2023	$0.18	$0.15
January 31, 2023	$0.25	$0.22
October 31, 2022	$0.27	$0.23
July 31, 2022	$1.08	$0.87

Quarter Ended	High Bid	Low Bid
April 30, 2022	$13.50	$13.50
January 31, 2022	$15.80	$14.30
October 31, 2021	$30.80	$29.00
July 31, 2021	$33.90	$30.80
April 30, 2021	$52.30	$50.30

Holders of Record

On September 14, 2023, there were 239 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since May 1, 2022, the Company has issued an aggregate of 6,881,655 shares of its common stock consisting of:

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

The Company used the net proceeds from the Loan and Security Agreement to pay expenses, including accounting and legal fees, relating to the registration of certain previously issued securities of the Company, which securities were issued to an affiliate of the Agent, and following the payment of such expenses, to fund the Company’s operations.

On May 23, 2023, Connexa Sports Technologies Inc. (the “Company”) issued the following shares of its common stock (“Shares”) to the following persons in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering:

1.	2,700,000 Shares to vendors in exchange for a reduction of $270,000 in the amount owed to such vendors;
2.	790,000 Shares to Mike Ballardie, the Company’s chief executive officer and director, pursuant to an exercise of warrants by Mr. Ballardie;
3.	290,000 Shares to Yona Kalfa, the Company’s chief innovation officer and director, pursuant to an exercise of warrants by Mr. Kalfa;
4.	6,000 Shares to ambassadors as compensation to such ambassadors under their ambassador agreements; and
5.	54,000 Shares to the former owner and staff of Foundation Sports Systems, LLC (“Foundation”) as final payment to such persons for 100% of the membership interests of Foundation pursuant to the Membership Interest Purchase Agreement between the Company and Charlie Ruddy dated June 18, 2021.

On June 8, 2023, the Company issued (i) 1,500 shares to an ambassador as compensation to such ambassador under its ambassador agreement and (ii) 1,737442 shares to a lender (the “Lender”) in connection with the conversion of the outstanding principal amount of a $1,000,000 2.25% Promissory Note due April 30, 2021 into shares of common stock of the Company in exchange for a sufficient amount of shares of the Company to realize $1,500,000 in proceeds from the sale of shares of the Company’s common stock (the “Lender”).

On June 20, 2023, the Company issued 272,332 shares of common stock to the Lender in connection with the Conversion.

On July 26, 2023, the Company issued 1,737,442 shares of common stock to the Lender in connection with the Conversion.

On August 1, 2023, the Company issued 1,241,658 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On August 17, 2023, the Company issued 75,003 shares of common stock to Rodney Rapson as compensation for Mr. Rapson’s advisory services under the advisory agreement between the Company and Mr. Rapson.

On August 31, 2023, the Company issued 1,700,000 shares of common stock to the Lender in connection with the Conversion.

The company used the net proceeds it received from its registered offering on June 14, 2022 (i.e., $4,195,000) for the following purposes (dollars in thousands):

Use of Net Proceeds
Working Capital	$3,195
Repayment of Midcity Capital loan (1)	$500
Payment to Mr. Shaik (2)	$500

(1)	For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Description of Indebtedness—Loan Agreements.”
(2)	For more information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview—Gameface Acquisition.”

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

On December 5, 2022, the Company assigned 75% of its membership interest in Foundation Sports to Charles Ruddy, its founder and granted him the right for a period of three years to purchase the remaining 25% of its Foundation Sports membership interests for $500,000 in cash. As of December 5, 2022, the results of Foundation Sports were no longer be consolidated in the Company’s financial statements, the Company recorded a loss on the sale and the investment is now accounted for as an equity method investment. On December 5, 2022, the Company analyzed this investment and established a reserve for the investment at the full amount of $500,000.

On November 27, 2022, the Company entered into a share purchase agreement (the “Agreement”) with PlaySight, Chen Shachar and Evgeni Khazanov (together, the “Buyer”) pursuant to which the Buyer purchased 100% of the issued and outstanding shares of PlaySight from the Company in exchange for (1) releasing the Company from all of PlaySight’s obligations towards its vendors, employees, tax authorities and any other (past, current and future) creditors of PlaySight; (2) waiver by the Buyer of 100% of the personal consideration owed to them under their employment agreements in the total amount of U.S. $600,000 (which would have been increased in December 2022 to U.S. $800,000); and (3) cash consideration of U.S. $2 million to be paid to the Company as follows:

(i)	a promissory note in the amount of U.S. $2 million issued and delivered to the Company (the “Promissory Note”).

(ii)	The maturity due date of the Promissory Note is December 31, 2023 subject to a one year extension in the discretion of the Buyer until December 31, 2024.

(iii)	The Promissory Note can be partially paid over the time, but in the event it is not paid in full by December 31, 2024, then the remaining amount due (i.e. U.S. $2 million less any amount paid), will be converted into ordinary shares of PlaySight (the “Deposited Shares”), which will be deposited with the escrow company of Altshuler Shaham Trust Ltd. (the “Escrow Agent”) for the benefit of the Company or, at the election of the Company, issued in the form of a stock certificate or recorded in some other market-standard format to be held by the Escrow Agent.

(iv)	The number of the Deposited Shares shall be determined according to the post-money valuation of the last investment round of the Company, and in the absence of such investment round, the total number of the Deposited Shares shall be $2 million divided by the Company’s valuation to be determined at that time by a third party appraiser, to be nominated by both the Company and the Buyer (the “Appraiser”). The Company and the Buyer have agreed that the identity of the Appraiser shall be Murray Devine Valuation Advisers, to the extent their cost of the appraisal shall not be higher than the cost of other appraisers from the big 4 accounting firms (i.e., E&Y, KPMG, PWC and Deloitte). The Company and the Buyer have agreed to split the cost of the Appraiser.

The Company also released PlaySight from all of its obligations (except for those created by the Agreement) in respect of the Company, including any inter-company debts on the books, and the Buyer has released the Company from all of its obligations (except for those created by the Agreement) in respect of PlaySight and the Buyer.

The total loss on disposal of Foundation Sports and PlaySight amounted to $41,413,892 in the year ended April 30, 2023.

In April 2023, the Company determined that the technology utilized in Gameface would take substantially more financial resources and more time to bring to market and achieve profitability than originally anticipated. As a result, the goodwill and intangible assets related to Gameface were fully impaired as of April 30, 2023, resulting in an impairment loss of $11,421,817.

On September 13, the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,018,510 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2022, and, (ii) 11,802,002 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00001 per share, (iii) 12,820,512 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $0.39 per share, (iv) 25,641,024 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $0.43 per share and (v) 18,099,548 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $0.221 per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Gameface are collectively referred to as the “Company.”

The Company operates in the sports equipment and technology business. The Company is the owner of the Slinger Bag Launcher, which is comprised of a portable tennis ball launcher, a portable padel tennis ball launcher and a portable pickleball launcher and Gameface AI, providing AI technology and performance analytics for sports.

Critical Accounting Policies and Estimates

The critical accounting policies relate exclusively to our continuing operations.

Basis of Presentation

The consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Gameface for the years ended April 30, 2023 and 2022. All intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets and Goodwill

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. Long-lived assets and goodwill related to Gameface in the amount of $11,421,817 were fully impaired as of April 30, 2023, resulting in an impairment loss.

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

Results of Operations for the Years Ended April 30, 2023 and 2022

The following are the results of our operations for the year ended April 30, 2023 as compared to April 30, 2022:

	For the Years Ended April 30,
	2023	2022	Change ($)	Change (%)

Net sales	$9,922,799	$16,102,672	$(6,179,873)	-38%
Cost of sales	7,144,335	11,878,010	(4,733,675)	-40%
Gross profit	2,778,464	4,224,662	(1,446,198)	-34%

Operating expenses:
Selling and marketing expenses	1,928,198	3,447,570	(1,549,372)	-45%
General and administrative expenses	22,743,877	46,718,986	(23,975,109)	49%
Research and development costs	65,164	736,141	(670,977)	-91%
Total operating expenses	24,737,239	50,932,697	(26,195,458)	49%

Loss from operations	(21,958,775)	(46,708,035)	24,749,260	-53%

Other expenses (income):
Amortization of debt discount	(4,095,030)	8,150,284	4,055,254	-50%
Loss on extinguishment of debt	-	(7,096,730)	7,096,730	-100%
Loss on issuance of convertible notes	-	(5,889,369)	5,889,369	-100%
Gain on change in fair value of derivative liability	10,950,017	18,557,184	(7,607,167)	-41%
Gain on change in fair value of contingent consideration	-	4,847,000	(4,847,000)	-100%
Derivative Expense	(8,995,962)		(8,995,962)	-100%
Interest expense - related party	(293,090)	165,558	(127,532)	77%
Interest expense	(884,985)	(1,920,183)	1,035,198	-54%
Total other (income) expense	(3,319,050)	(182,060)	(3,501,110)	-1,923%
Net loss from Continuing Operations	$(25,227,825)	$(46,525,975)	$21,248,150	-46%

Net sales

Our net sales during the year ended April 30, 2023 were $9,922,799, compared to net sales of $16,102,672, in the same period to April 30, 2022, a reduction of -38%. Net sales consisted partially of shipped orders related to new orders placed and fulfilled to consumers via our online marketplace and to our international distributors. The significant decrease in our online consumer marketing of Slinger Bag, coupled with the general marketplace impact resulting from the increased consumer social mobility following the lifting of all covid -related restrictions contributed to the significant decrease in sales.

Cost of sales

Our cost of sales during the year ended April 30, 2023 were $7,144,335, compared to $11,878,010 for the period to April 30, 2022, a reduction of -40%. Cost of Sales represents the costs of units shipped during the period. This reduction in Cost of Sales is a direct result of the reduction in net sales. This resulted in a gross profit of $2,778,464, or 28.00%. compared to a gross profit of $4,224,622, or 26.24% for the period to April 30, 2022. The 4.28% in gross profit margin can be attributed to a combination of a reduction in transportation costs from Asia, compared to the same period in 2022, coupled with a small increase in average selling price of the Slinger Bag units.

Selling and marketing expenses

During the year ended April 30, 2023, we incurred selling and marketing expenses of $1,928,198 compared with $3,477,570 during the year ended April 30, 2022, a reduction of -45%. This decrease is largely driven by a decrease in social media advertising, sponsorships, and other investments in our public relations presence based on lower cash flows being generated by lower sales.

General and administrative expenses

General and administrative expenses consist primarily of compensation, including share-based compensation, and other employee-related costs, as well as legal fees and fees for professional services. During the year ended April 30, 2023, we incurred general and administrative expenses of $22,743,877 compared with $46,718,986 during the year ended April 30, 2022, a reduction of -51%. The decrease in general and administrative expenses is largely due to a reduction in our share based compensation that resulted in an expense of $31,727,091, and our impairment loss on the intangible assets and goodwill of Gameface of $11,421,817 in the year ended April 30, 2023.

Research and development costs

During the year ended April 30, 2023, we incurred research and development costs of $65,164 compared with $736,141 during the year ended April 30, 2022. This decrease is mainly driven by our need to pause all development activity in the period due to limited cash flow being available for investment.

Other expenses

During the year ended April 30, 2023, we recorded a gain on change in fair value of derivatives of $10,950,017, compared to $18,557,184 during the year ended April 30, 2022. $0 gain on change in fair value of contingent consideration and $4,847,000 was recorded during the years ended April 30, 2023 and 2022. Excluding the gains, during the years ended April 30, 2023 and 2022, we had other expenses totaling $14,269,067 and $23,222,124, respectively. The decrease in other expenses for the year ended April 30, 2023 as compared to April 30, 2022 was primarily due a reduction in amortization of discounts and losses incurred on extinguishment of our debt and convertible notes, a decrease in interest expense from 2022 to 2023 due to changes in our long-term debt, offset by increases in derivative expense and interest to related parties.

Discontinued Operations

Discontinued operations incorporates the impact of the divestments of both PlaySight and Gameface during the period to April 30, 2023. Total loss from discontinued operations was $45,875,860 during the year ended April 30, 2023 compared to $5,247,677 in the year ended April 30, 2022.

The loss from discontinued operations was $4,461,968 during the period to April 30,2023 compared to $5,247,677 in the period to April 30, 2022.

The Company previously classified Foundation Sports in continuing operations, until December 5, 2022 when they sold 75% of Foundation Sports back to the original owners at which time it deconsolidated this subsidiary and recorded a loss on the sale. The Company also determined to dispose of the PlaySight entity during the year ended April 30, 2023. The Company completed the sale in November 2022 and recorded a loss on the sale at that time. The total loss on disposal of Foundation Sports and PlaySight amounted to $41,413,892 in the year ended April 30, 2023.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $151,750,610 as of April 30, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the years ended April 30, 2023 and 2022:

	For the Years Ended April 30,
	2023	2022
Cash flows used in operating activities	$(6,365,389)	$(12,366,700)
Cash flows used in investing activities	$-	$(1,618,341)
Cash flows provided by financing activities	$5,700,362	$13,734,286

We had cash and cash equivalents of $202,095 as of April 30, 2023, as compared to $665,002 as of April 30, 2022.

Net cash used in operating activities was $6,365,389 during the year ended April 30, 2023, compared with $12,366,700 during the year ended April 30, 2022. Our cash used in operating activities during the year ended April 30, 2023 was primarily the result of our net loss of $71,153,685 for the year which was partially offset by our non-cash expenses of $56,348,619 as well as increases in accounts receivable, accounts payable, accrued interest and contract liabilities.

Net cash used in investing activities was $0 for the year ended April, 30 2023, compared with net cash used in investing activities of $1,618,341 for the for year ended April 30, 2022. Investing activities for the year ended April, 30 2022 mostly related to the issuance of a note receivable in the amount of $2,250,000, offset by cash received in acquisitions of the entities acquired in fiscal April 30, 2022.

Net cash provided by financing activities was $5,821,178 for the year ended April 30 2023, compared with $13,734,286 for the year ended April 30, 2022. Cash provided by financing activities for the year ended April 30, 2023 consisted of proceeds of $8,744,872 from issuance of common stock, $2,000,000 from notes payable, offset by $4,377,537 in repayments of notes payable and $546,158 in repayments of notes payable to related parties.

Cash provided by financing activities for the year ended April 30, 2022 consisted of proceeds of $7,500,000 from notes payable and related party notes payable, $11,000,000 proceeds from convertible notes, offset by $3,965,463 in repayments of notes payable and debt $800,251 of issuance costs on convertible notes.

Merchant Cash Advances

On July 29, 2022, the Company entered into two merchant cash advance agreements. The details of the merchant cash advance agreements are as follows:

UFS Agreement

The Company entered into an agreement with Unique Funding Solutions LLC (“UFS”) pursuant to which the Company sold $1,124,250 in future receivables (the “UFS Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $750,000 in cash less fees of $60,000. The Company agreed to pay UFS $13,491 each week for the first three weeks and thereafter $44,970 per week until the UFS Receivables Purchased Amount is paid in full.

Cedar Agreement

The Company entered into an agreement with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold $1,124,250 in future receivables (the “Cedar Receivables Purchased Amount”) to Cedar in exchange for payment to the Company of $750,000 in cash less fees of $60,000. The Company agreed to pay Cedar $13,491 each week for the first three weeks and thereafter $44,970 per week until the Cedar Receivables Purchased Amount is paid in full.

Meged Agreement

On June 8, 2023, the Company entered into a merchant cash advance agreement with Meged Funding Group (“Meged”) pursuant to which the Company sold $315,689 in future receivables to Meged (the “Meged Receivables Purchased Amount”) to in exchange for payment to the Company of $210,600 in cash less fees of $10,580. The Company agreed to pay Meged $17,538 each week until the Meged Receivables Purchased Amount is paid in full.

UFS Agreement

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company has agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount is paid in full.

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

Description of Indebtedness

Loan and Security Agreement

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

Notes Payable - Related Party

On January 14, 2022, the Company entered into two loan agreements with Yonah Kalfa and Naftali Kalfa, each for $1,000,000 (together, the “Loan Agreements”), pursuant to which we received a total amount of $2,000,000. The loans bear interest at a rate of 8% per annum, and we agreed to repay the loans in full by July 3, 2022, or such other date as may be accepted by the lenders. On June 28, 2022, the Company entered into amendments for the two related party loan agreements with the lenders in which the repayment date was extended to July 31, 2024.

There were $1,953,842 and $2,000,000 in outstanding borrowings from the Company’s related parties for the years ended April 30, 2023 and 2022, respectively. Accrued interest due to related parties as of April 30, 2023 and 2022 amounted to $917,957 and $908,756, respectively.

On January 6, 2023, we sold certain of our inventory including all components, parts, additions and accessions thereto to Yonah Kalfa and Naftali Kalfa who immediately consigned it back to us in exchange for a payment of $103 per ball launcher we sell until we have paid them an aggregate total of $2,092,700, which represents payment in full of the principal amounts of and accrued interest in respect of the Loan Agreements (as defined above) and certain other expenses they incurred in connection with the Company.

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

INDEX TO AUDITED FINANCIAL STATEMENTS

CONNEXA SPORTS TECHNOLOGIES, INC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CONNEXA SPORTS TECHNOLOGIES INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connexa Sports Technologies Inc (the ‘Company’) as of April 30, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(151,750,610), net loss of $(71,153,685) and a negative working capital of $(18,775,991). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Complex Debt and Equity Transaction on disposal of PlaySight.

As disclosed in Note 16, on November 27, 2022, the company disposed of one of its subsidiaries, and the Company entered into debt and/or equity transactions and agreements that contained terms and provisions that were uncommon in practice. Due to the unusual nature of the agreements, ensuring the accounting for the transactions was challenging, subjective, and required complex auditor judgment, including detailed analysis and interpretation of accounting standards.

In order to audit these significant unusual transactions, we reviewed the Company analysis and had to perform a significant amount of research in order to gain comfort in the accounting for each.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

September 14, 2023

CONNEXA SPORTS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (IN US$)
APRIL 30, 2023 AND2022

	APRIL 30, 2023	APRIL 30, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$202,095	$665,002
Accounts receivable, net	399,680	1,033,390
Inventories, net	3,189,766	7,861,837
Prepaid inventory	936,939	499,353
Contract assets	-	235,526
Prepaid expenses and other current assets	263,020	272,670
Current assets of discontinued operations	-	2,258,318

Total Current Assets	4,991,500	12,826,096

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	-
Fixed assets, net of depreciation	14,791	47,355
Intangible assets, net of amortization	101,281	4,842,856
Goodwill	-	6,781,193
Non-current assets of discontinued operations	-	50,365,446

Total Non-Current Assets	2,116,072	62,036,850

TOTAL ASSETS	$7,107,572	$74,862,946

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$5,496,629	$5,252,665
Accrued expenses	4,911,839	4,381,901
Related party purchase obligation	-	500,000
Contract liabilities	-	111,506
Accrued interest	25,387	708,677
Accrued interest - related party	917,957	908,756
Current portion of notes payable, net of discount	1,484,647	4,639,376
Current portion of convertible notes payable, net of discount	-	10,327,778
Derivative liabilities	10,489,606	5,443,779
Contingent consideration	418,455	1,334,000
Other current liabilities	22,971	156,862
Current liabilities of discontinued operations	-	5,215,222

Total Current Liabilities	23,767,491	38,980,522

Long-Term Liabilities:
Notes payable related parties, net of current portion	1,953,842	2,000,000
Non-current liabilities of discontinued operations	-	1,370,492

Total Long-Term Liabilities	1,953,842	3,370,492

Total Liabilities	25,721,333	42,351,014

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.001, 300,000,000 shares authorized, 13,543,155 and 4,194,836 shares issued and outstanding as of April 30, 2023 and 2022, respectively	13,544	4,195
Additional paid in capital	132,980,793	113,049,700
Accumulated deficit	(151,750,610)	(80,596,925)
Accumulated other comprehensive income (loss)	142,512	54,962

Total Stockholders’ Equity (Deficit)	(18,613,761)	32,511,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,107,572	$74,862,946

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$)
YEARS ENDED APRIL 30, 2023 AND 2022

	2023	2022

NET SALES	$9,922,799	$16,102,672

COST OF SALES	7,144,335	11,878,010

GROSS PROFIT	2,778,464	4,224,662

OPERATING EXPENSES
Selling and marketing expenses	1,928,198	3,477,570
General and administrative expenses	22,743,877	46,718,986
Research and development costs	65,164	736,141

Total Operating Expenses	24,737,239	50,932,697

OPERATING LOSS	(21,958,775)	(46,708,035)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(4,095,030)	(8,150,284)
Loss on extinguishment of debt	-	(7,096,730)
Loss on issuance of convertible notes	-	(5,889,369)
Gain on change in fair value of contingent consideration	-	4,847,000
Change in fair value of derivative liability	10,950,017	18,557,184
Derivative expense	(8,995,962)	-
Interest expense	(884,985)	(1,920,183)
Interest expense - related party	(293,090)	(165,558)

Total Non-Operating Income (Expenses)	(3,319,050)	182,060

NET LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(25,277,825)	(46,525,975)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(4,461,968)	(5,247,677)
Loss on disposal of subsidiaries	(41,413,892)	-
LOSS FROM DISCONTINUED OPERATIONS	(45,875,860)	(5,247,677)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(71,153,685)	(51,773,652)

Provision for income taxes	-	-

NET LOSS	$(71,153,685)	$(51,773,652)

Other comprehensive income (loss)
Foreign currency translations adjustment	87,550	75,132
Comprehensive income (loss)	$(71,066,135)	$(51,698,520)

Net income (loss) per share - basic and diluted
Continuing operations	$(2.26)	$(12.09)
Discontinued operations	$(4.10)	$(1.36)

Net loss per share - basic and diluted	$(6.36)	$(13.46)

Weighted average common shares outstanding - basic and diluted	11,195,345	3,847,672

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$)
FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - May 1, 2021	2,764,283	$2,764	$10,389,935	$(20,170)	$(28,823,273)	$(18,450,744)

Stock issued for:
Conversion of notes payable - related parties	163,694	164	6,219,838	-	-	6,220,002
Acquisition	54,000	54	3,549,946	-	-	3,550,000
Conversion of shares issuanble (liability)	692,130	692	6,229	-	-	6,921
Conversion of warrants	495,000	495	2,255	-	-	2,750
Services	20,719	21	2,003,362	-	-	2,003,383
Share-based compensation	5,022	5	32,473,597	-	-	32,473,602
Elimination of related party derivative liability	-	-	8,754,538	-	-	8,754,538
Shares issuable in connection with Gameface acquisition	-	-	9,700,000	-	-	9,700,000
Shares issuable in connection with PlaySight acquisition	-	-	39,950,000	-	-	39,950,000
Change in comprehensive income (loss)	-	-	-	75,132	-	75,132
Net loss for the period	-	-	-	-	(51,773,652)	(51,773,652)

Balance - April 30, 2022	4,194,848	$4,195	$113,049,700	$54,962	$(80,596,925)	$32,511,932

Balance - May 1, 2022	4,194,848	$4,195	$113,049,700	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	4,389,469	4,389	14,041,911	-	-	14,046,300
Acquisition	2,829,055	2,829	912,716	-	-	915,545
Services	31,000	31	37,055	-	-	37,086
Cash	2,067,260	2,068	4,192,932	-	-	4,195,000
Cashless exercise of warrants	30,000	30	(30)	-	-	-
Fractional share issuance	1,535	2	(2)	-	-	-
Share-based compensation	-	-	746,511	-	-	746,511
Change in comprehensive income	-	-	-	87,550	-	87,550
Net loss for the period	-	-	-	-	(71,153,685)	(71,153,685)

Balance - April 30, 2023	13,543,155	$13,544	$132,980,793	$142,512	$(151,750,610)	$(18,613,761)

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$)
YEARS ENDED APRIL 30, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES
Net loss	$(71,153,685)	$(51,773,652)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and impairment expense	11,555,332	43,534
Change in fair value of derivartive liability	(10,950,017)	(18,557,184)
Shares and warrants issued for services	37,086	2,010,304
Share-based compensation	746,511	32,473,602
Loss on disposal	41,413,892	-
Change in fair value of contingent consideration	-	(4,847,000)
Loss on extinguishment of debt	-	7,096,730
Amortization of debt discounts	4,095,030	8,150,284
Derivative expense	8,995,962	-
Non-cash transaction costs	454,823	2,250,000
Loss on conversion of convertible notes	-	5,889,369

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(1,368,643)	(268,930)
Inventories	4,413,056	(4,186,493)
Prepaid inventory	(138,308)	(520,580)
Prepaid expenses and other current assets	430,193	(320,679)
Accounts payable and accrued expenses	(598,814)	6,087,601
Contract liabilities	(53,287)	(41,451)
Other current liabilities	1,126,123	(2,978,265)
Accrued interest	158,187	1,813,516
Accrued interest - related parties	9,201	161,120
Total adjustments	60,326,327	34,255,478

Net cash used in operating activities of continuing operations	(10,827,358)	(17,518,174)
Net cash provided by operating activities of discontinued operations	4,461,969	5,151,474
Net cash used in operating activities	(6,365,389)	(12,366,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired as part of Gameface acquisition	-	125,659
Note receivable issuance	-	(2,250,000)
Net cash used in investing activities of continuing operations	-	(2,124,341)
Net cash provided by operating activities of discontinued operations	-	506,000
Net cash used in investing activities	-	(1,618,341)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock for cash	8,744,882	-
Debt issuance costs on convertible notes payable and other financing activities	-	(800,251)
Proceeds from notes payable	2,000,000	5,500,000
Proceeds from related party notes payable	-	2,000,000
Proceeds from convertible notes payable	-	11,000,000
Payments of notes payable - related parties	(546,158)	-
Payments of notes payable	(4,377,537)	(3,965,463)
Net cash provided by financing activities	5,821,187	13,734,286

Effect of exchange rate fluctuations on cash and cash equivalents	81,295	(193)

NET DECREASE IN CASH AND RESTRICTED CASH	(462,907)	(250,948)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	665,002	915,950

CASH AND RESTRICTED CASH - END OF PERIOD	$202,095	$665,002

CASH PAID DURING THE PERIOD FOR:
Interest expense	$482,687	$222,210

Income taxes	$-	$111,105

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued in connection with acquisition	$-	$3,550,000
Conversion of convertible notes payable and accrued interest to common stock	$14,046,300	$6,220,003
Shares issued for contingent consideration	$915,545	$-
Elimination of related party derivative liabilities	$-	$8,754,538
Derivative liabilities recorded as debt discounts of convertible notes	$-	$10,199,749
Derivative liability recorded for shares and warrants issued in private placement	$4,999,882	$-
Note receivable issued in sale of PlaySight	$2,000,000	$-

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

For further details on PlaySight and Foundation Sports we refer you to our Annual Report on Form 10-K for the year ended April 30, 2022, filed with the Securities and Exchange Commission on May 17, 2023. This Form 10-K and the consolidated financial statements will concentrate on our existing business as reflected in the following paragraph.

The Company operates in the sport equipment and technology business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher as well as other associated tennis accessories and Gameface AI an Australian artificial intelligence sports software company.

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the years ended April 30, 2023 and 2022. The operations of Foundation Sports and PlaySight are included as discontinued operations in our statements of operations as these entities were sold in November 2022 and December 2022 as disclosed in Note 16.

The Company reports Gameface on a one-month calendar lag allowing for the timely preparation of financial statements. Gameface operates on fiscal year end periods as of December 31. This one-month reporting lag is with the exception of significant transactions or events that occur during the intervening period. The Company did not identify any significant transactions during the one month ended April 30, 2023 at Gameface that would need to be disclosed as not included within the Company’s consolidated financial statements.

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

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $151,750,610 as of April 30, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. The Company has begun reducing operating expenses and cash outflows by selling PlaySight, as well as selling 75% of Foundation Sports in November and December 2022, respectively to the former shareholders of those companies. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. We have recorded the 25% investment in Foundation Sprots at $0.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $209,690 and $175,000 in allowance for doubtful accounts for the years ended April 30, 2023 and 2022.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of April 30, 2023 and April 30, 2022 consisted of the following:

	April 30, 2023	April 30, 2022
Finished Goods	$1,509,985	$4,073,791
Component/Replacement Parts	1,712,553	2,559,848
Capitalized Duty/Freight	517,228	1,328,198
Inventory Reserve	(550,000)	(100,000)
Total	$3,189,766	$7,861,837

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

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of April 30, 2023 and 2022 was $418,455 and $1,334,000, respectively.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the year ended April 30, 2023:

	April 30, 2023	(Gain) loss for the year
Note derivative is related to	ending balance	ended April 30, 2023
4/11/21 profit guaranty	$1,456,854	$395,304
8/6/21 convertible notes	101,924	(2,611,410)
6/17/22 underwriter warrants	6,531	(57,951)
Other derivative liabilities eliminated in uplist	-	(1,604,413)
9/30/22 warrants issued with common stock	6,109,559	(6,170,728)
1/6/2023 warrants issued with note payable	2,814,738	(900,819)
Total	$10,489,606	$(10,950,017)

The Company also recognized derivative expense of $7,280,405 at inception on the warrants issued in connection with a funding on September 30, 2022 and $1,715,557 at inception on the warrants issued in connection with a funding on January 6, 2023. The Black-Scholes option pricing model assumptions for the derivative liabilities during the years ended April 30, 2023 and 2022 consisted of the following:

	Year Ended April 30, 2023	Year Ended April 30, 2022
Expected life in years	3.25-10 years	1.95-4.3 years
Stock price volatility	50 - 150%	50%
Risk free interest rate	2.90%-4.34%	2.67%-2.90%
Expected dividends	0%	0%

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was impairment of long-lived assets identified during the year ended April 30, 2023 and 2022 in our continuing operations. Refer to Note 6 for more information.

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

The Company impaired the remaining $6,781,193 of goodwill as of April 30, 2023.

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

The warrants granted during the years ended April 30, 2023 and 2022 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Year Ended April 30, 2023	Year Ended April 30, 2022
Expected life in years	5 – 10 years	5 – 10 years
Stock price volatility	50% - 150%	50% - 148%
Risk free interest rate	2.50% - 4.68%	0.77% - 1.63%
Expected dividends	0%	0%

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of April 30, 2023 and 2022, the Company had two customers that accounted for 47% and 43% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of April 30, 2023 and 2022, the Company had four significant suppliers that accounted for 59% and 59% of the Company’s trade payables balances, respectively.

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

For Foundation Sports as referred to in Note 16, the Company disposed of 75% of this entity in December 2022. The company has valued the 25% they continue to own in Foundation Sports at $0.

For PlaySight as referred to in Note 16, the Company sold back to the original shareholders 100% of this entity in November 2022.

Pro Forma Results

The following pro forma financial information presents the results of operations of the Company as of the year ended April 30, 2022, respectively, as if the acquisitions of Gameface had occurred as of the beginning of the first period presented instead of February 2022.

Revenues	$16,102,672
Net loss	$(53,069,215)

Basic and diluted earnings (loss) per share	$(13.79)

Note 6: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	April 30, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	260,270	$101,281
Customer relationships	9.92	3,930,000	50,038	3,879,962	-
Internally developed software	4.91	580,000	79,608	500,392	-
Total intangible assets		$4,895,582	$153,677	$4,640,624	$101,281

	Weighted
	Average Period	April 30, 2022
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames	15.26	$385,582	$9,478	-	$376,104
Customer relationships	9.92	3,930,000	33,749	-	3,896,251
Internally developed software	4.91	580,000	9,499	-	570,501
Total intangible assets		$4,895,582	$52,726	$-	$4,842,856

Amortization expense for the years ended April 30, 2023 and 2022 was approximately $100,951 and $49,983, respectively.

As of April 30, 2023, the estimated future amortization expense associated with the Company’s intangible assets for each of the five succeeding fiscal years is as follows:

For the Periods Ended April 30,	Amortization Expense
2024	$5,780
2025	5,780
2026	5,780
2027	5,780
2028	5,780
Thereafter	72,381
Total	$101,281

Note 7: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	April 30, 2023	April 30, 2022
Accrued payroll	$1,535,186	$921,759
Accrued bonus	1,720,606	1,014,833
Accrued professional fees	490,424	1,706,560
Other accrued expenses	1,165,623	738,749
Total	$4,911,839	$4,381,901

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

There was $1,953,842 and $2,000,000 in outstanding borrowings from related parties as of April 30, 2023 and 2022. Interest expense related to the related parties for the years ended April 30, 2023 and 2022 amounted to $293,090  and $165,558, respectively. Accrued interest due to related parties as of April 30, 2023 and 2022 amounted to $917,957 and $908,756, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

Total outstanding borrowings related to the Convertible Notes as of April 30, 2023 and 2022 were $0 and $13,200,000, respectively.

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

The fair value of the derivative liability was $1,456,854 and $1,061,550 as of April 30, 2023 and 2022.

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company has repaid the $4,000,000 as of April 30, 2023.

On April 1, 2022, the Company entered into a $500,000 note payable. The note was to mature on July 1, 2022 and bears interest at eight percent (8%) per year. The Company pays interest monthly and will pay all accrued and unpaid interest on the maturity date in which the outstanding principal is due. On August 1, 2022, the Company repaid the $500,000.

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

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $0.221 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 18,099,548 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $0.221 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 may be made to the Company under the Note. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Company measured the warrants granted on January 6, 2023 at $3,715,557, and discounted the note payable to $0 and recorded a derivative expense of $1,715,557. The Company recognized a gain on the change in fair value of the derivative liability when remeasured through April 30, 2023 of $900,819 to bring the derivative liability to $2,814,738 at April 30, 2023. In addition, the Company recognized $1,222,808 in amortization of debt discount for the year ended April 30, 2023. On July 6, 2023, the Company failed to repay the note and is currently in default. The interest rate has since increased to 6.43% per annum.

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

The Company has outstanding notes payable of $1,953,842 and $2,000,000 and accrued interest of $917,957 and $908,756 due to a related party as of April 30, 2023 and 2022, respectively (see Note 8).

The Company recognized net sales of $164,661 and $368,164 during the years ended April 30, 2023 and 2022, respectively, to related parties. As of April 30, 2023 and 2022, related parties had accounts receivable due to the Company of $28,800 and $93,535, respectively.

Note 12: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of April 30, 2023 and 2022, the Company had 13,543,155 and 4,194,836 shares of common stock issued and outstanding, respectively.

Equity Transactions During the Year Ended April 30, 2023

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

Warrants Issued and Expensed During the Years Ended April 30, 2023 and 2022

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

The following represents a summary of the warrants:

	Year Ended April 30, 2023		Year Ended April 30, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,882,967	$11.1125	1,905,311	$5.1289

Granted	68,565,047	0.2924	1,977,656	5.9836
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(750,000)	-	-	-
Ending balance	71,698,014	$0.8552	3,882,967	$11.1125
Intrinsic value of warrants	$2,344,529		$33,752,623
Weighted Average Remaining Contractual Life (Years)	6.45		6.50

As of April 30, 2023, 71,698,014 warrants are vested.

Note 13: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the years ended April 30, 2023 and 2022 amounted to $4,900 and $22,176, respectively.

Contingencies

In connection with the Gameface acquisition on February 2, 2022, the Company agreed to earn-out consideration of common shares of the Company’s common stock with a fair value of $1,334,000 which is included as a current liability on the Company’s consolidated balance sheet as of January 31, 2023 and April 30, 2022. The Company issued 598,396 common shares to the former Gameface shareholders in June 2022. The balance of the contingent consideration as of April 30, 2023 is $418,455.

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

Nasdaq Compliance

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

On July 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million (the “Minimum Stockholders’ Equity Requirement”). As reported in its Form 10-Q for the period ended January 31, 2023, the Company’s stockholders’ equity as of January 31, 2023 was approximately $(11.7) million. In addition, the Company did not meet the alternatives of listed securities or net income from continuing operations as of the date of the letter. The Nasdaq has given the Company until January 22, 2024 to regain compliance with the Minimum Stockholders’ Equity Requirement and net income from continuing operations requirement.

The Company offers no assurance that it will regain compliance with the Bid Price Rule, the Minimum Stockholders’ Equity Requirement and/or any other delinquency in a timely manner.

Note 14: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL whose operations are reflected in the Company’s consolidated financial statements. The Company’s operations in Canada, Israel, and the UK were immaterial for the years ended April 30, 2023 and 2022.

Net deferred tax assets from operations in the US, using an effective tax rate of 21%, consisted of the following:

	2023	2022

Deferred tax assets:
Loss carryforwards	$3,049,000	$2,166,000
Stock options	8,454,000	8,259,000
Capital loss carryforward/Disposal	11,039,000	—
Related party accruals	1,001,000	799,000
Inventory reserve	133,000	100,000
Interest deferral	221,000	191,000
Start-up costs	81,000	84,000
Other	131,000	57,000
Valuation allowance	(24,109,000)	(11,656,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the applicable statutory income tax rate to pretax loss due to the following for the years ended April 30, 2023 and 2022:

	2023	2022

Income tax benefit based on book loss at US statutory rate	$(10,983,000)	$(10,259,000)
Share-based compensation and shares for services	—	—
Debt discount amortization	860,000	1,841,000
Related party accruals	226,000	150,000
Stock options	(145,000)	6,815,000
Interest expense	79,000	5,000
Depreciation	(18,000)	21,000
Inventory reserve	26,000	55,000
Interest deferral	(5,000)	13,000
Acquisition costs	260,000	1,268,000
Accrued legal	(76,000)	76,000
Loss on sale of capital assets	8,713,000	—
Accrued payroll	—	—
Change in fair value of derivatives	481,000	(1,298,000)
Other	40,000	(29,000
Valuation allowance	542,000	1,342,000
Total income tax provision	$—	$—

The Company had net operating loss carryforwards of $17,038,000 and $12,366,000 as of April 30, 2023 and 2022, respectively, which may be available to be used to offset future taxable income in the US for the years ended 2024 through 2042. The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization. The Company has not completed a full study to assess whether an “ownership change” as defined in Section 382 has occurred or whether there have been multiple ownership changes since inception. Future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an “ownership change”. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change”. Tax years that remain subject to examination are 2018 and forward.

Net deferred tax assets from operations in Israel, using an effective tax rate of 23%, consisted of the following:

	2023	2022
Deferred tax assets:
Loss carryforwards	$241,000	$234,000
Start-up costs	—	—
Research and development costs	(113,000)	(113,000)
Valuation allowance	(128,000)	(121,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the applicable Israeli statutory income tax rate of 23% due to the following for the years ended April 30, 2023 and 2022:

	2023	2022

Income tax provision (benefit) based on book income (loss) at Israeli statutory rate	$(54,000)	$(56,000)
Valuation allowance	54,000	56,000

Total income tax provision	$—	$—

The Company had net operating loss carryforwards of approximately $1,049,000 and $1,020,000 as of April 30, 2023 and 2022, respectively, which may be available to be used to offset future taxable income in Israel. All of the Company’s tax years since inception are open for examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of comprehensive loss for the years ended April 30, 2023 and 2022.

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

Current assets as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Cash and restricted cash	$916,082
Accounts receivable	288,980
Inventory	323,307
Right of use asset – operating leases	239,689
Prepaid expenses	490,260
$2,258,318

Non-current assets as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Goodwill	$25,862,000
Property and equipment, net	126,862
Intangible assets, net	19,473,646
Contract assets, net of current portion	209,363
Finished products used in operations, net	4,693,575
$50,365,446

Current liabilities as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Accounts payable and accrued expenses	$2,432,818
Lease liability – operating leases	237,204
Contract liabilities	2,545,200
$5,215,222

Non-current liabilities as of April 30, 2022 – Discontinued Operations:

April 30, 2022
Contract liabilities, net of current portion	$1,370,492

$1,370,492

The Company reclassified the following operations to discontinued operations for the years ended April 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$3,954,149	$728,805
Operating expenses	8,416,117	5,948,508
Other (income) loss	-	27,974
Net loss from discontinued operations	$(4,461,968)	$(5,247,677)

The following represents the calculation of the loss on disposal of PlaySight and Foundation Sports:

Note receivable	$2,000,000
Cash and restricted cash	(714,507)
Accounts receivable	(411,249)
Prepaid expenses	(106,031)
Inventory	(296,920)
Finished products used in operations	(4,117,986)
Contract assets	(298,162)
Right of use asset	(103,228)
Goodwill	(25,862,000)
Property and equipment	(116,505)
Intangible assets	(18,576,475)
Contract liabilities	3,785,408
Lease liabilities	78,016
Accounts payable and accrued expenses	3,325,747
Loss on disposal of discontinued operations	$(41,413,892)

Note 17: SUBSEQUENT EVENTS

From May 1, 2023 through the date hereof, the Company issued 8,830,374 shares of common stock to ambassadors under their agreements (7,500), to vendors in settlement of accounts payable (2,700,000), for settlement with former owners of FSS (54,000), for the exercise of warrants (2,321,658) and to satisfy the profit guarantee on a note (3,747,216).

Meged Agreement

On June 8, 2023, the Company entered into a merchant cash advance agreement with Meged Funding Group (“Meged”) pursuant to which the Company sold $315,689 in future receivables to Meged (the “Meged Receivables Purchased Amount”) to in exchange for payment to the Company of $210,600 in cash less fees of $10,580. The Company has agreed to pay Meged $17,538 each week until the Meged Receivables Purchased Amount is paid in full.

UFS Agreement

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company has agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount is paid in full.

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

On September 13, the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,018,510 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2022, and, (ii) 11,802,002 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00001 per share, (iii) 12,820,512 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $0.39 per share, (iv) 25,641,024 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $0.43 per share and (v) 18,099,548 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $0.221 per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 28, 2022, the Board of Directors and the audit committee of Connex Sports Technologies Inc. (the “Company”) approved the re-engagement of Mac Accounting Group, LLP (“Mac”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2023, effective immediately, and dismissed WithumSmith + Brown, PC (“Withum”) as the Company’s independent registered public accounting firm.

Until Withum was engaged on February 17, 2022, Mac was the Company’s auditor and had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2022 and 2021.

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

On March 21, 2023, the Board of Directors and the audit committee of the Company approved the engagement of Olayinka Oyebola & Co. (“OOC”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2023, effective immediately, and dismissed Mac Accounting Group, LLP (“Mac”) as the Company’s independent registered public accounting firm.

Until OOC was engaged on March 21, 2023, Mac was the Company’s auditor and had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2022 and 2021.

Mac never issued an audit opinion on our financial statements for the fiscal year ended April 30, 2023, and during the course of their engagement there were no disagreements with Mac on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Mac, would have caused Mac to make reference to the matter in their audit opinion, if issued. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period Mac was engaged as the Company’s auditor.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2023.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2023 due to the following material weaknesses that were identified:

●	The Company lacked adequate segregation of duties due to the small size of the organization. Further, the Company lacked an independent Board of Directors or Audit Committee to ensure adequate monitoring or oversight.

●	The Company lacked a chief financial officer and personnel with experience and expertise in public company accounting and internal control over financial reporting.

●	The Company lacks accounting resources and controls to prevent or detect material misstatements. Specifically, the Company continues to have a material weakness in our controls over accounting for inventory due to a lack of controls over ensuring inventory movement was being processed accurately and in a timely manner, which resulted in significant audit adjustments relating to the value of our inventory and cost of sales. Further, while the Company engages service providers to assist with US GAAP compliance the Company lacks resources with adequate knowledge to oversee those services. Lastly, the Company does not have sufficient resources to complete timely reconciliations and transactional reviews, which resulted in delays in the financial reporting process.

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

ITEM 9B. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, DIRECTOR NOMINEES, AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices*
Mike Ballardie	62	President, Chief Executive Officer, Treasurer and Director
Juda Honickman	37	Chief Marketing Officer
Mark Radom	54	General Counsel
Yonah Kalfa	40	Chief Innovation Officer and Director
Kirk Taylor	43	Director
Stephen Crummey	79	Director
Rodney Rapson	40	Director

*Paul McKeown, our former chief business integration officer, resigned in January 2023, and Tom Dye’s employment agreement terminated on April 30, 2023 but both continue to provide service to the Company as outside consultants.

On November 17, 2022, Gabriel Goldman and Rohit Krishnan resigned from the board of directors of the Company. Gabriel and Rohit were members of the audit and compensation committees. Gabriel Goldman was a member of the Company’s Nominating and Corporate Governance Committee. Neither Gabriel nor Rohit advised the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. On July 14, 2023, Mssrs. Crummey and Rapson joined the Company’s board of directors.

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

Professional History of Stephen Crummey

Stephen has served as the senior vice president of Investor Relations at NuEra Capital Corporation since August 2022. Previously, Stephen was (i) a partner in Covid Rapid Exam from January 2021 to September 2022, (ii) an advisor to IdentifySensors Biologics from September 2021 through August 2022, (iii) an advisor to Cmind AI from 2019 to April 2021 and (iv) chairman of CyVision Technologies, Inc. from August 2017 through March 2021. Stephen does not have any family relationships with any of the Company’s directors or executive officers. There are no arrangements or understandings between Stephen and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Professional History of Rodney Rapson

Mr. Rapson has served as the chief executive officer of Inspiretek Pty Ltd since November 2022, managing director of PlaySight Europe from January 2027 through January 2022 and managed Base Tennis Academy from September 2010 through December 2022. Rodney does not have any family relationships with any of the Company’s directors or executive officers. There are no arrangements or understandings between Rodney and any other persons pursuant to which he was selected as an officer. He has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

TERM OF OFFICE

All directors hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of five members. With the exception of Mike Ballardie and Yonah Kalfa, we have determined that all of the directors are independent as such term is defined under The Nasdaq Stock Market Rules (the “Nasdaq Rules”). We have also determined that as a result of being employed as executive officers, Mssrs. Ballardie and Kalfa are not independent under the Nasdaq Rules.

The following table identifies the independent and non-independent current board and committee members:

Name:	Independent	Audit	Compensation	Nominating
Mike Ballardie
Yonah Kalfa
Steven Crummey	Yes	Yes
Kirk Taylor	Yes	Yes		Yes
Rodney Rapson	Yes	Yes	Yes	Yes

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Kirk P. Taylor, Stephen Crummey and Rodney Rapson who each satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee.

Audit Committee Financial Expert

We have determined that Kirk Taylor is qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2020 Global Incentive Plan. Rodney Rapson is the sole independent director on the compensation committee.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating and Corporate Governance Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establishing procedures for the nomination process including procedures, oversight of possible conflicts of interests involving the Board and its members, developing corporate governance principles, and the oversight of the evaluations of the Board and management. The Nominating and Corporate Governance Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders. If we receive any shareholder recommended nominations, the Corporate Governance Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith. Kirk Taylor and Rodney Rapson who satisfy the “independence” requirements of Nasdaq’s rules, serve on our compensation committee upon their appointment to the board, with Mr. Rapson serving as the chairman.

Board and Committee Meetings in the 2023 Fiscal Year

In the 2023 fiscal year, the Board acted by written consent in lieu of having any meetings and there were no committee meetings insofar as the committees were not established until July 2023, which was after the 2023 fiscal year had ended.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders. Although there are many other factors, the Board seeks individuals with experience on public company boards or the investment community, experience on operating growing businesses, and experience with online universities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Due to administrative error, the required forms were filed prior to the date hereof, but not prior to the deadline for such forms due to an administrative error.

DIRECTOR COMPENSATION

Each non-employee director will receive 150,000 shares of common stock on the anniversary date each non-employee director was appointed to the Board. In the event, a director should resign from the Board mid-year, such director would receive a pro rata issuance of common stock at their anniversary date based on the number of days of service since their prior anniversary date. No fractional shares will be issued to non-employee director, and any calculation resulting in a fractional share will be rounded up to the next whole share. Mssrs. Goldman and Krishnan did not receive any compensation for or in respect of the period during which they served as directors of the Company.

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

CODE OF BUSINESS CONDUCT AND ETHICS

As of April 30, 2023, the Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions as the Company has only recently commenced operations. Our Board adopted a code of business conduct and ethics that applies to our directors, officers and employees (the “Code of Business Conduct and Ethics”), to be effective upon effectiveness of the June registration statement. Upon completion of the offering, a copy of the code will be available on the Company’s website. The Company intends to disclose on their website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to their principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES

Other than our officers and directors, we currently have one other person who became in February 2022 what we consider to be a significant employee:

●	Jalaluddin Shaik, President of Gameface.

Jalaluddin Shaik founded and became the chief executive officer of Gameface in 2017. Prior to founding Gameface, Mr. Shaik led product teams at some of the world’s biggest brands, including Telstra, Sony, and Apple. While at Telstra, Shaik led the creation of the Telstra video streaming platform ‘Presto’, that reaches over 10M Australians. In addition to his role at Telstra, Shaik was the design lead on the Apple airplay technology integration to 80% of Tier1 Audio OEM (Original Equipment Manufacturers) such as Denon, Bose, Pioneer, Yamaha, leading a team of 30 engineers. Previously (2003-2010), Shaik built and deployed various end to end video decoding solutions at Sony and Intel. Mr. Shaik is a graduate of Visvesvaraya Technological University with a bachelors degree in Computer Science with a major in machine learning.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our then Officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year ended April 30	Salary ($)	Bonus ($)	Share Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Mike Ballardie (1)	2023	570,169	300,000	-	285,000	105,318	1,260,487
	2022	571,123	277,500	16,100,000		375,748	17,324,371
Judah Honickman (2)	2023	179,502	87,400			27,144	294,046
	2022	179,312	72,150	190,000		10,454	451,916
Paul McKeown (3)	2023	366,023	77,411				443,434
	2022	344,048	83,250			-	427,298
Tom Dye (4)	2023	160,000	40,000			16,902	216,902
	2022	160,000	37,000	25,647		-	222,647
Mark Radom (5)	2023	150,000	28,500				178,500
	2022	114,000	23,241				137,241
Yonah Kalfa (6)	2023		-			495,000	495,000
	2022	-	-	16,100,000		593,250	16,693,250
Jason Seifert (7)	2023	35,833				8,442	44,275

(1)

Calculated in accordance with ASC Topi c 718, consistent with the Company’s financial statements.

Mr. Ballardie has served as the Company’s Principal Executive Officer and as Chairman of the Board of Directors since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.

(3)	Mr. Honickman has served as the Company’s Chief Marketing Officer since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(3)	Paul McKeown served as the Company’s Chief Financial Officer from April 30, 2020 through July 6, 2021 and from July 6, 2021 to January 31, 2023 as the Company’s Chief Business Integration Officer and had an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(4)	Tom Dye served as the Company’s Chief Operating Officer from April 30, 2020 through April 30, 2023 and had an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(5)	Mark Radom has served as the Company’s General Counsel since September 16, 2019 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(6)	Yonah Kalfa has served as the Company’s Chief Innovation Officer since September 7, 2020 and has an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.
(7)	Jason Seifert served as the Company’s Chief Financial Officer from July 6, 2021 through June 25, 2022 and had an address at 2709 N. Rolling Road, Suite 138, Windsor Mill, MD 21244.

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

Tom Dye. On April 30, 2020, we entered into a service agreement  with our Chief Operating Officer, Tom Dye. Pursuant to the service agreement, Mr. Dye served as our Chief Operating Officer for a period of three years. During the three-year term, Mr. Dye received an annual base salary of $120,000 and a bonus payment at a minimum of 25% of the annual gross base salary. We agreed to issue Mr. Dye warrants to purchase a total of 125,000 shares of common stock to be issued at the time that certain performance goals are met. The warrants that were to Mr. Dye on April 30, 2020 are exercisable at issuance at an exercise price of $3.00 per share and have an expiration date of April 30, 2030. The warrants that were to Mr. Dye on February 9, 2021 are exercisable at issuance at an exercise price of $39.40 per share and have an expiration date of February 9, 2031. We also agreed to issue a one-time bonus of 150,000 shares of common stock to Mr. Dye after the value of the Company’s outstanding stock equals $100 million. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Dye’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Dye without cause, all Mr. Dye’s unvested stock and option compensation of any nature will vest without any further action, and we will pay two years base salary severance within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following such termination. Mr. Dye may resign for good reason (as defined under the agreement) or without good reason by giving at least 30 days prior written notice. Mr. Dye is also subject to standard confidentiality and non-competition provisions. Since 30 April 2023, Mr Dye has operated as a consultant to the company.

Paul McKeown. On July 5, 2021, we entered into a service agreement with our former Chief Financial Officer, Paul McKeown. Pursuant to the service agreement, Mr. McKeown served as our Chief Business Integration Officer until January 31, 2023, when he resigned. During the term of this agreement, Mr. McKeown received a base salary at an hourly rate of $150 per hour and an annual performance bonus of at least 30% of the annual gross base salary. and We also issued Mr. McKeown warrants to purchase 150,000 shares of common stock. The warrants were exercisable at issuance at an exercise price of $0.01 per share and have an expiration date of The Company will also provide standard indemnification and directors’ and officers’ insurance. Mr. McKeown was also subject to standard confidentiality and non-competition provisions. Since January 2023, Mr McKeown has operated as a consultant to the Company.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation for the years ended April 30, 2023 and 2022:

Name	Year Ended April 30	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Mike Ballardie	2023	-	-	-
	2022	-	-	-
Kirk Taylor*	2023	-	-	-
	2022
Stephen Crummey	2023	-	-	-
	2022	-	-	-
Rodney Rapson	2023	-	-	-
	2022	-	-	-

*The Company intends to award Mike Ballardie and Kirk Taylor 150,000 shares of common stock as compensation for their service as directors for the fiscal year ended April 30, 2023, but has not yet done so. Going forward, the Company intends to issue each director 150,000 shares of its common stock per annum as compensation for serving as directors.

Stock Options/SAR Grants.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 14, 2023, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.

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

	Common Stock
Name	# of Shares (1)	% of Class (1)
Yonah Kalfa (3)	2,289,470	2.16%
2672237 Ontario Ltd. (2)	1,252,471	1.18%
Mike Ballardie (3)	790,000	0.74%
Judah Honickman (3)	350,000	0.33%
Paul McKeown (3)	275,000	0.25%
Tom Dye (3)	275,000	0.25%
Mark Radom (3)	277,603	0.25%
All current officers and directors as a group (6 persons) (3)	5,509,544	5.19%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible debt or convertible preferred shares currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of shares of common stock outstanding on September 14, 2023, which was 24,148,532, and the shares issuable upon exercise of warrants and convertible debt, which is 81,906,241.
(2)	In connection with a note payable issued on June 1, 2019, Mont-Saic Investments received a warrant giving them the right to acquire 33% of the outstanding shares of the Company for no charge, which amounted to a total of 8,137,859 shares issuable. Mont-Saic subsequently sold it full right, title and interest in that right to 2672237 Ontario. Currently, the Company has issued 1,216,560 shares to 2672237 Ontario in satisfaction of the warrant with 6,921,299 shares remaining issuable as of the date of this report. Additionally, 2672237 Ontario holds 1,636,843 shares of the Company’s common stock from debt to equity conversions and has 2,750,000 warrants related to debt issuances.
(3)	The above officers and directors were granted an aggregate total of 1,125,000. 450,000 and 1,100,000 warrants on April 30, 2020, February 9, 2021 and September 3, 2021, respectively, as compensation and bonuses. The April 30, 2020 warrants have an exercise price of $0.01 per share and the February 9, 2021 warrants have an exercise price of $0.01 per share for non-U.S. employees and $39.40 for U.S. employees. All of the warrants have a contractual life of 10 years from the date of issuance and are vested immediately upon grant. Additionally, Yonah Kalfa and Mark Radom have 1,999,470 and 2,603 shares of common stock of the Company, respectively.

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

	Fiscal 2023	Fiscal 2022
Audit Fees	$34,000		$331,690
Tax Fees	-		-
All Other Fees			-
Total	$34,000	$

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

10.1	Loan and Security Agreement dated January 6, 2023 between the Company, its subsidiaries and Armistice Capital Master Fund Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 6, 2023)

10.2	Pledge and Security Agreement dated January 6, 2023 between the Company, its subsidiaries and Armistice Capital Master Fund Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 6, 2023)

10.3	Warrant dated January 6, 2023 from the Company to Armistice Capital Master Fund Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 6, 2023)

10.4	Note dated January 6, 2023 from the Company to Armistice Capital Master Fund Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 6, 2023)

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Form S-1 (File No. 333-259487), filed with the Commission on June 14, 2022)

3.2	Bylaws (Incorporated by reference to the Registrant’s Form S-1 (File No. 333-259487), filed with the Commission on June 14, 2022)

10.5	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.6	Form of 5-Year Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.7	Form of 7.5-Year Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.8	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.9	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.10	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2022)

10.11	Standard Merchant Cash Advance Agreement, dated July 29, 2022, Unique Funding Solutions LLC and Connexa Sports Technologies Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2022

10.12	Standard Merchant Cash Advance Agreement, dated July 29, 2022, Cedar Advance LLC and Connexa Sports Technologies Inc.

10.13	Share Purchase Agreement dated November 27, 2022 by and among Connexa Sports Technologies Inc., PlaySight Interactive Ltd. and Chen Shachar and Evgeni Khazanov (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 1 2022)

10.14	Promissory Note dated November 27, 2022 by and among Connexa Sports Technologies Inc., PlaySight Interactive Ltd. and Chen Shachar and Evgeni Khazanov (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 1 2022)

10.15	Distribtion Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2023)

21.1	List of Subsidiaries

23.1	Consent of OLAYINKA OYEBOLA & CO

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connexa Sports Technologies Inc.

Dated: September 14, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 14, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Ballardie
Mike Ballardie	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and Director	September 14, 2023

/s/ Juda Honickman		September 14, 2023
Juda Honickman	Chief Marketing Officer

/s/ Mark Radom		September 14, 2023
Mark Radom	General Counsel

/s/ Yonah Kalfa		September 14, 2023
Yonah Kalfa	Chief Innovation Officer and Director

/s/ Kirk Taylor		September 14, 2023
Kirk Taylor	Director

/s/ Stephen Crummey		September 14, 2023
Stephen Crummey	Director

/s/ Rodney Rapson		September 14, 2023
Rodney Rapson	Director

