Form 10-Q
period 2023-07-31
Connexa Sports Technologies Inc.
filed 2023-10-05
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of October 2, 2023, was 773,975.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2023, filed on September 14, 2023, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

	JULY 31, 2023	APRIL 30, 2023
	(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$386,459	$202,095
Accounts receivable, net	444,622	399,680
Inventories, net	2,336,918	3,189,766
Prepaid inventory	1,134,368	936,939
Prepaid expenses and other current assets	280,820	263,020

Total Current Assets	4,583,187	4,991,500

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	2,000,000
Fixed assets, net of depreciation	-	14,791
Intangible assets, net of amortization	1,000	101,281

Total Non-Current Assets	2,001,000	2,116,072

TOTAL ASSETS	$6,584,187	$7,107,572

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$6,087,311	$5,496,629
Accrued expenses	5,197,460	4,911,839
Accrued interest	41,522	25,387
Accrued interest - related party	917,957	917,957
Current portion of notes payable, net of discount	1,959,671	1,484,647
Derivative liabilities	8,345,052	10,489,606
Contingent consideration	418,455	418,455
Other current liabilities	330,065	22,971

Total Current Liabilities	23,297,493	23,767,491

Long-Term Liabilities:
Notes payable related parties, net of current portion	1,655,966	1,953,842

Total Long-Term Liabilities	1,655,966	1,953,842

Total Liabilities	24,953,459	25,721,333

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, par value, $0.001, 300,000,000 shares authorized, 528,297 and 338,579 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	528	339
Additional paid in capital	134,112,083	132,993,998
Accumulated deficit	(152,597,375)	(151,750,610)
Accumulated other comprehensive income (loss)	115,492	142,512

Total Stockholders’ Equity (Deficit)	(18,369,272)	(18,613,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,584,187	$7,107,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

THREE MONTHS ENDED JULY 31, 2023 AND 2022

	2023	2022

NET SALES	$3,120,231	$3,583,336

COST OF SALES	2,227,482	2,562,044
		.
GROSS PROFIT	892,749	1,021,292

OPERATING EXPENSES
Selling and marketing expenses	242,353	756,823
General and administrative expenses	2,505,060	3,314,610
Research and development costs	-	19,425

Total Operating Expenses	2,747,413	4,090,858

OPERATING LOSS	(1,854,664)	(3,069,566)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(777,192)	(2,872,222)
Loss on conversion of accounts payable to common stock	(289,980)	-
Change in fair value of derivative liability	2,144,554	3,687,495
Interest expense	(69,483)	(191,303)
Interest expense - related party	-	(61,121)

Total Non-Operating Income (Expenses)	1,007,899	562,849

NET LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(846,765)	(2,506,717)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(1,759,714)
Loss on disposal of subsidiaries	-
LOSS FROM DISCONTINUED OPERATIONS	-	(1,759,714)

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(846,765)	(4,266,431)

Provision for income taxes	-	-

NET LOSS	$(846,765)	$(4,266,431)

Other comprehensive income (loss)
Foreign currency translations adjustment	(27,020)	58,139
Comprehensive income (loss)	$(873,785)	$(4,208,292)

Net income (loss) per share - basic and diluted
Continuing operations	$(1.93)	$(14.27)
Discontinued operations	$-	$(10.02)

Net loss per share - basic and diluted	$(1.93)	$(24.29)

Weighted average common shares outstanding - basic and diluted	438,354	175,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance - May 1, 2022	104,871	$105	$113,053,790	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	109,737	110	14,046,190	-	-	14,046,300
Acquisition	14,960	15	915,530	-	-	915,545
Services	625	1	35,249	-	-	35,250
Cash	26,219	26	4,194,974	-	-	4,195,000
Fractional share issuance	38	-	-	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	58,139	-	58,139
Net loss for the period	-	-	-	-	(4,266,431)	(4,266,431)

Balance - July 31, 2022	256,450	$257	$132,523,358	$113,101	$(84,863,356)	$47,773,360

Balance - May 1, 2023	338,579	$339	$132,993,998	$142,512	$(151,750,610)	$(18,613,761)

Stock issued for:
Services	188	-	-	-	-	-
Accounts payable	67,500	67	559,913	-	-	559,980
Acquisition	1,350	1	(1)	-	-	-
Cashless exercise of warrants	27,000	27	(27)	-	-	-
Satisfaction of profit guarantee on note payable	93,680	94	558,200	-	-	558,294
Share-based compensation	-	-	-	-	-	-
Change in comprehensive income	-	-	-	(27,020)	-	(27,020)
Net loss for the period	-	-	-	-	(846,765)	(846,765)

Balance - July 31, 2023	528,297	$528	$134,112,083	$115,492	$(152,597,375)	$(18,369,272)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

THREE MONTHS ENDED JULY 31, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(846,765)	$(4,266,431)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization and impairment expense	115,072	-
Change in fair value of derivative liability	(2,144,554)	(3,687,495)
Shares and warrants issued for services	-	35,250
Share-based compensation	-	277,625
Amortization of debt discounts	777,192	2,872,222
Settlement expense	558,294	-
Loss on settlement of accounts payable	289,980	-
Loss on conversion of convertible notes	-	-

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	265,992	-
Inventories	852,848	-
Prepaid inventory	(197,429)	-
Prepaid expenses and other current assets	(1,316)	-
Accounts payable and accrued expenses	255,199	-
Other current liabilities	326,550	-
Accrued interest	16,135	-
Accrued interest - related parties	-	-
Total adjustments	1,113,963	(502,398)

Net cash used in operating activities of continuing operations	267,198	(4,768,829)
Net cash provided by operating activities of discontinued operations	-	-
Net cash used in operating activities	267,198	(4,768,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash	-	4,195,000
Proceeds from notes payable	-	925,000
Payments of notes payable - related parties	(298,834)	(15,386)
Payments of notes payable	(302,168)	(1,698,485)
Net cash provided by financing activities	(601,002)	3,406,129

Effect of exchange rate fluctuations on cash and cash equivalents	(17,996)	67,357

NET DECREASE IN CASH AND RESTRICTED CASH	(351,800)	(1,295,343)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	202,095	665,002

CASH AND RESTRICTED CASH - END OF PERIOD	$(149,705)	$(630,341)

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes payable and accrued interest to common stock	$-	$14,046,300
Shares issued for contingent consideration	$-	$915,545
Shares issued for settlement of accounts payable	$270,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 50,000 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 50,000 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 50,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

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

On October 10, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that the Company’s common stock is subject to potential delisting from Nasdaq because, for a period of 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Nasdaq notice indicated that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company would be provided 180 calendar days, or until April 10, 2023, to regain compliance. If the Company were to fail to regain compliance with the Bid Price Rule before April 10, 2023, the Company may be eligible for an additional 180-calendar day compliance period. The Company failed to regain compliance with the Bid Price Rule by April 10, 2023 and requested and received an additional period of 180 days until October 9, 2023 to regain compliance with the Minimum Bid Price Requirement. On September 13, 2023, the Company obtained shareholder consent to effect a reverse split of its shares of common stock. On September 22, 2023, the Company effected a 1-for-40 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis commencing with trading on September 25, 2023. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references herein to the outstanding stock have been retrospectively adjusted to reflect this reverse split. In order to regain compliance with the Bid Price Rule by October 9, 2023, the Company’s shares of common stock must trade above $1.00 for 10 consecutive trading days, which means that the Company’s shares must remain above $1.00 through the close of the Nasdaq on Friday, October 9, 2023 in order to regain compliance with the Bid Price Rule.

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

For further details on PlaySight and Foundation Sports we refer you to our Annual Report on Form 10-K for the year ended April 30, 2023, filed with the Securities and Exchange Commission on September 14, 2023. This Form 10-K and the consolidated financial statements will concentrate on our existing business as reflected in the following paragraph.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the periods ended July 31, 2023 and 2022. The operations of Foundation Sports and PlaySight are included as discontinued operations in our statements of operations as these entities were sold in November 2022 and December 2022 for the period ended July 31, 2022.

Impact of COVID-19 Pandemic

The Company continues to carefully monitor the global COVID-19 pandemic status and its impact on its business. In that regard, while the Company has continued to sell its products it has previously experienced certain minor disruptions in its supply chains. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, the on-going global efforts to contain it. While the Company has not experienced any material disruptions to its business and operations as a result of the COVID-19 pandemic, it is possible such disruptions may occur in the future which may impact its financial and operational results, and which could be material.

Impact of Russian and Ukrainian Conflict

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and its regional and global ramifications. We have one distributor in Russia, which is not material to our overall financial results. We do not currently have operations in Ukraine or Belarus. We are monitoring any broader economic impact from the current crisis. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such action could have a material adverse effect on our financial condition, results of operations, and cash flows.

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $152,597,375 as of July 31, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended July 31, 2023, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2024 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, filed with the Securities and Exchange Commission on September 14, 2023.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $200,000 and $209,690 in allowance for doubtful accounts as of July 31, 2023 and April 30, 2023, respectively.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of July 31, 2023 and April 30, 2023 consisted of the following:

	July 31, 2023	April 30, 2023
Finished Goods	$400,598	$1,509,985
Component/Replacement Parts	2,064,041	1,712,553
Capitalized Duty/Freight	47,279	517,228
Inventory Reserve	(175,000)	(550,000)
Total	$2,336,918	$3,189,766

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

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of July 31, 2023 and April 30, 2023 was $418,455 and $418,455, respectively.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the three months ended July 31, 2023:

Note derivative is related to	July 31, 2023 ending balance	(Gain) loss for the three months ended July 31, 2023
4/11/21 profit guaranty	$1,456,854	$-
8/6/21 convertible notes	74,958	(26,966)
6/17/22 underwriter warrants	4,966	(1,565)
9/30/22 warrants issued with common stock	4,668,608	(1,440,951)
1/6/2023 warrants issued with note payable	2,139,666	(675,072)
Total	$8,345,052	$(2,144,554)

The Black-Scholes option pricing model assumptions for the derivative liabilities during the periods ended July 31, 2023 and 2022 consisted of the following:

	Period Ended July 31, 2023	Period Ended July 31, 2022
Expected life in years	0.7-10 years	4-4.3 years
Stock price volatility	150%	50-148%
Risk free interest rate	4.08%-5.37%	2.90%-3.27%
Expected dividends	0%	0%

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. During the three months ended July 31, 2023, the Company impaired their intangible assets down to a nominal value of $1,000 as the technology has changed and Management determined the value to be greater than the fair value of those assets. Refer to Note 5 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. The Company impaired $100,281 in intangible assets and $14,791 in fixed assets during the three months ended July 31, 2023. Refer to Note 5 for more information.

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

The Company impaired all goodwill as of April 30, 2023.

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

Warrants

The Company grants warrants to key employees and executives as compensation on a discretionary basis. The Company also grants warrants in connection with certain note payable agreements and other key arrangements. The Company is required to estimate the fair value of share-based awards on the measurement date and recognize as expense that value of the portion of the award that is ultimately expected to vest over the requisite service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 11.

The warrants granted during the periods ended July 31, 2023 and 2022 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Period Ended July 31, 2023	Period Ended July 31, 2022
Expected life in years	-	5 – 10 years
Stock price volatility	-%	50% - 148%
Risk free interest rate	-%	2.50% - 3.50%
Expected dividends	-%	0%

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of July 31, 2023 and April 30, 2023, the Company had two customers that accounted for 50% and 47% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of July 31, 2023 and April 30, 2023, the Company had four significant suppliers that accounted for 60%, and 59% of the Company’s trade payables balances, respectively.

Note 5: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	July 31, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	$360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	-
Internally developed software	4.91	580,000	79,608	500,392	-
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

	Weighted
	Average Period	April 30, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	260,270	$101,281
Customer relationships	9.92	3,930,000	50,038	3,879,962	-
Internally developed software	4.91	580,000	79,608	500,392	-
Total intangible assets		$4,895,582	$153,677	$4,640,624	$101,281

Amortization expense for the three months ended July 31, 2023 and 2022 was approximately $0 and $1,445, respectively. The Company impaired $100,281 in the three months ended July 31, 2023. The remaining $1,000 is a nominal value related to the Company’s patents. This amount is not expected to be amortized any further.

Note 6: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	July 31, 2023	April 30, 2023
Accrued payroll	$1,754,936	$1,535,186
Accrued bonus	1,829,604	1,720,606
Accrued professional fees	35,000	490,424
Other accrued expenses	1,577,920	1,165,623
Total	$5,197,460	$4,911,839

Note 7: NOTE PAYABLE - RELATED PARTY

The discussion of note payable – related party only includes those that existed as of April 30, 2023. For a discussion of all prior note payable – related party we refer you to the Annual Report on Form 10-K filed September 14, 2023 for the fiscal year end April 30, 2023.

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

There was $1,655,966 and $1,953,842 in outstanding borrowings from related parties as of July 31, 2023 and April 30, 2023. Interest expense related to the related parties for the three months ended July 31, 2023 and 2022 amounted to $0 and $61,121, respectively. Accrued interest due to related parties as of July 31, 2023 and April 30, 2023 amounted to $917,957 and $917,957, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

Note 8: CONVERTIBLE NOTES PAYABLE

The discussion of convertible notes payable only includes those that existed as of April 30, 2023. For a discussion of all prior convertible notes payable we refer you to the Annual Report on Form 10-K filed September 14, 2023 for the fiscal year end April 30, 2023.

As of April 30, 2023, all outstanding convertible notes payable had been fully converted into outstanding common shares. On June 17, 2022, the Company issued 109,737 shares of common stock in conversion of the $13,200,000 in convertible notes payable and $846,301 in accrued interest. In addition, the remaining $122,222 of unamortized discount on the convertible notes payable was amortized and included in our consolidated statements of operations for the three months ended July 31, 2022.

Note 9: NOTES PAYABLE

The discussion of notes payable only includes those that existed as of April 30, 2023. For a discussion of all prior notes payable we refer you to the Annual Report on Form 10-K filed September 14, 2023 for the fiscal year end April 30, 2023.

On April 11, 2021, the Company and the lender entered into an agreement whereby the lender converted the promissory note into 681 shares of Company stock, which were issued to the lender at a 20% discount from the closing price of the stock on the day prior to the conversion. In addition to the discount, the agreement contains a guarantee that the aggregate gross sales of the shares by the lender will be no less than $1,500,000 over the next three years and if the aggregate gross sales are less than $1,500,000 the Company will issue additional shares of common stock to the lender for the difference between the total gross proceeds and $1,500,000, which could result in an infinite number of shares being required to be issued.

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

The fair value of the derivative liability was $1,456,854 and $1,456,854 as of April 30, 2023 and 2022.

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company has repaid the $4,000,000 as of April 30, 2023 ($1,559,109 as of July 31, 2022).

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

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $8.84 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 452,489 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $8.84 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 may be made to the Company under the Note. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Company measured the warrants granted on January 6, 2023 at $3,715,557, and discounted the note payable to $0 and recorded a derivative expense of $1,715,557.

The derivative liability was valued at $2,139,666 and $2,814,738 as of July 31, 2023 and April 30, 2023, respectively. The Company recognized a gain on the change in fair value of the derivative liability when remeasured for the three months ended July 31, 2023 of $675,072. In addition, the Company recognized $777,192 in amortization of debt discount for the three months ended July 31, 2023. On July 6, 2023, the Company failed to repay the note and is currently in default. The interest rate has since increased to 6.43% per annum.

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

Note 10: RELATED PARTY TRANSACTIONS

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

The Company has outstanding notes payable of $1,655,966 and $1,953,842 and accrued interest of $917,957 and $917,957 due to a related party as of July 31, 2023 and April 30, 2023, respectively (see Note 7).

The Company recognized net sales of $50,900 and $91,200 during the three months ended July 31, 2023 and 2022, respectively, to related parties. As of July 31, 2023 and 2022, related parties had accounts receivable due to the Company of $28,800 and $28,800, respectively.

Note 11: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of July 31, 2023 and April 30, 2023, the Company had 528,297 and 338,579 shares of common stock issued and outstanding, respectively.

For the period May 1, 2023 through July 31, 2023, the Company issued 189,718 shares of common stock to ambassadors under their agreements (188), to vendors in settlement of accounts payable (67,500), for settlement with former owners of FSS (1,350), for the exercise of warrants (27,000) and to satisfy the profit guarantee on a note (93,680).

Equity Transactions During the Year Ended April 30, 2023

The Company has issued an aggregate of 151,579 shares of its common stock consisting of the following:

On June 15, 2022, the Company issued 109,737 shares of common stock to the Convertible Noteholders upon conversion of convertible notes.

On June 15, 2022, the Company issued 26,219 shares to investors who participated in the Company’s Nasdaq uplist round.

On June 27, 2022, the Company issued 625 shares of common stock to Gabriel Goldman for consulting services performed in the first quarter of calendar 2022. Gabriel Goldman became a director of the Company on June 15, 2022.

On June 27, 2022, the Company issued 14,960 shares of common stock to the former Gameface shareholders in connection with the purchase of Gameface.

On August 25, 2022, the Company issued 750 shares of common stock to Midcity Capital Ltd (“Midcity”) pursuant to a cashless conversion of warrants Midcity received from its warrant agreement with the Company dated March 2020.

On September 28, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor (the “Investor”) for the issuance and sale of (i) 25,463 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 295,050 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $15.60 per share of the common stock and associated common stock warrant and $15.596 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.0004 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 320,513 shares of common stock at an exercise price of $15.60 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and 641,026 common stock warrants to purchase 641,026 shares of common stock at an exercise price of $17.20 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants will be exercisable beginning on the date stockholder approval is received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules. Net proceeds to the Company were $4,549,882.

On October 12, 2022, the Company issued 48,098 shares of common stock, on November 21, 2022 issued 675 shares of common stock and January 26, 2023 issued 6,993 shares of common stock in connection with the acquisition of PlaySight.

On January 26, 2023, the Company issued 150 shares of common stock for services rendered to their ambassadors.

The Company has not granted any warrants for the three months ended July 31, 2023.

Warrants Granted During the Year Ended April 30, 2023

On September 28, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor (the “Investor”) for the issuance and sale of (i) 25,463 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 295,050 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $15.60 per share of the common stock and associated common stock warrant and $15.596 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.0004 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 320,513 shares of common stock at an exercise price of $15.60 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and 641,026 common stock warrants to purchase 641,026 shares of common stock at an exercise price of $17.20 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants will be exercisable beginning on the date stockholder approval is received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules. The exercise price of the Warrants was reset in January 2023 to $8.84 per share.

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) at 4.33% interest per annum unless in default, with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $8.84 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 452,489 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $8.84 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants will be the date stockholder approval is received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 may be made to the Company under the Note which occurred on February 2, 2023. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

Note 12: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the three months ended July 31, 2023 and 2022 amounted to $1,969 and $700, respectively.

Contingencies

In connection with the Gameface acquisition on February 2, 2022, the Company agreed to earn-out consideration of common shares of the Company’s common stock with a fair value of $1,334,000.

The Company issued 14,960 common shares to the former Gameface shareholders in June 2022. The balance of the contingent consideration as of July 31, 2023 and April 30, 2023 is $418,455.

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

Note 13: DISCONTINUED OPERATIONS

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

The Company reclassified the following operations to discontinued operations for the three months ended July 31, 2023.

2023
Revenue	$1,363,113
Operating expenses	3,278,269
Other (income) loss	(155,442)
Net loss from discontinued operations	$(1,759,714)

Note 14: SUBSEQUENT EVENTS

From August 1, 2023 through the date hereof, the Company issued the following shares of common stock:

On August 1, 2023, the Company issued 31,042 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On August 17, 2023, the Company issued 1,876 shares of common stock to Rodney Rapson as compensation for Mr. Rapson’s advisory services under the advisory agreement between the Company and Mr. Rapson.

On August 31, 2023, the Company issued 42,500 shares of common stock to the Lender (as defined below) in connection with the Conversion (as defined below).

On September 18, 2023, the Company issued 125,134 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On September 19, 2023, the Company issued 9,444 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

UFS Agreement

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount is paid in full.

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

On August 21, 2023, the Company amended its arrangement with MidCity and agreed to issue 42,500 shares of stock monthly for eight months to settle the profit guarantee under its prior note arrangement from April 2020. The parties agreed to a one-time true-up at March 31, 2024 if any further amounts are due MidCity at that time.

On September 19, 2023, the Company entered into an agreement with Meged (the “Second Meged Agreement”) pursuant to which the Company sold $423,000 in future receivables to Meged (the “Meged Second Receivable Amount”) in exchange for paying the then outstanding balance of $70,153.20 of the Meged Receivables Purchased Amount in full with the balance being retained by the Company in cash for general purposes. The Company agreed to pay Meged $15,107.14 each week until the Meged Second Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Meged under the Second Meged Agreement, the Company granted to Meged a security interest in the following collateral: all accounts receivable and all proceeds as such term is defined by Article 9 of the UCC. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended April 30, 2023. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risks and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

In April 2023, the Company determined that the technology utilized in Gameface would take substantially more financial resources and more time to bring to market and achieve profitability than originally anticipated. As a result, the goodwill and intangible assets related to Gameface were fully impaired as of April 30, 2023, resulting in an impairment loss of $11,421,817. The Company previously classified Foundation Sports in continuing operations, until December 5, 2022 when they sold 75% of Foundation Sports back to the original owners at which time it deconsolidated this subsidiary and recorded a loss on the sale. The Company also determined to dispose of the PlaySight entity during the year ended April 30, 2023. The Company completed the sale in November 2022 and recorded a loss on the sale at that time. The total loss on disposal of Foundation Sports and PlaySight amounted to $41,413,892 in the year ended April 30, 2023. The Company impaired all goodwill as of April 30, 2023.

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

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount is paid in full.

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

On September 13, 2023, the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,018,510 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2022, and, (ii) 11,802,002 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00001 per share, (iii) 12,820,512 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $0.39 per share, (iv) 25,641,024 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $0.43 per share and (v) 18,099,548 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $0.221 per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date. The Company effected a 1-40 Reverse Stock Split of its common stock on September 25, 2023.

On September 19, 2023, the Company entered into an agreement with Meged (the “Second Meged Agreement”) pursuant to which the Company sold $423,000 in future receivables to Meged (the “Meged Second Receivable Amount”) in exchange for paying the then outstanding balance of $70,153.20 of the Meged Receivables Purchased Amount in full with the balance being retained by the Company in cash for general purposes. The Company agreed to pay Meged $15,107.14 each week until the Meged Second Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Meged under the Second Meged Agreement, the Company granted to Meged a security interest in the following collateral: all accounts receivable and all proceeds as such term is defined by Article 9 of the UCC. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

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

Results of Operations for the Three Months Ended July 31, 2023 and 2022

The following are the results of our operations for the three months ended July 31, 2023 as compared to 2022:

	For the Three Months Ended
	July 31, 2023	July 31, 2022	Change
	(Unaudited)	(Unaudited)

Net sales	$3,120,231	$3,583,336	$(463,105)
Cost of sales	2,227,482	2,562,044	(334,562)
Gross Profit	892,749	1,021,292	(128,543)

Operating expenses:
Selling and marketing expenses	242,353	756,823	(514,470)
General and administrative expenses	2,505,060	3,314,610	(809,550)
Research and development costs	-	19,425	(19,425)
Total operating expenses	2,747,413	4,090,858	(1,343,445)
Loss from operations	(1,845,664)	(3,069,566)	1,214,902

Other expenses (income):
Amortization of debt discounts	(777,192)	(2,872,222)	2,095,030
Loss on conversion of accounts payable to common stock	(289,980)	-	(289,980)
Loss on issuance of convertible notes	-	-	-
Gain on change in fair value of derivative liability	2,144,554	3,687,495	(1,542,941)
Interest expense - related party	-	(61,121)	61,121
Interest expense	(69,483)	(191,303)	121,820
Total other (income) expense	1,007,899	562,849	445,050

Net loss from continuing operations	$(846,765)	$(2,506,717)	$1,659,952

Net sales

Net sales decreased $463,105, or 13%, during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. The decrease in our online consumer marketing of Slinger Bag, coupled with the general marketplace impact resulting from the increased consumer social mobility following the lifting of all covid -related restrictions contributed to the decrease in sales. The reduction in disposable income resulting from global economic inflationary pressures also impacted on the sales of a product like Slinger Bag, priced to consumers at a minimum of $500.

Cost of sales and Gross income

Cost of sales decreased $334,562 during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022, which is primarily due to the reduction in net sales. Gross income decreased $128,543, or13%, during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 due to the decrease in sales resulting from reduced on-line marketing activity and the general global recessionary economic environment.

Selling and marketing expenses

Selling and marketing expenses decreased $514,470, or 68%, during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. This decrease is largely driven by a decrease in social media advertising, sponsorships, and other investments in our public relations presence based on lower cash flows being generated by lower net sales. In addition, all Slinger Bag ambassador agreements came to an end contributing to a reduction in marketing expense.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, decreased $809,550 during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. This decrease is primarily driven by a decrease in share-based compensation as well as in both headcount and legal costs related to the prior year acquisition of Playsight and Foundation into the Connexa group.

Research and development costs

Research and development costs decreased $19,425 during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. This decrease is primarily driven by our need to pause all development activity in the period due to limited cash flow being available for investment.

Other expense

Total other expense increased $445,050 during the three months ended July 31, 2023 as compared to the three months ended July 31, 2022. We recorded a gain in fair value of derivatives of $2,144,554 compared to $3,687,495 in the same period in 2022. Excluding these gains during the periods to July 31,2023 and 2022, we had other expenses totaling $1,136,655 and $3,124,646 respectively. The increases in other expenses for the three months ended July 31, 2023 as compared to July 31, 2022 was a reduction in amortization of debt discounts and interest paid to related parties as well as an expense related to loss on conversion of account payable to common stock.

Discontinued Operations

Discontinued operations incorporate the impact of the divestments of both PlaySight and Gameface during the period to July 31, 2023. Total loss from discontinued operations was $0 during the three months ended July 31, 2023 as compared to $1,759,714 in the three months ended July 31, 2022. Net cash provided by discontinued operations for the three months ended July 31, 2023 and 2022 amount to $0 and $1,053,121 respectively.

The Company previously classified Foundation Sports in continuing operations, until December 5, 2022 when they sold 75% of Foundation Sports back to the original owners at which time it deconsolidated this subsidiary and recorded a loss on the sale. The Company also determined to dispose of the PlaySight entity during the year ended April 30, 2023. The Company completed the sale in November 2022 and recorded a loss on the sale at that time. The total loss on disposal of Foundation Sports and PlaySight amounted to $41,413,892 was fully recognized in the year ended April 30, 2023.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $152,597,375 as of July 31, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or being able to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In respect to additional financing, refer to the consolidated financial statements herein. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended July 31, 2023 and 2022:

	For the Three Months Ended
	July 31, 2023	July 31, 2022
Net cash provided by operating activities	$803,363	$(3,122,519)
Net cash used in investing activities	-	-
Net cash (used in) financing activities	601,002	(3,406,129)

We had cash and cash equivalents of 386,459 as of July 31, 2023, as compared to $202,095 as of April 30, 2023.

Net cash provided by operating activities was $803,363 during the three months ended July 31, 2023, as compared to net cash used in operating activities of $(3,122,519 during the same period in 2022. Our net cash used in operating activities during the three months ended July 31, 2023 was primarily the result of our net loss of $(846,765) for the period, partially offset by our net non-cash expenses of $(404,016), incorporating the $2,144,554 reduction in change in fair value of derivative liability offset by increases in depreciation, amortization and impairment expenses, amortization of debt discounts, settlement expense and loss on settlement of accounts payable as well as changes in our current assets and liabilities related to our operations . The most notable changes occurred in in our inventory and prepaid inventory where inventory significantly decreased in the three month periods and prepaid inventory increased, as well as significant increases in accounts payable related to our cash flow issues during the respective periods.

Our net cash used in operating activities during the three months ended July 31, 2022 was primarily the result of our net loss of $(4,266,431) for the period and our net non-cash expenses of $(500,953) as well as the changes in our operating current assets and liabilities as indicated above.

We incurred no investing activities in either of the three-month periods ended July 31, 2023 and 2022.

Net cash used in financing activities was $(601,002) for the three months ended July 31, 2023, as compared to net cash provided by financing activities of $(3,406,129) for the same period in 2022. The changes is financing activities for the three months ended July 31, 2023 primarily consisted of $(298,834) for payments of notes payable to related parties and $(302,168) in payments of notes payable. Changes in financing activities for the three months ended July 31, 2022 consisted of proceeds of $4,195,000 resulting from issuance of common stock, $925,000 from proceeds of notes payable offset with $(15,386) in payments of notes to related parties and $(1,698,485) in payment of notes payable.

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

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount is paid in full.

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

There were $1,655,966 and $1,953,842 in outstanding borrowings from the Company’s related parties for the period ended July 31, 2023 and 2022, respectively. Accrued interest due to related parties as of July 31, 2023 and 2022 amounted to $917,957 and $917,957, respectively

On January 6, 2023, we sold certain of our inventory including all components, parts, additions and accessions thereto to Yonah Kalfa and Naftali Kalfa who immediately consigned it back to us in exchange for a payment of $103 per ball launcher we sell until we have paid them an aggregate total of $2,092,700, which represents payment in full of the principal amounts of the Loan Agreements (as defined below) and certain other expenses they incurred in connection with the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

Going Concern

Our independent registered public accounting firm auditors’ report accompanying our April 30, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of July 31, 2023 due to the material weaknesses that were identified and listed below.

Changes in Internal Control Over Financial Reporting

In connection with our management’s assessment of controls over financial reporting during the year ended April 30, 2023, we identified the following material weaknesses:

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of July 31, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended April 30, 2023.

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

On May 23, 2023, Connexa Sports Technologies Inc. (the “Company”) issued the following shares of its common stock (“Shares”) to the following persons in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering:

1.	67,500 Shares to vendors in exchange for a reduction of $270,000 in the amount owed to such vendors;
2.	19,750 Shares to Mike Ballardie, the Company’s chief executive officer and director, pursuant to an exercise of warrants by Mr. Ballardie;
3.	7,250 Shares to Yona Kalfa, the Company’s chief innovation officer and director, pursuant to an exercise of warrants by Mr. Kalfa;
4.	150 Shares to ambassadors as compensation to such ambassadors under their ambassador agreements; and
5.	1,350 Shares to the former owner and staff of Foundation Sports Systems, LLC (“Foundation”) as final payment to such persons for 100% of the membership interests of Foundation pursuant to the Membership Interest Purchase Agreement between the Company and Charlie Ruddy dated June 18, 2021.

On June 8, 2023, the Company issued (i) 38 shares to an ambassador as compensation to such ambassador under its ambassador agreement and (ii) 43,437 shares to a lender (the “Lender”) in connection with the conversion of the outstanding principal amount of a $1,000,000 2.25% Promissory Note due April 30, 2021 into shares of common stock of the Company in exchange for a sufficient amount of shares of the Company to realize $1,500,000 in proceeds from the sale of shares of the Company’s common stock (the “Lender”).

On June 20, 2023, the Company issued 6,809 shares of common stock to the Lender in connection with the Conversion.

On July 26, 2023, the Company issued 43,437 shares of common stock to the Lender in connection with the Conversion.

On August 1, 2023, the Company issued 31,042 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On August 17, 2023, the Company issued 1,876 shares of common stock to Rodney Rapson as compensation for Mr. Rapson’s advisory services under the advisory agreement between the Company and Mr. Rapson.

On August 31, 2023, the Company issued 42,500 shares of common stock to the Lender in connection with the Conversion.

On September 18, 2023, the Company issued 125,134 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On September 19, 2023, the Company issued 9,444 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation of Connexa Sports Technologies Inc., dated September 20, 2023

10.1	Standard Merchant Cash Advance Agreement, dated June 8, 2023, between Meged Funding Group and Connexa Sports Technologies Inc.

10.2	Standard Merchant Cash Advance Agreement, dated August 7, 2023, between Unique Funding Solutions LLC and Connexa Sports Technologies Inc.

10.3	Standard Merchant Cash Advance Agreement, dated September 19, 2023, between Meged Funding Group and Connexa Sports Technologies Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: October 5, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: October 5, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

