Form 10-Q
period 2023-10-31
Connexa Sports Technologies Inc.
filed 2023-11-27
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 24, 2023, was 3,436,174.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

	OCTOBER 31,	APRIL 30,
	2023	2023
	(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$285,861	$202,095
Accounts receivable, net	527,998	399,680
Inventories, net	1,668,189	3,189,766
Prepaid inventory	707,612	936,939
Prepaid expenses and other current assets	272,949	263,020

Total Current Assets	3,462,609	4,991,500

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	2,000,000
Fixed assets, net of depreciation	-	14,791
Intangible assets, net of amortization	1,000	101,281

Total Non-Current Assets	2,001,000	2,116,072

TOTAL ASSETS	$5,463,609	$7,107,572

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$5,113,362	$5,496,629
Accrued expenses	5,047,118	4,911,839
Accrued interest	50,289	25,387
Accrued interest - related party	917,957	917,957
Current portion of notes payable, net of discount	3,194,799	1,484,647
Derivative liabilities	3,777,148	10,489,606
Contingent consideration	-	418,455
Other current liabilities	361,804	22,971

Total Current Liabilities	18,462,477	23,767,491

Long-Term Liabilities:
Notes payable related parties, net of current portion	1,398,775	1,953,842

Total Long-Term Liabilities	1,398,775	1,953,842

Total Liabilities	19,861,252	25,721,333

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, par value, $0.001, 300,000,000 shares authorized, 2,372,803 and 338,579 shares issued and outstanding as of October 31, 2023 and April 30, 2023, respectively	2,373	339
Additional paid in capital	136,224,410	132,993,998
Accumulated deficit	(150,835,256)	(151,750,610)
Accumulated other comprehensive income	210,830	142,512

Total Stockholders’ Equity (Deficit)	(14,397,643)	(18,613,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,463,609	$7,107,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

SIX AND THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

	SIX MONTHS ENDED		THREE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2023	2022	2023	2022

NET SALES	$5,416,149	$6,027,157	$2,295,918	$2,443,821

COST OF SALES	3,876,437	4,718,824	1,648,955	2,156,780
		.
GROSS PROFIT	1,539,712	1,308,333	646,963	287,041

OPERATING EXPENSES
Selling and marketing expenses	547,390	1,103,952	305,037	347,129
General and administrative expenses	4,121,385	7,751,470	1,616,325	4,436,860
Research and development costs	-	34,405	-	14,980

Total Operating Expenses	4,668,775	8,889,827	1,921,362	4,798,969

OPERATING LOSS	(3,129,063)	(7,581,494)	(1,274,399)	(4,511,928)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(790,262)	(2,872,222)	(13,070)	-
Loss on conversion of accounts payable to common stock	(289,980)	-	-	-
Change in fair value of derivative liability	16,944,807	6,787,597	14,800,253	3,100,102
Derivative expense	(11,398,589)	(7,280,405)	(11,398,589)	(7,280,405)
Interest expense	(421,559)	(597,580)	(352,076)	(406,277)
Interest expense - related party	-	(82,414)	-	(21,293)

Total Non-Operating Income (Expenses)	4,044,417	(4,045,024)	3,036,518	(4,607,873)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	915,354	(11,626,518)	1,762,119	(9,119,801)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(3,663,480)	-	(1,903,766)
Loss on disposal of subsidiaries	-	-	-	-
LOSS FROM DISCONTINUED OPERATIONS	-	(3,663,480)	-	(1,903,766)

NET INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	915,354	(15,289,998)	1,762,119	(11,023,567)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$915,354	$(15,289,998)	$1,762,119	$(11,023,567)

Other comprehensive income (loss)
Foreign currency translations adjustment	68,318	58,139	95,338	(34,630)
Comprehensive income (loss)	$983,672	$(15,231,859)	$1,857,457	$(11,058,197)

Net income (loss) per share - basic and diluted (see Note 3)
Continuing operations	$(23.13)	$(2,708.25)	$(14.29)	$(3,211.20)
Discontinued operations	$-	$(853.36)	$-	$(670.34)

Net loss per share - basic and diluted	$(23.13)	$(3,561.61)	$(14.29)	$(3,881.54)

Weighted average common shares outstanding - basic and diluted	693,092	4,293	912,147	2,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance - May 1, 2022	104,871	$105	$113,053,790	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	109,737	110	14,046,190	-	-	14,046,300
Acquisition	14,960	15	915,530	-	-	915,545
Services	625	1	35,249	-	-	35,250
Cash	26,219	26	4,194,974	-	-	4,195,000
Fractional share issuance	38	-	-	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	58,139	-	58,139
Net loss for the period	-	-	-	-	(4,266,431)	(4,266,431)

Balance - July 31, 2022	256,450	$257	$132,523,358	$113,101	$(84,863,356)	$47,773,360

Stock issued for:
Cashless exercise of warrants	750	1	(1)	-	-	-
Acquisition	48,098	48	(48)	-	-	-
Cash	25,463	25	(25)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	113,597	-	113,597
Net loss for the period	-	-	-	-	(11,023,567)	(11,023,567)

Balance - October 31, 2022	330,761	$331	$132,800,909	$226,698	$(95,886,923)	$37,141,015

Balance - May 1, 2023	338,579	$339	$132,993,998	$142,512	$(151,750,610)	$(18,613,761)

Stock issued for:
Services	188	-	-	-	-	-
Accounts payable	67,500	67	559,913	-	-	559,980
Acquisition	1,350	1	(1)	-	-	-
Cashless exercise of warrants	27,000	27	(27)	-	-	-
Satisfaction of profit guarantee on note payable	93,680	94	558,200	-	-	558,294
Share-based compensation	-	-	-	-	-	-
Change in comprehensive income	-	-	-	(27,020)	-	(27,020)
Net loss for the period	-	-	-	-	(846,765)	(846,765)

Balance - July 31, 2023	528,297	$528	$134,112,083	$115,492	$(152,597,375)	$(18,369,272)

Stock issued for:
Services	13,707	14	28,048	-	-	28,062
Fractional adjustment in reverse split	35,683	36	(36)	-	-	-
Acquisition / Contingent consideration	1,964	2	418,453	-	-	418,455
Cashless exercise of warrants	1,708,152	1,708	(1,708)	-	-	-
Satisfaction of profit guarantee on note payable	85,000	85	210,716	-	-	210,801
Reclassification of derivative liability upon amendment of agreement	-	-	1,456,854	-	-	1,456,854
Change in comprehensive income	-	-	-	95,338	-	95,338
Net income for the period	-	-	-	-	1,762,119	1,762,119

Balance - October 31, 2023	2,372,803	$2,373	$136,224,410	$210,830	$(150,835,256)	$(14,397,643)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

	2023	2022
CASH FLOW FROM OPERTING ACTIVIITES
Net income (loss)	$915,354	$(15,289,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, amortization and impairment expense	115,072	71,336
Change in fair value of derivative liability	(16,944,807)	(6,787,597)
Shares and warrants issued for services	28,062	35,250
Share-based compensation	-	555,250
Derivative expense	11,398,589	7,280,405
Amortization of debt discounts	790,262	2,872,222
Settlement expense	769,095	-
Loss on settlement of accounts payable	289,980	-

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	214,355	396,322
Inventories	1,521,577	3,550,026
Prepaid inventory	229,327	(311,972)
Prepaid expenses and other current assets	(6,573)	(228,861)
Accounts payable and accrued expenses	(648,122)	(617,142)
Other current liabilities	654,871	10,974
Accrued interest	24,902	160,963
Accrued interest - related parties	-	4,818
Total adjustments	(1,563,410)	6,991,994

Net cash used in operating activities of continuing operations	(648,056)	(8,298,004)
Net cash provided by operating activities of discontinued operations	-	2,298,552
Net cash used in operating activities	(648,056)	(5,999,452)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock for cash	-	9,194,882
Proceeds from notes payable	1,276,000	-
Payments of notes payable - related parties	(556,025)	(14,133)
Payments of notes payable	(65,496)	(3,835,676)
Net cash provided by financing activities	654,479	5,345,073

Effect of exchange rate fluctuations on cash and cash equivalents	77,343	181,249

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	83,766	(473,130)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	202,095	665,002

CASH AND RESTRICTED CASH - END OF PERIOD	$285,861	$191,872

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes payable and accrued interest to common stock	$-	$14,046,300
Shares issued for contingent consideration	$418,455	$915,545
Derivative liability recorded for shares and warrants issued in private placement	$-	$4,999,882

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the periods ended October 31, 2023 and 2022. The operations of Foundation Sports and PlaySight are included as discontinued operations in our statements of operations as these entities were sold in November 2022 and December 2022 for the period ended July 31, 2022.

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

Impact of Israel and Hamas Conflict

Because we develop products in Israel and our chief marketing officer is located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and other hostile non-state actors. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. As of October 11, 2023, such attacks collectively resulted in over 1,200 deaths and over 2,600 injured people, in addition to the kidnapping of a currently indefinite number of civilians, including women and children. Shortly following the attack, Israel’s security cabinet declared war against Hamas.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. On October 9, 2023, the Central Bank of Israel announced its intent to sell up to $30 billion order to protect the New Israeli Shekel (“NIS”) from collapse, however despite the foregoing announcement the NIS weakened to approximately 3.92 NIS for one US dollar as of the same day. In addition, on October 9, 2023, the Tel Aviv-35 stock index of blue-chip companies dropped by 6.4% whereas the benchmark TA-125 index fell by 6.2%. These events may imply wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct is business, operations and affairs.

It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank. In the event that hostilities disrupt the development of our products, our ability to deliver products to customers in a timely manner to meet our contractual obligations with customers and vendors could be materially and adversely affected.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

As a result of the Israeli security cabinet’s decision to declare war against Hamas, several hundred thousand Israeli reservists were drafted to perform immediate military service. If any of our employees and consultants in Israel are called for service in the current war with Hamas, our operations may be disrupted by such absences, which may materially and adversely affect our business and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers due to their military service in the current war or future wars or other armed conflicts may disrupt their operations, in which event our ability to deliver products to customers may be materially and adversely affected.

In addition, popular uprisings in various countries in the Middle East and North Africa have affected the political stability of those countries. Such instability may lead to a deterioration in the political and trade relationships that exist between the State of Israel and these countries, such as Turkey. Moreover, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictions may limit materially our ability to obtain raw materials from these countries or sell our products to companies and customers in these countries. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods. Such efforts, particularly if they become more widespread, may materially and adversely impact our ability to sell our products outside of Israel.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $150,835,256 as of October 31, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended October 31, 2023, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2024 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, filed with the Securities and Exchange Commission on September 14, 2023.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $200,000 and $209,690 in allowance for doubtful accounts as of October 31, 2023 and April 30, 2023, respectively.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of October 31, 2023 and April 30, 2023 consisted of the following:

	October 31, 2023	April 30, 2023
Finished Goods	$400,147	$1,509,985
Component/Replacement Parts	1,593,591	1,712,553
Capitalized Duty/Freight	24,451	517,228
Inventory Reserve	(350,000)	(550,000)
Total	$1,668,189	$3,189,766

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

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of October 31, 2023 and April 30, 2023 was $0 and $418,455, respectively.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the six months ended October 31, 2023:

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the six months ended October 31, 2023:

	October 31, 2023	(Gain) for the six months
Note derivative is related to	balance	ended October 31, 2023
8/6/21 convertible notes	$7,679	$(94,245)
6/17/22 underwriter warrants	664	(5,867)
9/30/22 warrants issued with common stock	3,326,235	(2,783,324)
1/6/2023 warrants issued with note payable	315,768	(14,181,913)
10/11/2023 warrants issued with note payable	126,802	(163,812)
Total	$3,777,148	$(17,229,161)

The Black-Scholes option pricing model assumptions for the derivative liabilities during the periods ended October 31, 2023 and 2022 consisted of the following:

	Period Ended October 31, 2023	Period Ended October 31, 2022
Expected life in years	2.75-10 years	3.76 - 10 years
Stock price volatility	150%	50-150%
Risk free interest rate	4.08%-5.37%	2.90%-4.34%
Expected dividends	0%	0%

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. During the six months ended October 31, 2023, the Company impaired their intangible assets down to a nominal value of $1,000 as the technology has changed and Management determined the value to be greater than the fair value of those assets. Refer to Note 5 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. The Company impaired $100,281 in intangible assets and $14,791 in fixed assets during the six months ended October 31, 2023. Refer to Note 5 for more information.

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

The warrants granted during the periods ended October 31, 2023 and 2022 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Period Ended October 31, 2023	Period Ended October 31, 2022
Expected life in years	5 years	5 – 10 years
Stock price volatility	150%	50% - 150%
Risk free interest rate	4.59%	2.50% - 4.27%
Expected dividends	0%	0%

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

The Company has adjusted the diluted EPS for the six and three months ended October 31, 2023 for warrants classified as derivative liabilities in accordance with ASC 260-10-45 as follows. No calculation is necessary for the six and three months ended October 31, 2022 because to do so would be anti-dilutive.

Six months ended October 31, 2023
Diluted EPS:
Net income	$915,354
Change in fair value of derivative liability	(16,944,807)

Adjusted net loss	$(16,029,453)

Weighted Average Shares Outstanding	693,092
Adjusted loss per share	$(23.13)

Three months ended October 31, 2023
Diluted EPS:
Net income to controlling interest	$1,762,119
Change in fair value of derivative liability	(14,800,253)

Adjusted net loss	$(13,038,134)

Weighted Average Shares Outstanding	912,147
Adjusted loss per share	$(14.29)

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of October 31, 2023 and April 30, 2023, the Company had two customers that accounted for 77% and 47% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of October 31, 2023 and April 30, 2023, the Company had four significant suppliers that accounted for 69%, and 59% of the Company’s trade payables balances, respectively.

Note 5: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	October 31, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	$360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	-
Internally developed software	4.91	580,000	79,608	500,392	-
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

	Weighted
	Average Period	April 30, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	260,270	$101,281
Customer relationships	9.92	3,930,000	50,038	3,879,962	-
Internally developed software	4.91	580,000	79,608	500,392	-
Total intangible assets		$4,895,582	$153,677	$4,640,624	$101,281

Amortization expense for the six months ended October 31, 2023 and 2022 was approximately $0 and $2,890, respectively. The Company impaired $100,281 in the six months ended October 31, 2023. The remaining $1,000 is a nominal value related to the Company’s patents. This amount is not expected to be amortized any further.

Note 6: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	October 31, 2023	April 30, 2023
Accrued payroll	$1,929,686	$1,535,186
Accrued bonus	1,983,178	1,720,606
Accrued professional fees	35,000	490,424
Other accrued expenses	1,099,254	1,165,623
Total	$5,047,118	$4,911,839

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

There was $1,398,775 and $1,953,842 in outstanding borrowings from related parties as of October 31, 2023 and April 30, 2023. Interest expense related to the related parties for the six months ended October 31, 2023 and 2022 amounted to $0 and $82,414, respectively. Accrued interest due to related parties as of October 31, 2023 and April 30, 2023 amounted to $917,957 and $917,957, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

As of April 30, 2023, all outstanding convertible notes payable had been fully converted into outstanding common shares. On June 17, 2022, the Company issued 109,737 shares of common stock in conversion of the $13,200,000 in convertible notes payable and $846,301 in accrued interest. In addition, the remaining $122,222 of unamortized discount on the convertible notes payable was amortized and included in our consolidated statements of operations for the six months ended October 31, 2022.

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

The fair value of the derivative liability was $1,456,854 as of August 20, 2023.

On August 21, 2023, the Company amended its arrangement with MidCity and agreed to issue 42,500 shares of stock monthly for eight months to settle the profit guarantee under its prior note arrangement from April 2020. The parties agreed to a one-time true-up at March 31, 2024 if any further amounts are due MidCity at that time. As a result of this new agreement with MidCity fixing the terms of the guarantee, the Company has removed the criteria that created a net share settlement issue and thus no longer treats this as a derivative liability. The remaining liability has been adjusted against additional paid in capital at the date of the agreement.

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company has repaid the $4,000,000 as of April 30, 2023 (and as of October 31, 2022).

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

UFS Agreement #2

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

On October 11, 2023, the Company entered into a loan and security modification agreement (the “Loan and Security Modification Agreement”) with the Lenders and the Agent amending the terms of the Loan and Security Agreement dated January 6, 2023 (the “LSA”) by and among the Company, the Lenders and the Agent to make an additional loan of $1,000,000 and modify the terms of the LSA to reflect the New Loan. The modification of the original January 6, 2023, loan represented a material modification, and the original loan has been extinguished, and the New Loan in the amount of $3,000,000 has been recorded. As a result of the extinguishment, the Company recognized there was no gain or loss recognized as all of the discounts associated with the original notes were fully amortized. On October 11, 2023, the Company recognized a discount related to the issuance of the warrants noted below that will be amortized through the maturity date of the New Loan, April 11, 2024.

In connection with the Loan and Security Modification Agreement, the Company agreed to issue to the investor warrants (the “Common Warrants”) to purchase up to 169,196 shares of Common Stock at an exercise price of $1.90 per share. The Common Warrants are exercisable six months after their issuance and will expire five and one-half years from their date of issuance. The Common Warrants and the shares of our Common Stock issuable upon the exercise of the Common Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

The Company recorded a derivative liability related to the warrants granted with the October 11, 2023 amendment in the amount of $290,514. This discount is being amortized over the life of the note.

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

Meged Agreement #2

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

The Company has outstanding notes payable of $1,398,775 and $1,953,842 and accrued interest of $917,957 and $917,957 due to a related party as of October 31, 2023 and April 30, 2023, respectively (see Note 7).

The Company recognized net sales of $55,500 and $92,887 during the six months ended October 31, 2023 and 2022, respectively, to related parties. As of October 31, 2023 and 2022, related parties had accounts receivable due to the Company of $33,338 and $91,857, respectively.

Note 11: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 300,000,000 shares of common stock authorized with a par value of $0.001 per share. As of October 31, 2023 and April 30, 2023, the Company had 2,372,803 and 338,579 shares of common stock issued and outstanding, respectively.

For the period May 1, 2023 through July 31, 2023, the Company issued 189,718 shares of common stock to ambassadors under their agreements (188), to vendors in settlement of accounts payable (67,500), for settlement with former owners of FSS (1,350), for the exercise of warrants (27,000) and to satisfy the profit guarantee on a note (93,680).

For the period August 1, 2023 through October 31, 2023, the Company issued 1,844,506 shares of common stock for services rendered (13,707), for settlement with former owners of Gameface and the remaining contingent consideration (1,964), for the exercise of warrants (1,708,152) and to satisfy the profit guarantee on a note (85,000). In addition, we issued 35,683 to satisfy our requirement under the 1 for 40 reverse split that occurred in this time period.

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

The Company granted the following warrants for the six months ended October 31, 2023:

The Company granted 50,000 warrants to a consultant for services valued at $50,873.

The Company granted their investor an additional 7,717,874 warrants as a result of our reset provisions in the warrant agreements dated September 28, 2022. The Company recognized an $11,398,589 charge to derivative expense as a result of this issuance.

The Company granted 169,196 warrants in the amended loan agreement on October 1, 2023.

Warrants Granted During the Year Ended April 30, 2023

On September 28, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor (the “Investor”) for the issuance and sale of (i) 25,463 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 295,050 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $15.60 per share of the common stock and associated common stock warrant and $15.596 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.0004 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 320,513 shares of common stock at an exercise price of $15.60 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and 641,026 common stock warrants to purchase 641,026 shares of common stock at an exercise price of $17.20 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants became exercisable beginning on the date stockholder approval was received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules. The exercise price of the Warrants was reset in January 2023 to $8.84 per share and in October 2023 to $3.546 per share.

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) at 4.33% interest per annum unless in default, with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $0.221 per share (or 8.84 per share after adjusting for the 1-for-40 reverse stock split), so the Warrants in respect of the initial advance under the Note are exercisable for up to 452,489 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $8.84 per share and a term of five- and one-half (5½) years following the initial exercise date. The exercise price of the Warrants was reset in October 2023 to $1.90 per share The initial exercise date of the Warrants was the date stockholder approval was received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 was made to the Company under the Note which occurred on February 2, 2023. The Company’s obligations under the terms of the Loan and Security Agreement are fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

Note 12: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the six months ended October 31, 2023 and 2022 amounted to $4,548 and $17,000, respectively.

Contingencies

In connection with the Gameface acquisition on February 2, 2022, the Company agreed to earn-out consideration of common shares of the Company’s common stock with a fair value of $1,334,000.

The Company issued 14,960 common shares to the former Gameface shareholders in June 2022. The remaining balance of the contingent consideration of $418,455 was converted on October 23, 2023.

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes would individually or taken together have a material adverse effect on the Company’s business or financial statements.

On February 8, 2023, Oasis Capital, LLC (“Oasis”) filed a complaint against the Company in the United States District Court for the Southern District of New York seeking damages (i) in the amount of $764,647.53 in for an alleged breach of the terms of the 8% senior convertible note and the securities purchase agreement entered into between Oasis and the Company in connection with the Note (as defined below), which in December 2021 was increased to $600,000 in principal amount (the “Note”) and (ii) an unspecified amount of damage for an alleged breach of the exclusivity provisions of a term sheet that the Company and Oasis entered into on July 7, 2022 plus an actual damages in an amount to be proven at trial, interest and costs, reasonable attorney’s fees and such other legal and equitable relief as the court deems just and proper. On June 30, 2023, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss this complaint but with leave to amended complaint. On July 31, 2023 Oasis filed an amended complaint against the Company and its Chief Executive Officer, Mike Ballardie, seeking damages in an amount to be proven at trial, interest and costs for breach of fiduciary duty and violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The Company believes the claims made in the amended complaint are without merit and the Company and Mike Ballardie are vigorously defending itself.

Except for the Oasis lawsuit against Mike Ballardie, we know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

Nasdaq Compliance

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

The Company reclassified the following operations to discontinued operations for the six and three months ended October 31, 2022.

Six months ended October 31, 2022
Revenue	$2,873,671
Operating expenses	6,700,528
Other (income) loss	(163,377)
Net loss from discontinued operations	$(3,663,480)

Three months ended October 31, 2022
Revenue	$1,510,558
Operating expenses	3,422,259
Other (income) loss	(7,935)
Net loss from discontinued operations	$(1,903,766)

Note 14: SUBSEQUENT EVENTS

From November 1, 2023 through the date hereof, the Company issued the following shares of common stock:

-	796,399 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants;
-	42,500 shares of common stock to Midcity to settle the profit guarantee under its prior note arrangement from April 2020; and
-	224,472 shares of common stock to Sapir LLC as compensation for services performed pursuant to a consulting agreement, as amended and restated on April 30, 2020.

On November 16, 2023, the Company entered into an agreement with Agile Capital Funding (the “ACF Agreement”) pursuant to which the Company sold $693,500 in future receivables to ACF (the “ACF Receivable Amount”) in exchange for $450,000 in cash. The Company agreed to pay ACF $28,895.83 each week until the ACF Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to ACF under the ACF Agreement, the Company granted to ACF a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended April 30, 2023. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information” elsewhere in this report. Because this discussion involves risks and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On September 13, 2023, the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 25,463 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2022, and, (ii) 295,051 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00001 per share, (iii) 320,513 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $15.60 per share, (iv) 641,026 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $17.20 per share and (v) 452,489 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an exercise price per share equal to $8.84 per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse stock split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date. The Company effected a 1-for-40 reverse stock split of its common stock on September 25, 2023.

On September 25, 2023, as a result of the shareholder approval obtained at the special meeting of stockholders on September 13, 2023 and the Reverse Stock Split, the aggregate number of Pre-Funded Warrants, 5-Year Warrants, 5.5-Year Warrants and 7-Year Warrants increased from 1,709,097 to 9,426,952 due to certain adjustments that were required to be made by the terms of the relevant warrants in the event of receipt of shareholder approval and the occurrence of the Reverse Stock Split.

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

On October 11, 2023, the Company entered into a loan and security modification agreement (the “Loan and Security Modification Agreement”) with a one or more institutional investors (the “Lenders”) and a certain institutional investor, as agent for the Lenders (the “Agent”) amending the terms of the Loan and Security Agreement dated January 6, 2023 (the “LSA”) by and among the Company, the Lenders and the Agent to make an additional loan of $1,000,000 and modify the terms of the LSA to reflect the New Loan.

In connection with the Loan and Security Modification Agreement, the Company agreed to issue to the investor warrants (the “Common Warrants”) to purchase up to 169,196 shares of Common Stock at an exercise price of $1.90 per share. The Common Warrants are exercisable six months after their issuance and will expire five and one-half years from their date of issuance. The Common Warrants and the shares of our Common Stock issuable upon the exercise of the Common Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

On October 12, 2023, the Board of Directors of the Company approved an amendment to the Bylaws of the Company to reduce the percentage of shares of stock, issued and outstanding and entitled to vote, to be present in person or represented by proxy in order to constitute a quorum for the transaction of any business from a majority to thirty three and one third percent (33 1/3%).

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Gameface are collectively referred to as the “Company.”

The Company operates in the sports equipment and technology business. The Company is the owner of the Slinger Bag Launcher, which is comprised of a portable tennis ball launcher, a portable padel tennis ball launcher and a portable pickleball launcher and Gameface, providing AI technology and performance analytics for sports.

Results of Operations for the Three Months Ended October 31, 2023 and 2022

The following are the results of our operations for the three months ended October 31, 2023 as compared to 2022:

	For the Three Months Ended
	October 31, 2023	October 31, 2022	Change
	(Unaudited)	(Unaudited)

Net sales	$2,295,918	$2,443,821	$(147,903)
Cost of sales	1,648,955	2,156,780	(507,825)
Gross Profit	646,943	287,041	359,922

Operating expenses:
Selling and marketing expenses	305.037	347,129	(42,092)
General and administrative expenses	1,616,325	4,436,860	(2,820,535)
Research and development costs	-	14,980	(14,980)
Total operating expenses	1,921,362	4,798,969	(2,877,607)
Loss from operations	(1,274,399)	(4,511,928)	3,237,529

Other expenses (income):
Amortization of debt discounts	(13,070)	-	(13,070)
Loss on conversion of accounts payable to common stock	-	-	-
Gain on change in fair value of derivative liability	14,800,253	3,100,102	11,700,151
Derivative expene	(11,398,589)	(7,280,405)	(4,118,184)
Interest expense - related party	-	(21,293)	(21,293)
Interest expense	(352,076)	(406,277)	54,201
Total other (income) expense	3,036,518	(4,607,873)	7,644,391

Net loss from continuing operations	$1,762,119	$(9,119,801)	$10,881,920

Net sales

Net sales decreased $147,903, or 6%, during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. The decrease was due to the inventory becoming depleted in 2023 due to higher than planned sales orders. Orders received but not invoiced in 2023 were $207,700. Had inventory been at our normal levels, sales would have been greater in this three month period.

Cost of sales and Gross income

Cost of sales decreased $507,826 or 24% during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022, which is primarily due to the reduction in net sales coupled with the reduction in container rates and shipping costs from Asia. Gross income increased $359,922, or 25%, during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 due to the decrease in cost of sales resulting from reduced container rates, ocean freight and import duties.

Selling and marketing expenses

Selling and marketing expenses decreased $49,092, or 12%, during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. This decrease is largely driven by a decrease in social media advertising, sponsorships, and other investments in our public relations presence, all based on lower cash flows being generated by lower net sales. In addition, Slinger Bag ambassador agreements came to an end contributing to the overall reduction in marketing expense.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, decreased $2,820,535 or 64% during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. This decrease is primarily driven by a decrease in share-based compensation as well as in both headcount and legal costs related to the prior year acquisitions we had.

Research and development costs

Research and development costs decreased $14,980 or 100% during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. This decrease is primarily driven by our need to pause all development activity in the period due to limited cash flow being available for investment.

Loss From Operations

Loss from operations improved $3,237,529 or 72% in the three months ended 31 October, 2023 as compared to the three months ended October 31, 2022. This improvement was driven by a combination of increased gross income $359,922 or 125% coupled with a reduction in total operating expenses of $2,877,607 or 60%.

Other expense

Total other expense decreased $7,644,391 during the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. We recorded a gain in fair value of derivatives of $14,800,253 compared to $3,100,102 in the same period in 2022. Excluding these gains during the periods to October 31,2023 and 2022, we had other expenses totaling $11,763,735 and $7,280,405) respectively. The increases in other expenses for the three months ended October 31, 2023 as compared to October 31, 2022 was a reduction in amortization of debt discounts and interest as well as an expense related to derivative liability.

Results of Operations for the Six Months Ended October 31, 2023 and 2022

The following are the results of our operations for the six months ended October 31, 2023 as compared to 2022:

	For the Six Months Ended
	October 31, 2023	October 31, 2022	Change
	(Unaudited)	(Unaudited)

Net sales	$5,416,149	$6,027,157	$(611,008)
Cost of sales	3,876,437	4,718,824	(842,387)
Gross Profit	1,539,712	1,308,333	231,739

Operating expenses:
Selling and marketing expenses	547,390	1,103,952	(556,562)
General and administrative expenses	4,121,385	7,751,470	(3,630,085)
Research and development costs	-	34,405	(34,405)
Total operating expenses	4,668,775	8,889,827	(4,221,052)
Loss from operations	(3,129,063)	(7,581,494)	4,452,431

Other expenses (income):
Amortization of debt discounts	(790,262)	(2,872,222)	2,081960
Loss on conversion of accounts payable to common stock	(289,980)	-	(289,980)
Gain on change in fair value of derivative liability	16,944,807	6,787,597	10,157,210
Derivative expense	(11,398,589)	(7,280,405)	(4,118,184)
Interest expense - related party	-	(82,414)	(82,414)
Interest expense	(421,559)	(597,580)	176,021
Total other (income) expense	4,044,417	(4,0451,024)	8,089,441

Net loss from continuing operations	$915,354	$(15,289,998)	$16,205,352

Net sales

Net sales decreased $611,008, or 10%, during the six months ended October 31, 2023 as compared to the six months ended October 31, 2022. The decrease was due to the inventory becoming depleted in 2023 due to higher than planned sales orders.

Cost of sales and Gross income

Cost of sales decreased $842,387 or 18% during the six months ended October 31, 2023 as compared to the six months ended October 31, 2022, which is primarily due to the reduction in net sales. Gross income increased $231,379, or 18%, during the six months ended October 31, 2023 as compared to the six months ended October 31, 2022 due to the cost of sales resulting from reduced container rates, ocean freight and import duties.

Selling and marketing expenses

Selling and marketing expenses decreased $556,562, or 50%, during the six months ended October 31, 2023 as compared to the six months ended October 31, 2022. This decrease is largely driven by a decrease in social media advertising, sponsorships, and other investments in our public relations presence based on lower cash flows being generated by lower net sales. In addition, all Slinger Bag ambassador agreements came to an end contributing to a reduction in overall marketing expense.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, decreased $3,630,085 or 47% during the six months ended October 31, 2023 as compared to the six months ended October 31, 2022. This decrease is primarily driven by a decrease in share-based compensation as well as in both headcount and legal costs related to the prior year acquisitions.

Research and development costs

Research and development costs decreased $34,405 or 100% during the six months ended October 31, 2023 as compared to the six months ended October 31, 2022. This decrease is primarily driven by our need to pause all development activity in the period due to limited cash flow being available for investment.

Loss from Operations

Loss from operations improved $4,452,431 or 59% in the six months ended 31 October 2023 as compared to the six months ended October 31, 2022. This improvement was driven by a combination of increased gross income $231,379 or 18% coupled with a reduction in total operating expenses of $4,221,052 or 59%.

Other expense

Total other expense decreased $8,089,441 or 200% during the six months ended October 31, 2023 as compared to the six months ended October 31, 2022. We recorded a gain in fair value of derivatives of $16,944,807 compared to $6,787,597 in the same period in 2022. Excluding these gains during the periods to October 31,2023 and 2022, we had other expenses totaling $12,900,390 and $10,832,621 respectively. The increases in these other expenses for the six months ended October 31, 2023 as compared to October 31, 2022 was a reduction in amortization of debt discounts, interest and interest paid to related parties offset by increased expenses in loss on conversion of accounts payable to common stock and derivative liability expenses.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $150,835,256 as of October 31, 2023, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended October 31, 2023 and 2022:

	For the Six Months Ended
	October 31, 2023	October 31, 2022
Net cash provided by operating activities	$(648,056)	$(6,496,591)
Net cash used in investing activities	-	-
Net cash (used in) financing activities	654,479	(5,345,073)

We had cash and cash equivalents of 285,861 as of October 31, 2023, as compared to $202,095 as of April 30, 2023.

Net cash used in operating activities was $(648,056) during the six months ended October 31, 2023, as compared to net cash used in operating activities of $(5,999,452) during the same period in 2022. Our net cash used in operating activities during the six months ended October 31, 2023 was primarily the result of our net income of $915,354 for the period, partially offset by our net non-cash expenses of ($3,553,747), incorporating the change in fair value of derivative liability, reductions in shares and warrants issued for services, share-based compensation, amortization of debt discounts, interest and interest due to related parties, settlement expense, loss on depreciation, amortization and impairment expenses, as well as changes in our current assets and liabilities related to our operations. The most notable changes occurred in in our accounts receivables. inventory and prepaid inventory significantly decreased in the six month periods, as well as a significant increase in other current liabilities and an increases in accounts payable related to our cash flow issues during the respective periods.

Our net cash used in operating activities during the six months ended October 31, 2022 was primarily the result of our net loss of $15,289,998 for the period and our net non-cash expenses of $4,026,866 as well as the changes in our operating current assets and liabilities.

We incurred no investing activities in either of the six-month periods ended October 31, 2023 and 2022.

Net cash used in financing activities was $654,749 for the six months ended October 31, 2023, as compared to net cash provided by financing activities of $5,345,073 for the same period in 2022. The changes is financing activities for the six months ended October 31, 2023 primarily consisted of $1,276,000 proceeds from notes payable, offset by $556,025 in payments of notes payable to related parties and $65,496 in payments of notes payable. Changes in financing activities for the six months ended October 31, 2022 consisted of proceeds of $9,194,882 resulting from issuance of common stock, offset with $14,133 in payments of notes to related parties and $3,835,676 in payment of notes payable.

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

On October 11, 2023, the Company entered into a loan and security modification agreement (the “Loan and Security Modification Agreement”) with a one or more institutional investors (the “Lenders”) and a certain institutional investor, as agent for the Lenders (the “Agent”) amending the terms of the Loan and Security Agreement dated January 6, 2023 (the “LSA”) by and among the Company, the Lenders and the Agent to make an additional loan of $1,000,000 and modify the terms of the LSA to reflect the New Loan.

In connection with the Loan and Security Modification Agreement, the Company agreed to issue to the investor warrants (the “Common Warrants”) to purchase up to 169,196 shares of Common Stock at an exercise price of $1.90 per share. The Common Warrants are exercisable six months after their issuance and will expire five and one-half years from their date of issuance. The Common Warrants and the shares of our Common Stock issuable upon the exercise of the Common Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

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

There were $1,398,775 and $1,953,842 in outstanding borrowings from the Company’s related parties for the period ended October 31, 2023 and 2022, respectively. Accrued interest due to related parties as of October 31, 2023 and 2022 amounted to $917,957 and $917,957, respectively.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of October 31, 2023 due to the material weaknesses that were identified and listed below.

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of October 31, 2023.

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

On August 31, 2023, the Company issued 42,500 shares of common stock to Midcity to settle the profit guarantee under its prior note arrangement from April 2020.

On September 18, 2023, the Company issued 125,134 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On September 19, 2023, the Company issued 9,444 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 10, 2023, the Company issued 72,433 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 10, 2023, the Company issued 31,599 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 12, 2023, the Company issued 119,197 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 12, 2023, the Company issued 86,504 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 12, 2023, the Company issued 375 shares of common stock as compensation to one of its ambassadors.

On October 17, 2023, the Company issued 43,185 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 18, 2023, the Company issued 245,000 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 19, 2023, the Company issued 473,000 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 20, 2023, the Company issued 339,450 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On October 23, 2023, the Company issued 1,676 shares of common stock to the former shareholders of Gameface. These were shares that were retained when the Company closed the Gameface acquisition in January 2022 against any claims against Gameface that would arise in 18 months following the acquisition of Gameface. No claims arose and the Company therefore released the shares.

On October 23, 2023, the Company issued 109 shares of common stock to a former shareholder of Gamefact in exchange for his shares of Gameface. This issuance of shares was delayed until October 23, 2023 due to administrative oversight.

On October 27, 2023, the Company issued 42,500 shares of common stock to Midcity to settle the profit guarantee under its prior note arrangement from April 2020.

On November 6, 2023, the Company issued 38,459 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 7, 2023, the Company issued 8,425 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 8, 2023, the Company issued 250,000 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 9, 2023, the Company issued 145,468 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 13, 2023, the Company issued 45,987 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 13, 2023, the Company issued 42,500 shares of common stock to Midcity to settle the profit guarantee under its prior note arrangement from April 2020.

On November 14, 2023, the Company issued 224,472 shares of common stock to Sapir LLC as compensation for services performed pursuant to a consulting agreement, as amended and restated on April 30, 2020.

On November 13, 2023, the Company issued 40,833 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 17, 2023, the Company issued 32,157 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 20, 2023, the Company issued 214,618 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 21, 2023, the Company issued 62,952 shares of common stock to Armistice upon the exercise of its Pre-Funded Warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

On November 16, 2023, the Company entered into an agreement with Agile Capital Funding (the “ACF Agreement”) pursuant to which the Company sold $693,500 in future receivables to ACF (the “ACF Receivable Amount”) in exchange for $450,000 in cash. The Company agreed to pay ACF $28,895.83 each week until the ACF Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to ACF under the ACF Agreement, the Company granted to ACF a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Item 6. Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation of Connexa Sports Technologies Inc., dated September 20, 2023

10.1

Loan and Security Modification Agreement dated October 11, 2023 between the Company, its subsidiaries and Armistice Capital Master Fund Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on October 11 2023)

10.2	Form of 5.5 Year Warrant (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on October 11 2023)

10.3	Bylaws (Incorporated by reference to the Registrant’s Current Report as previously filed on Form 8-K filed with the Commission on October 12, 2023)

10.4	Standard Merchant Cash Advance Agreement, dated August 7, 2023, between Unique Funding Solutions LLC and Connexa Sports Technologies Inc.

10.5	Standard Merchant Cash Advance Agreement, dated September 19, 2023, between Meged Funding Group and Connexa Sports Technologies Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: November 27, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: November 27, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

