Form 10-Q/A
period 2023-10-31
Connexa Sports Technologies Inc.
filed 2023-11-28
CIK 1674440

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

Explanatory Note

This amendment to report on Form 10-Q for the quarter ended October 31, 2023 of Connexa Sports Technologies Inc. (the “Company”) is being filed solely to correct typographical errors in the figures presented for “Total other (income) expense” and “Net loss from continuing operations” in the table of Results of Operations for the Six Months Ended October 31, 2023 and 2022 in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. This amendment does not update any other information set forth in the original filing of the Company’s report on Form 10-Q for the quarter ended October 31, 2023.

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

Results of Operations for the Six Months Ended October 31, 2023 and 2022

The following are the results of our operations for the six months ended October 31, 2023 as compared to 2022:

	For the Six Months Ended
	October 31, 2023	October 31, 2022	Change
	(Unaudited)	(Unaudited)

Net sales	$5,416,149	$6,027,157	$(611,008)
Cost of sales	3,876,437	4,718,824	(842,387)
Gross Profit	1,539,712	1,308,333	231,739

Operating expenses:
Selling and marketing expenses	547,390	1,103,952	(556,562)
General and administrative expenses	4,121,385	7,751,470	(3,630,085)
Research and development costs	-	34,405	(34,405)
Total operating expenses	4,668,775	8,889,827	(4,221,052)
Loss from operations	(3,129,063)	(7,581,494)	4,452,431

Other expenses (income):
Amortization of debt discounts	(790,262)	(2,872,222)	2,081960
Loss on conversion of accounts payable to common stock	(289,980)	-	(289,980)
Gain on change in fair value of derivative liability	16,944,807	6,787,597	10,157,210
Derivative expense	(11,398,589)	(7,280,405)	(4,118,184)
Interest expense - related party	-	(82,414)	(82,414)
Interest expense	(421,559)	(597,580)	176,021
Total other (income) expense	4,044,417	(4,045,024)	8,089,441

Net loss from continuing operations	$915,354	$(11,626,518)	$12,541,872

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

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: November 28, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: November 28, 2023	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

