Form 10-Q
period 2024-01-31
Connexa Sports Technologies Inc.
filed 2024-03-05
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of March 4, 2024, was 22,172,447.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

	JANUARY 31,	APRIL 30,
	2024	2023
	(UNAUDITED)	(AUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$17,192,733	$202,095
Accounts receivable, net	336,100	399,680
Inventories, net	1,331,011	3,189,766
Prepaid inventory	640,313	936,939
Prepaid expenses and other current assets	244,353	263,020

Total Current Assets	19,744,510	4,991,500

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	2,000,000
Fixed assets, net of depreciation	-	14,791
Intangible assets, net of amortization	1,000	101,281

Total Non-Current Assets	2,001,000	2,116,072

TOTAL ASSETS	$21,745,510	$7,107,572

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$3,704,235	$5,496,629
Accrued expenses	3,280,365	4,911,839
Accrued interest	114,308	25,387
Accrued interest - related party	917,957	917,957
Current portion of notes payable, net of discount	4,478,336	1,484,647
Derivative liabilities	3,801,381	10,489,606
Contingent consideration	-	418,455
Other current liabilities	159,018	22,971

Total Current Liabilities	16,455,600	23,767,491

Long-Term Liabilities:
Notes payable related parties, net of current portion	1,244,584	1,953,842

Total Long-Term Liabilities	1,244,584	1,953,842

Total Liabilities	17,700,184	25,721,333

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.001, 300,000,000 shares authorized, 20,572,447 and 338,579 shares issued and outstanding as of January 31, 2024 and April 30, 2023, respectively	20,572	339
Additional paid in capital	158,449,736	132,993,998
Accumulated deficit	(154,607,884)	(151,750,610)
Accumulated other comprehensive income	182,902	142,512

Total Stockholders’ Equity (Deficit)	4,045,326	(18,613,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,745,510	$7,107,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

NINE AND THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JANUARY 31,	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2024	2023	2024	2023

NET SALES	$7,485,708	$7,632,940	$2,069,559	$1,605,783

COST OF SALES	4,653,281	5,254,781	776,844	535,957
		.
GROSS PROFIT	2,832,427	2,378,159	1,292,715	1,069,826

OPERATING EXPENSES
Selling and marketing expenses	1,282,965	1,374,674	735,575	270,722
General and administrative expenses	6,871,647	9,560,432	2,750,262	1,836,083
Research and development costs	-	65,164	-	3,638

Total Operating Expenses	8,154,612	11,000,270	3,485,837	2,110,443

OPERATING LOSS	(5,322,185)	(8,622,111)	(2,193,122)	(1,040,617)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(846,242)	(3,145,977)	(55,980)	(273,755)
Loss on conversion of accounts payable to common stock	(289,980)	-	-	-
Change in fair value of derivative liability	18,523,422	3,295,687	1,578,615	(3,491,910)
Derivative expense	(14,119,784)	(8,995,962)	(2,721,195)	(1,715,557)
Interest expense	(802,505)	(647,817)	(380,946)	(213,614)
Interest expense - related party	-	(177,733)	-	(95,319)

Total Non-Operating Income (Expenses)	2,464,911	(9,671,802)	(1,579,506)	(5,790,155)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,857,274)	(18,293,913)	(3,772,628)	(6,830,772)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(4,461,968)	-	(635,111)
Loss on disposal of subsidiaries	-	(41,413,892)	-	(41,413,892)
LOSS FROM DISCONTINUED OPERATIONS	-	(45,875,860)	-	(42,049,003)

NET INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(2,857,274)	(64,169,773)	(3,772,628)	(48,879,775)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(2,857,274)	$(64,169,773)	$(3,772,628)	$(48,879,775)

Other comprehensive income (loss)
Foreign currency translations adjustment	68,318	13,016	95,338	(158,720)
Comprehensive income (loss)	$(2,788,956)	$(64,156,757)	$(3,677,290)	$(49,038,495)

Net income (loss) per share - basic and diluted (see Note 3)
Continuing operations	$(23.13)	$(70.11)	$(14.29)	$(20.60)
Discontinued operations	$-	$(175.82)	$-	$(126.79)

Net loss per share - basic and diluted	$(23.13)	$(245.94)	$(14.29)	$(147.39)

Weighted average common shares outstanding - basic and diluted	693,092	260,918	912,147	331,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance - May 1, 2022	104,871	$105	$113,053,790	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	109,737	110	14,046,190	-	-	14,046,300
Acquisition	14,960	15	915,530	-	-	915,545
Services	625	1	35,249	-	-	35,250
Cash	26,219	26	4,194,974	-	-	4,195,000
Fractional share issuance	38	-	-	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	58,139	-	58,139
Net loss for the period	-	-	-	-	(4,266,431)	(4,266,431)

Balance - July 31, 2022	256,450	$257	$132,523,358	$113,101	$(84,863,356)	$47,773,360

Stock issued for:
Cashless exercise of warrants	750	1	(1)	-	-	-
Acquisition	48,098	48	(48)	-	-	-
Cash	25,463	25	(25)	-	-	-
Share-based compensation	-	-	277,625	-	-	277,625
Change in comprehensive income	-	-	-	113,597	-	113,597
Net loss for the period	-	-	-	-	(11,023,567)	(11,023,567)

Balance - October 31, 2022	330,761	$331	$132,800,909	$226,698	$(95,886,923)	$37,141,015

Stock issued for:
Services	150	-	1,836	-	-	1,836
Acquisition	7,668	7	(7)	-	-	-
Share-based compensation	-	-	191,261	-	-	191,261
Change in comprehensive income	-	-	-	(158,720)	-	(158,720)
Net loss for the period	-	-	-	-	(48,879,775)	(48,879,775)

Balance - January 31, 2023	338,579	$338	$132,993,999	$67,978	$(144,766,698)	$(11,704,383)

Balance - May 1, 2023	338,579	$339	$132,993,998	$142,512	$(151,750,610)	$(18,613,761)

Stock issued for:
Services	188	-	-	-	-	-
Accounts payable	67,500	67	559,913	-	-	559,980
Acquisition	1,350	1	(1)	-	-	-
Cashless exercise of warrants	27,000	27	(27)	-	-	-
Satisfaction of profit guarantee on note payable	93,680	94	558,200	-	-	558,294
Share-based compensation	-	-	-	-	-	-
Change in comprehensive income	-	-	-	(27,020)	-	(27,020)
Net loss for the period	-	-	-	-	(846,765)	(846,765)

Balance - July 31, 2023	528,297	$528	$134,112,083	$115,492	$(152,597,375)	$(18,369,272)

Stock issued for:
Services	13,707	14	28,048	-	-	28,062
Fractional adjustment in reverse split	35,683	36	(36)	-	-	-
Acquisition / Contingent consideration	1,964	2	418,453	-	-	418,455
Cashless exercise of warrants	1,708,152	1,708	(1,708)	-	-	-
Satisfaction of profit guarantee on note payable	85,000	85	210,716	-	-	210,801
Reclassification of derivative liability upon amendment of agreement	-	-	1,456,854	-	-	1,456,854
Change in comprehensive income	-	-	-	95,338	-	95,338
Net income for the period	-	-	-	-	1,762,119	1,762,119

Balance - October 31, 2023	2,372,803	$2,373	$136,224,410	$210,830	$(150,835,256)	$(14,397,643)

Stock issued for:
Services	756,069	756	267,140	-	-	267,896
Cash (including warrants)	11,962,803	11,963	17,949,865	-	-	17,961,828
Acquisition / Contingent consideration	56	-	-	-	-	-
Cashless exercise of warrants	2,913,216	2,913	(2,913)	-	-	-
Satisfaction of profit guarantee on note payable	2,567,500	2,567	705,387	-	-	707,954
Reclassification of derivative liability upon amendment of agreement	-	-	1,118,347	-	-	1,118,347
Conversion of deferred copensation to warrants (equity)	-	-	2,187,500	-	-	2,187,500
Change in comprehensive income	-	-	-	(27,928)	-	(27,928)
Net loss for the period	-	-	-	-	(3,772,628)	(3,772,628)

Balance - January 31, 2024	20,572,447	$20,572	$158,449,736	$182,902	$(154,607,884)	$4,045,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVIITES
Net income (loss)	$(2,857,274)	$(64,169,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, amortization and impairment expense	115,072	106,199
Change in fair value of derivartive liability	(18,523,422)	(3,295,687)
Shares and warrants issued for services	295,958	37,086
Share-based compensation	-	746,511
Loss on disposal	-	41,413,892
Derivative expense	14,119,784	7,280,405
Non-cash transaction costs	-	85,080
Amortization of debt discounts	846,242	3,145,977
Settlement expense	1,477,049	-
Loss on settlement of accounts payable	289,980	-

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	202,308	(1,502,455)
Inventories	1,858,755	3,886,603
Prepaid inventory	296,626	(424,945)
Prepaid expenses and other current assets	22,972	37,460
Accounts payable and accrued expenses	(1,935,800)	(1,361,952)
Other current liabilities	954,383	320,187
Accrued interest	88,921	141,773
Accrued interest - related parties	-	90,501
Total adjustments	108,828	50,706,635

Net cash used in operating activities of continuing operations	(2,748,446)	(13,463,138)
Net cash provided by operating activities of discontinued operations	-	6,617,328
Net cash used in operating activities	(2,748,446)	(6,845,810)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of common stock for cash	17,961,828	9,194,882
Proceeds from notes payable	3,728,000	1,390,000
Payments of notes payable - related parties	(710,216)	(62,434)
Payments of notes payable	(1,289,939)	(4,040,676)
Net cash provided by financing activities	19,689,673	6,481,772

Effect of exchange rate fluctuations on cash and cash equivalents	49,411	15,786

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	16,990,638	(348,252)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	202,095	665,002

CASH AND RESTRICTED CASH - END OF PERIOD	$17,192,733	$316,750

CASH PAID DURING THE PERIOD FOR:
Interest expense	$706,942	$482,687

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes payable and accrued interest to common stock	$-	$14,046,300
Shares issued for contingent consideration	$418,455	$915,545
Warrants granted for deferred compensation	$2,187,500	-
Derivative liability recorded for shares and warrants issued in private placement	$-	$4,999,882
Note receivable issued in sale of PlaySight	$-	$2,000,000

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

On July 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million (the “Minimum Stockholders’ Equity Requirement”). In addition, the Company did not meet the alternatives of listed securities or net income from continuing operations as of the date of the letter. The Company timely submitted a compliance plan to the Panel and on August 23, 2023 received notice from Nasdaq that it has until January 22, 2024 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement. On January 22, 2024, the Company consummated and received a cash investment of $16,500,000 (as described in more detail below), which increased the Company’s stockholder equity to $4,045,326, which has brought the Company back into compliance with the Minimum Stockholders’ Equity Requirement. On January 30, 2024, the Company received a letter from Nasdaq confirming that following the receipt of a an investment of $16.5 million as disclosed in the Company’s current report filed on Form 8-K on January 24, 2024 (i) the Company has regained compliance with the minimum shareholder equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s decision dated April 12, 2023, and (ii) in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to such deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Ruel 5810(c)(3). Instead, Nasdaq will issue a delist determination letter and the Company will have the opportunity to request a new hearing. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On November 14, 2023, the Company issued 224,472 shares of Common Stock to Sapir LLC. Sapir LLC is controlled by Aitan Zacharin, an investor relations and financial structuring consultant to the Company who is a party to an amended and restated consulting agreement with the Company dated April 30, 2020 (the “AZ Consulting Agreement”). Pursuant to the AZ Consulting Agreement, the Company owed Mr. Zacharin $127,500 as consulting fee compensation through November 30, 2023 (the “Consulting Fee Compensation”). In addition, the Company granted Mr. Zacharin $127,500 as discretionary compensation (“Discretionary Compensation”) pursuant to Section 2.1(d) of the AZ Consulting Agreement. In consideration of the Consulting Fee Compensation and the Discretionary Compensation, the issuance of shares of Common Stock consisted of (i) 160,338 shares of Common Stock as payment of the Consulting Fee Compensation, and (ii) 64,134 shares of Common Stock as payment of the Discretionary Compensation.

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

On December 6, 2023, the “Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the Armistice Selling Shareholder of certain of the Company’s existing warrants to purchase up to a total of 4,972,203 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), consisting of: (i) 1,410,151 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $3.546 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 3,109,563 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $3.546 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 452,489 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warrants and the September 2022 Seven and a Half Year Warrants, the “Existing Warrants).

Pursuant to the Inducement Letter, the Armistice Selling Shareholder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 4,972,203 shares of Common Stock at a reduced exercise price of $0.294 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), as described below, to purchase up to an aggregate of 9,944,406 shares of Common Stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of $1,461,827.68 from the exercise of the Existing Warrants by the Holder, before deducting offering expenses payable by us. The transaction closed on December 7, 2023 (the “Closing Date”).

The resale of the shares of the Common Stock underlying the Existing Warrants and 224,472 shares of Common Stock owned by Sapir LLC, a consultant engaged by the Company were registered pursuant to an existing registration statement on Form S-1 (File No. 333-275407), declared effective by the Securities and Exchange Commission (the “SEC”) on December 4, 2023.

The Company also agreed to file a registration statement on Form S-1 (or other appropriate form if it is not then Form S-1 eligible) providing for the resale of the New Warrant Shares issued or issuable upon the exercise of the New Warrants (the “Resale Registration Statement”), within sixty (60) days after the Closing Date, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 120 days following the Closing Date and to keep the Resale Registration Statement effective at all times until no holder of the New Warrants owns any New Warrants or New Warrant Shares. The Company will have to pay partial liquidated damages pursuant to the Resale Registration Statement provision of the Inducement Letter if certain deadlines and requirements are not met. In the Inducement Letter, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until sixty (60) days after the Closing Date. The Company also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Inducement Letter) until one (1) year after the Closing Date (subject to an exception). In addition, the Company agreed in the Inducement Letter to grant the Holder a participation right in future financings until the date the principal amount of a promissory note issued to the Holder in January 2023 and as modified in October 2023 has been fully repaid.

On December 12, 2023, the Company received a letter (“Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 10, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. The Notice also disclosed that in the event the Company does not regain compliance by June 10, 2024, the Company may be eligible for an additional 180-calendar day compliance period. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting. If the Company is notified by Nasdaq that its securities will be subject to delisting, the Company may appeal the delisting determination and request a hearing before the Nasdaq Hearings Panel (the “Panel”). If the request for a Panel is timely made, any further suspension or delisting action would be stayed pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements, regain compliance with the Minimum Bid Price Requirement, the Minimum Stockholders’ Equity Requirement, and maintain compliance with other Nasdaq listing requirements.

There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements, regain compliance with the Minimum Bid Price Requirement, and maintain compliance with other Nasdaq listing requirements.

On January 10, 2024, the Company entered into an agreement with Agile Capital Funding, LLC (the “Agile Jan Agreement”) pursuant to which the Company sold $1,460,000 in future receivables to Agile Capital Funding, LLC (the “Agile Jan Receivable Amount”) in exchange for $1,000,000 in cash. The Company agreed to pay Agile Capital Funding, LLC (“Agile”) $52,142.86 each week until the Agile Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Agile under the Agile Jan Agreement, the Company granted to Agile a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral. The proceeds from the sale of future receivables were used, in part, to pay the outstanding balance of the ACF Receivable Amount (as defined below).

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “Investors”) for the issuance and sale to each investor of (i) 2,330,200 shares of common stock (the “Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 25,169,800 shares of its common stock at a combined purchase price of $0.20 per share of the common stock for an aggregate amount of approximately $16.5 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable beginning on the date stockholder approval is received and effective allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares to be issued is 6,990,600 and the aggregate number of Pre-Funded Warrants is 75,509,400.

On January 23, 2024, the Company issued 200,000 shares of Common Stock to Smartsports LLC. Smartsports LLC is an investor relations consultant to the Company who is a party to a consulting agreement with the Company dated January 23, 2024 (the “Smartsports Consulting Agreement”). Pursuant to the Smartsports Consulting Agreement, the Company agreed to issue and deliver to Smartsports LLC 200,000 shares of its common stock as a consulting fee for the provision of investor relations services (the “Consulting Fee Compensation”) and use its commercially reasonable efforts to prepare and file with the Securities Exchange Commission a registration statement covering the resale of all of the Shares on Form S-1 as soon as is reasonably practicable.

On January 29, 2024, the Company entered into an agreement with Cedar Advance LLC (the “Cedar Agreement”) pursuant to which the Company sold $1,183,200 in future receivables to Cedar Advance LLC (the “Cedar Receivable Amount”) in exchange for $752,000 in cash. The Company agreed to pay Cedar Advance LLC (“Cedar”) $39,440 each week until the Cedar Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the periods ended January 31, 2024 and 2023. The operations of Foundation Sports and PlaySight are included as discontinued operations in our statements of operations as these entities were sold in November 2022 and December 2022 for the period ended July 31, 2022.

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

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $154,607,884 as of January 31, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine months ended January 31, 2024, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2024 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, filed with the Securities and Exchange Commission on September 14, 2023.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $200,000 and $209,690 in allowance for doubtful accounts as of January 31, 2024 and April 30, 2023, respectively.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of January 31, 2024 and April 30, 2023 consisted of the following:

	January 31, 2024	April 30, 2023
Finished Goods	$884,130	$1,509,985
Component/Replacement Parts	700,718	1,712,553
Capitalized Duty/Freight	36,628	517,228
Inventory Reserve	(290,465)	(550,000)
Total	$1,331,011	$3,189,766

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

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of January 31, 2024 and April 30, 2023 was $0 and $418,455, respectively. The Company issued shares in October 2023 to settle the contingent consideration.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the nine months ended January 31, 2024:

Note derivative is related to	January 31, 2024 balance	(Gain) loss for the nine months ended January 31, 2024
8/6/21 convertible notes	$6,958	$(94,966)
6/17/22 underwriter warrants	651	(5,880)
9/30/22 warrants issued with common stock	-	(5,085,897)
1/6/2023 warrants issued with note payable	-	(14,402,996)
10/11/2023 warrants issued with note payable	62,261	(228,353)
12/7/2023 warrants issued with note payable	3,731,511	1,010,316
Total	$3,801,381	$(18,802,476)

The Black-Scholes option pricing model assumptions for the derivative liabilities during the periods ended January 31, 2024 and 2023 consisted of the following:

	Period Ended January 31, 2024	Period Ended January 31, 2023
Expected life in years	2.75–10 years	3.51-10 years
Stock price volatility	150%	50-150%
Risk free interest rate	4.08-5.37%	2.90%-4.34%
Expected dividends	0%	0%

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. During the nine months ended January 31, 2024, the Company impaired their intangible assets down to a nominal value of $1,000 as the technology has changed and Management determined the value to be greater than the fair value of those assets. Refer to Note 5 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. The Company impaired $100,281 in intangible assets and $14,791 in fixed assets during the nine months ended January 31, 2024. Refer to Note 5 for more information.

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

The warrants granted during the periods ended January 31, 2024 and 2023 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Period Ended January 31, 2024	Period Ended January 31, 2023
Expected life in years	5 years	5 – 10 years
Stock price volatility	150%	50% - 150%
Risk free interest rate	4.59%	2.50% - 4.27%
Expected dividends	0%	0%

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of January 31, 2024 and April 30, 2023, the Company had three and two customers that accounted for 96% and 47% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of January 31, 2024 and April 30, 2023, the Company had four significant suppliers that accounted for 63%, and 59% of the Company’s trade payables balances, respectively.

Note 5: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	January 31, 2024
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	$360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	-
Internally developed software	4.91	580,000	79,608	500,392	-
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

	Weighted
	Average Period	April 30, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	260,270	$101,281
Customer relationships	9.92	3,930,000	50,038	3,879,962	-
Internally developed software	4.91	580,000	79,608	500,392	-
Total intangible assets		$4,895,582	$153,677	$4,640,624	$101,281

Amortization expense for the nine months ended January 31, 2024 and 2023 was approximately $0 and $4,335, respectively. The Company impaired $100,281 in the nine months ended January 31, 2024. The remaining $1,000 is a nominal value related to the Company’s patents. This amount is not expected to be amortized any further.

Note 6: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	January 31, 2024	April 30, 2023
Accrued payroll	$1,198,357	$1,535,186
Accrued bonus	864,214	1,720,606
Accrued professional fees	35,000	490,424
Other accrued expenses	1,182,794	1,165,623
Total	$3,280,365	$4,911,839

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

There was $1,244,584 and $1,953,842 in outstanding borrowings from related parties as of January 31, 2024 and April 30, 2023. Interest expense related to the related parties for the nine months ended January 31, 2024 and 2023 amounted to $0 and $177,733 respectively. Accrued interest due to related parties as of January 31, 2024 and April 30, 2023 amounted to $917,957 and $917,957, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

As of April 30, 2023, all outstanding convertible notes payable had been fully converted into outstanding common shares. On June 17, 2022, the Company issued 109,737 shares of common stock in conversion of the $13,200,000 in convertible notes payable and $846,301 in accrued interest. In addition, the remaining $122,222 of unamortized discount on the convertible notes payable was amortized and included in our consolidated statements of operations for the nine months ended January 31, 2023.

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

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company has repaid the $4,000,000 as of April 30, 2023 (and as of January 31, 2023).

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

Cedar Agreement #1

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

Cedar Agreement #2

On January 29, 2024, the Company entered into an agreement with Cedar Advance LLC (the “Cedar Agreement”) pursuant to which the Company sold $1,183,200 in future receivables to Cedar Advance LLC (the “Cedar Receivable Amount”) in exchange for $752,000 in cash. The Company agreed to pay Cedar Advance LLC (“Cedar”) $39,440 each week until the Cedar Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Armistice

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

In connection with the Loan and Security Modification Agreement, the Company agreed to issue to the investor warrants (the “Common Warrants”) to purchase up to 169,196 shares of Common Stock at an exercise price of $1.90 per share. The Common Warrants are exercisable nine months after their issuance and will expire five and one-half years from their date of issuance. The Common Warrants and the shares of our Common Stock issuable upon the exercise of the Common Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

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

Agile Capital Funding #1

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

Agile Capital Funding #2

On January 10, 2024, the Company entered into an agreement with Agile Capital Funding, LLC (the “Agile Jan Agreement”) pursuant to which the Company sold $1,460,000 in future receivables to Agile Capital Funding, LLC (the “Agile Jan Receivable Amount”) in exchange for $1,000,000 in cash. The Company agreed to pay Agile Capital Funding, LLC (“Agile”) $52,142.86 each week until the Agile Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Agile under the Agile Jan Agreement, the Company granted to Agile a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral. The proceeds from the sale of future receivables were used, in part, to pay the outstanding balance of the ACF Receivable Amount.

Cedar Funding

On January 29, 2024, the Company entered into an agreement with Cedar Advance LLC (the “Cedar Agreement”) pursuant to which the Company sold $1,183,200 in future receivables to Cedar Advance LLC (the “Cedar Receivable Amount”) in exchange for $752,000 in cash. The Company agreed to pay Cedar Advance LLC (“Cedar”) $39,440 each week until the Cedar Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

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

The Company has outstanding notes payable of $1,244,584 and $1,953,842 and accrued interest of $917,957 and $917,957 due to a related party as of January 31, 2024 and April 30, 2023, respectively (see Note 7).

The Company recognized net sales of $105,400 and $92,887 during the nine months ended January 31, 2024 and 2023, respectively, to related parties. As of January 31, 2024 and 2023, related parties had accounts receivable due to the Company of $71,048 and $91,857, respectively.

Note 11: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has XXX shares of common stock authorized with a par value of $0.001 per share. As of January 31, 2024 and April 30, 2023, the Company had 20,572,447 and 338,579 shares of common stock issued and outstanding, respectively.

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

For the period November 1, 2023 through January 31, 2024, the Company issued 18,199,644 shares of common stock in exercises of warrants and in a securities purchase agreement with three investors (11,962,803), shares owed to shareholders of previously purchased companies (56), settlements (2,567,500), services rendered (756,069), and cashless exercises of warrants (2,913,216).

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

The Company granted the following warrants for the nine months ended January 31, 2024:

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

On December 6, 2023, the “Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the Armistice Selling Shareholder of certain of the Company’s existing warrants to purchase up to a total of 4,972,203 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), consisting of: (i) 1,410,151 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $3.546 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 3,109,563 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $3.546 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 452,489 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warrants and the September 2022 Seven and a Half Year Warrants, the “Existing Warrants).

Pursuant to the Inducement Letter, the Armistice Selling Shareholder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 4,972,203 shares of Common Stock at a reduced exercise price of $0.294 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), as described below, to purchase up to an aggregate of 9,944,406 shares of Common Stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of $1,461,827.68 from the exercise of the Existing Warrants by the Holder, before deducting offering expenses payable by us. The transaction closed on December 7, 2023 (the “Closing Date”).

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “Investors”) for the issuance and sale to each investor of (i) 2,330,200 shares of common stock (the “Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 25,169,800 shares of its common stock at a combined purchase price of $0.20 per share of the common stock for an aggregate amount of approximately $16.5 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable beginning on the date stockholder approval is received and effective allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares to be issued is 6,990,600 and the aggregate number of Pre-Funded Warrants is 75,509,400.

The resale of the shares of the Common Stock underlying the Existing Warrants and 224,472 shares of Common Stock owned by Sapir LLC, a consultant engaged by the Company were registered pursuant to an existing registration statement on Form S-1 (File No. 333-275407), declared effective by the Securities and Exchange Commission (the “SEC”) on December 4, 2023.

The Company also agreed to file a registration statement on Form S-1 (or other appropriate form if it is not then Form S-1 eligible) providing for the resale of the New Warrant Shares issued or issuable upon the exercise of the New Warrants (the “Resale Registration Statement”), within sixty (60) days after the Closing Date, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 120 days following the Closing Date and to keep the Resale Registration Statement effective at all times until no holder of the New Warrants owns any New Warrants or New Warrant Shares. The Company will have to pay partial liquidated damages pursuant to the Resale Registration Statement provision of the Inducement Letter if certain deadlines and requirements are not met. In the Inducement Letter, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until sixty (60) days after the Closing Date. The Company also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Inducement Letter) until one (1) year after the Closing Date (subject to an exception). In addition, the Company agreed in the Inducement Letter to grant the Holder a participation right in future financings until the date the principal amount of a promissory note issued to the Holder in January 2023 and as modified in October 2023 has been fully repaid.

On January 20, 2024 the Company granted two of their officers 11,697,862 warrants with a strike price of $0.001 and a term of ten years in conversion of $2,187,500 in deferred compensation that was accrued for them.

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

Note 12: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the nine months ended January 31, 2024 and 2023 amounted to $6,983 and $9,207, respectively.

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

Nasdaq Compliance

On July 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million (the “Minimum Stockholders’ Equity Requirement”). In addition, the Company did not meet the alternatives of listed securities or net income from continuing operations as of the date of the letter. The Company timely submitted a compliance plan to the Panel and on August 23, 2023 received notice from Nasdaq that it has until January 22, 2024 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement. On January 22, 2024, the Company consummated and received a cash investment of $16,500,000 (as described in more detail below), which increased the Company’s stockholder equity to $4,045,326, which has brought the Company back into compliance with the Minimum Stockholders’ Equity Requirement. On January 30, 2024, the Company received a letter from Nasdaq confirming that following the receipt of a an investment of $16.5 million as disclosed in the Company’s current report filed on Form 8-K on January 24, 2024 (i) the Company has regained compliance with the minimum shareholder equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s decision dated April 12, 2023, and (ii) in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to such deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Ruel 5810(c)(3). Instead, Nasdaq will issue a delist determination letter and the Company will have the opportunity to request a new hearing. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On December 12, 2023, the Company received a letter (“Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 10, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. The Notice also disclosed that in the event the Company does not regain compliance by June 10, 2024, the Company may be eligible for an additional 180-calendar day compliance period. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting. If the Company is notified by Nasdaq that its securities will be subject to delisting, the Company may appeal the delisting determination and request a hearing before the Nasdaq Hearings Panel (the “Panel”). If the request for a Panel is timely made, any further suspension or delisting action would be stayed pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements, regain compliance with the Minimum Bid Price Requirement, the Minimum Stockholders’ Equity Requirement, and maintain compliance with other Nasdaq listing requirements.

The Company offers no assurance that it will regain compliance with the Bid Price Rule and/or any other delinquency in a timely manner.

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

The Company reclassified the following operations to discontinued operations for the nine and three months ended January 31, 2023.

Nine months ended January 31, 2023
Revenue	$3,954,149
Operating expenses	8,416,117
Other (income) loss	-
Net loss from discontinued operations	$(4,461,968)

Note 14: SUBSEQUENT EVENTS

From February 1, 2024 through the date hereof, the Company issued the following shares of common stock:

-	5,347,594 shares of common stock to Yonah Kalfa, the Company’s chief innovation officer and director, for his extraordinary contribution to the Company, which represents all but $137,000 of his deferred Base Salary, through January 31, 2024. In exchange, Mr. Kalfa has waived his right to receive all but $137,000 of his deferred Base Salary as defined and described in clause 2.1(a) of his service agreement with Slinger Bag Limited dated 7 September 2020.

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

On July 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023 did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires that a listed company’s stockholders’ equity be at least $2.5 million (the “Minimum Stockholders’ Equity Requirement”). In addition, the Company did not meet the alternatives of listed securities or net income from continuing operations as of the date of the letter. The Company timely submitted a compliance plan to the Panel and on August 23, 2023 received notice from Nasdaq that it has until January 22, 2024 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement. On January 22, 2024, the Company consummated and received a cash investment of $16,500,000 (as described in more detail below), which increased the company’s stockholder equity to $4,484,993, which has brought the Company back into compliance with the Minimum Stockholders’ Equity Requirement. On January 30, 2024, the Company received a letter from Nasdaq confirming that following the receipt of a an investment of $16.5 million as disclosed in the Company’s current report filed on Form 8-K on January 24, 2024 (i) the Company has regained compliance with the minimum shareholder equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasadaq Hearing Panel’s decision dated April 12, 2023, and (ii) in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to such deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Ruel 5810(c)(3). Instead, Nasdaq will issue a delist determination letter and the Company will have the opportunity to request a new hearing. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

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

In connection with the Loan and Security Modification Agreement, the Company agreed to issue to the investor warrants (the “Common Warrants”) to purchase up to 169,196 shares of Common Stock at an exercise price of $1.90 per share. The Common Warrants are exercisable nine months after their issuance and will expire five and one-half years from their date of issuance. The Common Warrants and the shares of our Common Stock issuable upon the exercise of the Common Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

On October 12, 2023, the Board of Directors of the Company approved an amendment to the Bylaws of the Company to reduce the percentage of shares of stock, issued and outstanding and entitled to vote, to be present in person or represented by proxy in order to constitute a quorum for the transaction of any business from a majority to thirty three and one third percent (33 1/3%).

On November 14, 2023, the Company issued 224,472 shares of Common Stock to Sapir LLC. Sapir LLC is controlled by Aitan Zacharin, an investor relations and financial structuring consultant to the Company who is a party to an amended and restated consulting agreement with the Company dated April 30, 2020 (the “AZ Consulting Agreement”). Pursuant to the AZ Consulting Agreement, the Company owed Mr. Zacharin $127,500 as consulting fee compensation through November 30, 2023 (the “Consulting Fee Compensation”). In addition, the Company granted Mr. Zacharin $127,500 as discretionary compensation (“Discretionary Compensation”) pursuant to Section 2.1(d) of the AZ Consulting Agreement. In consideration of the Consulting Fee Compensation and the Discretionary Compensation, the issuance of shares of Common Stock consisted of (i) 160,338 shares of Common Stock as payment of the Consulting Fee Compensation, and (ii) 64,134 shares of Common Stock as payment of the Discretionary Compensation.

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

On December 6, 2023, the “Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the Armistice Selling Shareholder of certain of the Company’s existing warrants to purchase up to a total of 4,972,203 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), consisting of: (i) 1,410,151 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $3.546 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 3,109,563 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $3.546 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 452,489 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warrants and the September 2022 Seven and a Half Year Warrants, the “Existing Warrants).

Pursuant to the Inducement Letter, the Armistice Selling Shareholder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 4,972,203 shares of Common Stock at a reduced exercise price of $0.294 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), as described below, to purchase up to an aggregate of 9,944,406 shares of Common Stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of $1,461,827.68 from the exercise of the Existing Warrants by the Holder, before deducting offering expenses payable by us. The transaction closed on December 7, 2023 (the “Closing Date”).

The resale of the shares of the Common Stock underlying the Existing Warrants and 224,472 shares of Common Stock owned by Sapir LLC, a consultant engaged by the Company were registered pursuant to an existing registration statement on Form S-1 (File No. 333-275407), declared effective by the Securities and Exchange Commission (the “SEC”) on December 4, 2023.

The Company also agreed to file a registration statement on Form S-1 (or other appropriate form if it is not then Form S-1 eligible) providing for the resale of the New Warrant Shares issued or issuable upon the exercise of the New Warrants (the “Resale Registration Statement”), within sixty (60) days after the Closing Date, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 120 days following the Closing Date and to keep the Resale Registration Statement effective at all times until no holder of the New Warrants owns any New Warrants or New Warrant Shares. The Company will have to pay partial liquidated damages pursuant to the Resale Registration Statement provision of the Inducement Letter if certain deadlines and requirements are not met. In the Inducement Letter, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until sixty (60) days after the Closing Date. The Company also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Inducement Letter) until one (1) year after the Closing Date (subject to an exception). In addition, the Company agreed in the Inducement Letter to grant the Holder a participation right in future financings until the date the principal amount of a promissory note issued to the Holder in January 2023 and as modified in October 2023 has been fully repaid.

On December 12, On December 12, 2023, the Company received a letter (“Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Capital Market (“Nasdaq”) informing the Company that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company is not in compliance with the minimum bid price requirement for continued listing on the Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 10, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. The Notice also disclosed that in the event the Company does not regain compliance by June 10, 2024, the Company may be eligible for an additional 180-calendar day compliance period. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In the event the Company is not eligible for the second grace period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting. If the Company is notified by Nasdaq that its securities will be subject to delisting, the Company may appeal the delisting determination and request a hearing before the Nasdaq Hearings Panel (the “Panel”). If the request for a Panel is timely made, any further suspension or delisting action would be stayed pending the conclusion of the hearing process and expiration of any extension that may be granted by the Panel. There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements, regain compliance with the Minimum Bid Price Requirement, the Minimum Stockholders’ Equity Requirement, and maintain compliance with other Nasdaq listing requirements.

There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements, regain compliance with the Minimum Bid Price Requirement, and maintain compliance with other Nasdaq listing requirements.

On January 10, 2024, the Company entered into an agreement with Agile Capital Funding, LLC (the “Agile Jan Agreement”) pursuant to which the Company sold $1,460,000 in future receivables to Agile Capital Funding, LLC (the “Agile Jan Receivable Amount”) in exchange for $1,000,000 in cash. The Company agreed to pay Agile Capital Funding, LLC (“Agile”) $52,142.86 each week until the Agile Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Agile under the Agile Jan Agreement, the Company granted to Agile a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral. The proceeds from the sale of future receivables were used, in part, to pay the outstanding balance of the ACF Receivable Amount (as defined below).

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “Investors”) for the issuance and sale to each investor of (i) 2,330,200 shares of common stock (the “Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 25,169,800 shares of its common stock at a combined purchase price of $0.20 per share of the common stock for an aggregate amount of approximately $16.5 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.00001 per share of common stock and are exercisable beginning on the date stockholder approval is received and effective allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares to be issued is 6,990,600 and the aggregate number of Pre-Funded Warrants is 75,509,400.

On January 23, 2024, the Company issued 200,000 shares of Common Stock to Smartsports LLC. Smartsports LLC is an investor relations consultant to the Company who is a party to a consulting agreement with the Company dated January 23, 2024 (the “Smartsports Consulting Agreement”). Pursuant to the Smartsports Consulting Agreement, the Company agreed to issue and deliver to Smartsports LLC 200,000 shares of its common stock as a consulting fee for the provision of investor relations services (the “Consulting Fee Compensation”) and use its commercially reasonable efforts to prepare and file with the Securities Exchange Commission a registration statement covering the resale of all of the Shares on Form S-1 as soon as is reasonably practicable.

On January 29, 2024, the Company entered into an agreement with Cedar Advance LLC (the “Cedar Agreement”) pursuant to which the Company sold $1,183,200 in future receivables to Cedar Advance LLC (the “Cedar Receivable Amount”) in exchange for $752,000 in cash. The Company agreed to pay Cedar Advance LLC (“Cedar”) $39,440 each week until the Cedar Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

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

Results of Operations for the Three Months Ended January 31, 2024 and 2023

The following are the results of our operations for the three months ended January 31, 2024 as compared to 2023:

	For the Three Months Ended
	January 31, 2024	January 31, 2023	Change
	(Unaudited)	(Unaudited)

Net sales	$2,069,599	$1,605,783	$463,776
Cost of sales	776,844	535,957	240,887
Gross Profit	1,292,715	1,069,826	222,889

Operating expenses:
Selling and marketing expenses	735,575	270,722	464,853
General and administrative expenses	2,750,262	1,836,083	914,179
Research and development costs	-	3,638	(3,638)
Total operating expenses	3,485,837	2,110,443	1,375,394
Loss from operations	(2,193,122)	(1,040,617)	(1,152,505)

Other expenses (income):
Amortization of debt discounts	(55,980)	(273,755)	217,775
Loss on conversion of accounts payable to common stock	-	-	-
Gain on change in fair value of derivative liability	1,578,615	(3,491,910)	5,070,525
Derivative expense	(2,721,195)	(1,715,557)	(1,005,638)
Interest expense - related party	-	(95,319)	95,319
Interest expense	(380,946)	(213,614)	(167,322)
Total other (income) expense	(1,579,506)	(5,790,155)	(4,210,649)

Net loss from continuing operations	$(3,772,628)	$(6,830,772)	$3,058,144

Net sales

Net sales increased $463,776, or 29%, during the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. The increase was due to incremental sales being driven by Slinger Bag Pickleball as compared to the 3 months to 31, January 2023 as Slinger Bag Pickleball had not been introduced to the market at that time. This increase in net sales came despite on-going inventory shortage issues that resulted in significant delays to meeting consumer demand due to higher than planned sales orders. Had inventory been at our normal levels, sales would have been greater in this three month period.

Cost of sales and Gross income

Cost of sales increased $240,887 or 45% during the three months ended January 31, 2024 as compared to the three months ended January 31, 2023, which is primarily due to the increase in net sales. Gross income increased $222,889, or 21%, during the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. This improvement in gross income is driven by a combination of the higher levels of net sales and a greater efficiencies realized in our supply chain across both container rates and ocean freight.

Selling and marketing expenses

Selling and marketing expenses increased $464,853, or 172%, during the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. This increase is largely driven by an increase in social media advertising across both Tennis and Pickleball, and other investments in our public relations presence. Marketing investment was also made behind the beta launch of the Slinger Bag App for tennis.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $914,179 or 50% during the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. This increase is primarily driven by an increase in debt settlement, legal and other professional fees in the period.

Research and development costs

Research and development costs decreased $3,638 or 100% during the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. This decrease is primarily driven by our need to pause all development activity in the period due to limited cash flow being available for investment.

Loss From Operations

Loss from operations increased by $1,152,505 or 111%% in the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. This increase in loss in operations was driven by a combination of an $1,375,394 increase in total operating expenses recorded in the quarter, offset by an improvement in gross income of $222,889.

Other expense

Total other expense decreased $4,210,649 or 65% during the three months ended January 31, 2024 as compared to the three months ended January 31, 2023. We recorded an improvement in both amortization of debt discounts of $217,775 and in fair value of derivatives of $5,070,525. Excluding these improvements, we recorded other expenses totaling $3,102,141 and $2,024,490 for the periods to January 31, 2024 and 2023 respectively, an increase of $1,077,651. The increases in other expenses for the three months ended January 31, 2024 as compared to January 31, 2023 included an increase in derivative and interest expenses offset by a reduction in interest to related parties.

Results of Operations for the Nine Months Ended January 31, 2024 and 2023

The following are the results of our operations for the nine months ended January 31, 2024 as compared to 2023:

	For the Nine Months Ended
	January 31, 2024	January 31, 2023	Change
	(Unaudited)	(Unaudited)

Net sales	$7,485,708	$7,632,940	$(147,232)
Cost of sales	4,653,281	5,254,781	(601,500)
Gross Profit	2,832,427	2,378,159	454,268

Operating expenses:
Selling and marketing expenses	1,282,965	1,374,674	(91,709)
General and administrative expenses	6,871,647	9,560,432	(2,688,785)
Research and development costs	-	65,164	(65,164)
Total operating expenses	8,154612	11,000,270	(2,845,658)
Loss from operations	(5,322,185)	(8,622,111)	3,299,926

Other expenses (income):
Amortization of debt discounts	(846,242)	(3,145,977)	2,299,735
Loss on conversion of accounts payable to common stock	(289,980)	-	(289,980)
Gain on change in fair value of derivative liability	18,523,422	3,295,687	15,227,735
Derivative expense	(14,119,784)	(8,995,962)	(5,123,822)
Interest expense - related party	-	(177,733)	177,773
Interest expense	(802,505)	(647,817)	(154,688)
Total other (income) expense	2,464,911	(9,671,802)	12,136,713

Net loss from continuing operations	$(2,857,274)	$(18,293,913)	$15,436,639

Net sales

Net sales decreased $147,232, or 2%, during the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023. The decrease was primarily due to inventory shortages in January 2024 due to higher than planned sales orders.

Cost of sales and Gross income

Cost of sales decreased $601,500 or 11% during the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023, which is primarily due to the reduction in net sales combined with greater efficiencies realized in our supply chain, resulting in a gross margins of 37.8% and 31.2% for the nine months to 31, January 2024 and 2023 respectively. Gross income increased $454,268, or 19%, during the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023 due to the reduction in cost of sales resulting from reduced net sales and efficiencies realized in both container volumes and rates and associated ocean freight.

Selling and marketing expenses

Selling and marketing expenses decreased $91,709, or 7%, during the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023. This decrease is largely driven by a decrease in the costs associated with ambassador agreements that expired and were not renewed, offset by a net increase in spend against social media advertising and other investments in our public relations presence.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, decreased $2,688,785 or 28% during the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023. This decrease is primarily driven by a decrease in share-based compensation as well as in both headcount and outside consulting costs and in all professional fees.

Research and development costs

Research and development costs decreased $65,164 or 100% during the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023. This decrease is primarily a result of our need to pause all development activity in the period due to limited cash flow being available for research and development investments.

Loss from Operations

Loss from operations improved $3,299,926 or 38% in the nine months ended 31 January 2024 as compared to the nine months ended January 31, 2023. This improvement was driven by a combination of increased gross income $454,268 or 19% coupled with a reduction in total operating expenses of $2,845,658 or 26%.

Other expense

Total other expense improved $12,136,713 or 125% during the nine months ended January 31, 2024 as compared to the nine months ended January 31, 2023. We recorded a gains in fair value of derivatives of $18,523,422 compared to $3,295,687, in the nine months to January 31, 2024 compared to January 31, 2023. Excluding this gain, we had other expenses totaling $16,058,511 for the period to January 31 2024 compared to $12,967,489 for the same period to January 31, 2023 respectively, an increase in expense of $3,091,022. The increases in these other expenses for the nine months ended January 31, 2024 as compared to January 31, 2023 was a reduction in amortization of debt discounts and interest paid to related parties offset by increased expenses in loss on conversion of accounts payable to common stock and derivative expenses.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $154,607,884 as of January 31, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended January 31, 2024 and 2023:

	For the Nine Months Ended
	January 31, 2024	January 31, 2023
Net cash provided by operating activities	$(2,748,446)	$(6,845,810)
Net cash used in investing activities	-	-
Net cash (used in) financing activities	19,689,638	(6,481,772)

We had cash and cash equivalents of $17,192,733 as of January 31, 2024, as compared to $202,095 as of April 30, 2023.

Net cash used in operating activities was $(2,748,446) during the nine months ended January 31, 2024, as compared to net cash used in operating activities of $(6,845,810) during the same period in 2023. Our net cash used in operating activities during the nine months ended January 31, 2024 was primarily the result of our net income of $(2,857,274) for the period, and our net non-cash expenses of $1,379,337, incorporating the change in fair value of derivative liability, reductions in shares and warrants issued for services, share-based compensation, amortization of debt discounts, interest and interest due to related parties, settlement expense, loss on depreciation, amortization and impairment expenses, as well as changes in our current assets and liabilities related to our operations. The most notable changes occurred in our accounts receivables. inventory and prepaid inventory which all significantly decreased in the nine month periods, together with significant decreases in accounts payable, accrued expenses, derivative liabilities, contingent consideration and an increases in accrued interest, current portion of notes payable, net of discount related and other current liabilities.

Our net cash used in operating activities during the nine months ended January 31, 2024 was primarily the result of our net loss of $2,857,274 for the period and our net non-cash expenses of $1,279,377 as well as the changes in our operating current assets and liabilities.

We incurred no investing activities in either of the nine-month periods ended January 31, 2024 and 2023.

Net cash used in financing activities was $19,689,673 for the nine months ended January 31, 2024, as compared to net cash provided by financing activities of $6,481,772 for the same period in 2023. The changes is financing activities for the nine months ended January 31, 2024 primarily consisted of proceeds of $17,961,828 resulting from issuance of common stock and warrants, $3,728,000 from notes payable, offset by $710,216 in payments of notes payable to related parties and $1,289,939 in payments of notes payable. Changes in financing activities for the nine months ended January 31, 2023 consisted of proceeds of $9,194,882 resulting from issuance of common stock, offset with $62,434 in payments of notes to related parties and $4,040,676 in payment of notes payable.

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

In connection with the Loan and Security Modification Agreement, the Company agreed to issue to the investor warrants (the “Common Warrants”) to purchase up to 169,196 shares of Common Stock at an exercise price of $1.90 per share. The Common Warrants are exercisable nine months after their issuance and will expire five and one-half years from their date of issuance. The Common Warrants and the shares of our Common Stock issuable upon the exercise of the Common Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

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

There were $1,244,584 and $1,953,115 in outstanding borrowings from the Company’s related parties for the period ended January 31, 2024 and 2023, respectively. Accrued interest due to related parties as of January 31, 2024 and 2023 amounted to $917,957 and $ 917,957, respectively.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of January 31, 2024 due to the material weaknesses that were identified and listed below.

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

To remediate the material weaknesses, we have initiated compensating controls in the near term and are enhancing and revising our existing controls, including ensuring we have sufficient management review procedures and adequate segregation of duties. These controls are still in the process of being implemented. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded they are operating effectively. As a result, the material weaknesses continue to be listed as of January 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information relates to all securities issued or sold by us during the reporting period not registered under the Securities Act of 1933, (the “Securities Act”) pursuant to an exemption from the registration requirements of the Securities Act contained in Section 3(b) or 4(a)(2) thereof.

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

On November 7, 2023, the Company issued 8,425 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 8, 2023, the Company issued 250,000 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 9, 2023, the Company issued 145,468 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 13, 2023, the Company issued 45,987 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 13, 2023, the Company issued 42,500 shares of Common Stock to the Lender in connection with the Conversion.

On November 13, 2023, the Company issued 40,833 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 14, 2023, pursuant to a consulting agreement, as amended and restated on April 30, 2020, between the Company and Aitan Zacharin, the Company issued a total of 224,472 shares of Common Stock to Sapir LLC, a company controlled by Mr. Zacharin, which include (i) 160,338 shares of common stock as payment of consulting fee compensation, and (ii) 64,134 shares of common stock as payment of discretionary compensation. The shares issued to Mr. Zacharin exceeded 5% of the total common stock outstanding of the Company.

On November 17, 2023, the Company issued 32,157 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 20, 2023, the Company issued 214,618 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 21, 2023, the Company issued 62,952 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 27, the Company issued 56 shares of Common Stock to a former shareholder of PlaySight.

On November 27, 2023, the Company issued 375,127 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On November 28, 2023, the Company issued 123,128 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On December 1, 2023, the Company issued 150,000 shares of Common Stock to the Lender in connection with the Conversion.

On December 1, 2023, the Company issued 793,562 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On December 6, 2023, the Company entered into the Inducement Letter with the Armistice Selling Shareholder and issued the New Warrants to purchase up to an aggregate of 9,944,406 shares of Common Stock.

On December 8, 2023, the Company issued 669,000 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On December 14, 2023, the Company issued 1,569,203 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On December 15, 2023, the Company issued 150,000 shares of Common Stock to the Lender in connection with the Conversion.

On December 18, 2023, the Company issued 918,000 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On December 21, 2023, the Company issued 1,020,000 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On December 22, 2023, the Company issued 796,000 shares of Common Stock to Armistice upon the exercise of its Pre-Funded Warrants.

On January 3, 2024, the Company issued 500,000 shares of Common Stock to the Lender in connection with the Conversion.

On January 22, 2024, the Company issued 6,990,600 shares of Common Stock and pre-funded warrants to purchase (subject to shareholder approval) 75,509,400 shares of Common Stock to three investors.

On January 23, 2024, the Company issued 200,000 shares of Common Stock to Smartsports LLC as payment for the provision of investor relations services.

On January 25, 2024, the Company issued 750,000 shares of Common Stock to the Lender in connection with the Conversion.

On January 31, 2024, the Company issued 975,000 shares of Common Stock to the Lender in connection with the Conversion.

On February 16, 2024, the Company issued 1,000,000 shares of Common Stock to the Lender in connection with the Conversion.

On February 26, 2024, the Company issued 600,000 shares of Common Stock to the Lender in connection with the Conversion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation of Connexa Sports Technologies Inc., dated September 20, 2023

4.1	Form of Inducement Warrant (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on December 7, 2023)

4.2	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 24, 2024)

10.1	Mark Radom Employment Agreement dated December 1, 2024 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on December 6, 2023)

10.2	Form of Inducement Letter (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on December 7, 2023)

10.3	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 24, 2024)

10.4	Form of Voting Rights Agreement (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 24, 2024)

10.5	Smartsports Consulting Agreement (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 24, 2024)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: March 5, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: March 5, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

