Form 10-K/A
period 2023-04-30
Connexa Sports Technologies Inc.
filed 2024-04-10
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On September 14, 2023, Connexa Sports Technologies Inc. (the “Company”) filed its annual report on Form 10-K (the “Original 10-K”). On March 25, 2024, the Company filed an amendment to its annual report on Form 10-K (“Amendment No. 1”). The purpose of Amendment No. 1 to the Original 10-K was to replace the Report of Independent Registered Public Accounting Firm (the “Report”), which in the Original 10-K omitted a reference to its audit for the fiscal year that ended April 30, 2022, which was a typographical error, with an updated version of such report that referred to both fiscal years covered in the audit, i.e., the fiscal year ended April 30, 2023 and the fiscal year ended April 30, 2022.Amendment No. 1 added references to the fiscal year that ended April 30, 2022 in the opinion paragraph of the Report with respect to (i) the consolidated balance sheets of the Company, (ii) the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows and (iii) results of operations and cash flows, but omitted to add a reference to the fiscal year that ended April 30, 2022 with respect to the Company’s financial position.

This Amendment No. 2 is being filed solely to correct the date in respect of the Company’s financial position within the Report of Independent Registered Public Accounting Firm. This Amendment No. 2 includes: Item 8 of Part II “Financial Statements and Supplementary Data” in its entirety and without change from the Original 10-K other than the correction of the audit periods in the Report of Independent Registered Public Accounting Firm in the Original 10-K and Item 15 of Part IV, which, pursuant to the rules of the Securities and Exchange Commission, reflects currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits to this Amendment No. 2.

Except for the foregoing amended information, this Amendment No. 2 does not amend or update any other information contained in the Original 10-K as amended by Amendment No. 1 or reflect events that have occurred after the filing the Original 10-K (including, but not limited to, the 1-40 reverse stock split of the Company’s common stock effected on September 25, 2023). Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and Amendment No. 1.

ITEM 8. FINANCIAL STATEMENTS

The financial statements and supplementary financial information required by this Item 8 are set forth immediately below and are incorporated herein by reference.

INDEX TO AUDITED FINANCIAL STATEMENTS

CONNEXA SPORTS TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CONNEXA SPORTS TECHNOLOGIES INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connexa Sports Technologies Inc (the ‘Company’) as of April 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended April 30, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended April 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

April 10, 2024

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

Connexa Sports Technologies Inc.

Dated: April 10, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 10, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)