Form 10-K
period 2024-04-30
Connexa Sports Technologies Inc.
filed 2024-07-25
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

(443) 407-7564

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	YYAI	Nasdaq Capital Market

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on October 31, 2023, the registrant’s most recently completed second fiscal quarter, was approximately $1,960,570.50.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of July 24, 2024, was 2,659,149.

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

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-40 reverse stock split that was effective on September 25, 2023 and the 1-20 reverse stock split that was effective on June 27, 2024.

i

CONNEXA SPORTS TECHNOLOGIES INC.

(FORMERLY KNOWN AS SLINGER BAG INC.)

ii

CONNEXA SPORTS TECHNOLOGIES INC.

Annual Report on Form 10-K for the

Fiscal Year Ended April 30, 2024

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

PART I

ITEM 1. Business

History of our Company

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 2,500 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 2,500 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 2,500 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

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

Effective February 25, 2020, the Company increased the number of authorized shares of common stock from 75,000,000 to 300,000,000 via a four-to-one forward split of its outstanding shares of common. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split. Effective June 27, 2024, the Company increased the number of authorized shares of common stock from 300,000,000 to 1,000,000,000.

On June 21, 2021, Slinger Bag Americas entered into a membership interest purchase agreement with Charles Ruddy to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”).

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface became a wholly owned subsidiary of the Company.

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

In April 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”. Connexa is now the holding company under which Slinger Bag and Gameface reside.

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

On November 27, 2022, the Company entered into a share purchase agreement (the “Agreement”) with PlaySight, Chen Shachar and Evgeni Khazanov (together, the “Buyer”) pursuant to which the Buyer purchased 100% of the issued and outstanding shares of PlaySight from the Company in exchange for (1) releasing the Company from all of PlaySight’s obligations towards its vendors, employees, tax authorities and any other (past, current and future) creditors of PlaySight; (2) waiver by the Buyer of 100% of the personal consideration owed to them under their employment agreements in the total amount of U.S. $600,000 (which would have been increased in December 2022 to U.S. $800,000); and (3) cash consideration of U.S. $2 million to be paid to the Company as follows:

(i)	a promissory note in the amount of U.S. $2 million issued and delivered to the Company (the “Promissory Note”).

(ii)	The maturity due date of the Promissory Note is December 31, 2023 subject to a one year extension in the discretion of the Buyer until December 31, 2024. The Buyer timely elected to extend the maturity date of the Promissory Note to December 31, 2024.

(iii)	The Promissory Note can be partially paid over the time, but in the event it is not paid in full by December 31, 2024, then the remaining amount due (i.e. U.S. $2 million less any amount paid), will be converted into ordinary shares of PlaySight (the “Deposited Shares”), which will be deposited with the escrow company of Altshuler Shaham Trust Ltd. (the “Escrow Agent”) for the benefit of the Company or, at the election of the Company, issued in the form of a stock certificate or recorded in some other market-standard format to be held by the Escrow Agent.

(iv)	The number of the Deposited Shares shall be determined according to the post-money valuation of the last investment round of the Company, and in the absence of such investment round, the total number of the Deposited Shares shall be $2 million divided by the Company’s valuation to be determined at that time by a third-party appraiser, to be nominated by both the Company and the Buyer (the “Appraiser”). The Company and the Buyer have agreed that the identity of the Appraiser shall be Murray Devine Valuation Advisers, to the extent their cost of the appraisal shall not be higher than the cost of other appraisers from the big 4 accounting firms (i.e. E&Y, KPMG, PWC and Deloitte). The Company and the Buyer have agreed to split the cost of the Appraiser.

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

On December 5, 2022, the Company assigned 75% of its membership interest in Foundation Sports to Charles Ruddy, its founder and granted him the right for a period of three years to purchase the remaining 25% of its Foundation Sports membership interests for $500,000 in cash. As of December 5, 2022, the results of Foundation Sports will no longer be consolidated in the Company’s financial statements, and the investment was accounted for as an equity method investment. On December 5, 2022, the Company analyzed this investment and established a reserve for the investment at the full amount of $500,000. The Company entered into a database access and marketing agreement with Foundation Sports pursuant to which Foundation Sports will (i) provide the Company with sporting or racquet facility information and contact data of its customers (subject to applicable law) and (ii) publish any promotional content, call to action, survey or similar promotional communications provided by the Company to Foundation Sport’s customers for its Customers to promote said material to their extended network of consumers in exchange for 7% of any gross revenue to be generated from such activities.

On March 7, 2023, Slinger Bag entered into an exclusive distribution agreement for Padel Tennis with a company located in Valencia, Spain called with Desarrollo y Promocion de Padel S.L. This agreement is contracted to deliver approximately $15 million in revenue by the end of 2028.

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

As previously disclosed on the Current Report on Form 8-K furnished with the SEC on September 9, 2020, the Company entered into a service agreement dated September 7, 2020 (the “YK Employment Agreement”) with Yonah Kalfa, the Company’s chief innovation officer and member of the Company’s board of directors. Pursuant to Sections 2.1(a) and 2.1(b) of the YK Employment Agreement, the Company owes Mr. Kalfa $1,137,000 in salary (the “Salary Compensation”) through January 31, 2024 to Mr. Kalfa.

The Company was unable to pay Mr. Kalfa any of the compensation in cash and, given Mr. Kalfa’s extraordinary contribution to the Company, pursuant to Section 2.1(b) of the YK Employment Agreement, on January 20, 2024 the Company agreed to pay $1 million of the $1.137 million owed (with Mr. Kalfa waiving the right to receive the $137,000 balance) via an issuance of shares of Common Stock as memorialized by that certain Deferred Payment Conversion Agreement with Mr. Kalfa, dated January 20, 2024 (the “2024 Agreement”). The 2024 Agreement sets forth the price per share of the shares to be issued (267,380), the number of shares to be issued using that price ($3.74), and the amount due to Mr. Kalfa through January 31, 2024.

Due to administrative delays, the Company did not issue the shares in January. Rather, on March 15, 2024, the Company issued 220,265 shares of Common Stock. This is the amount of stock owed for a $1 million payment at a conversion price of $4.54, which was the closing price of the Common Stock on March 13, 2024 (and a higher price than the closing price on March 14, 2024).

No shareholder approval was required for the issuance of the 220,265 shares because it was less than 20% of the number of the Company’s outstanding shares of Common Stock as of March 14, 2024 and was issued at a price per share ($4.54) above the Minimum Price as defined under Nasdaq Listing Rule 5635(d).

The Company sought and obtained shareholder approval, pursuant to Nasdaq Listing Rule 5635(c), to issue the balance of 47,115 shares (267,380 minus 220,265) to Mr. Kalfa.

The Shares were issued on May 24, 2024 without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On January 20, 2024, the Company agreed to issue to Mike Ballardie, the Company’s chairman of the board and chief executive officer, warrants to purchase 317,514 shares of common stock (the “MB Warrants”) at an exercise price of $0.02 per share and with a term of 10-years as compensation for his extraordinary contribution to the company, in exchange for Mr. Ballardie’s waiver of his right to receive any outstanding bonus payments as described in clause 2.2 of his service agreement with Slinger Bag International (UK) Limited dated 1 November 2020 (the “Service Agreement”) to which he would otherwise be entitled to receive through January 31, 2024.

Acquisition and Recent Transactions

On March 18, 2024, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and a share exchange agreement (the “Share Exchange Agreement,” and together with the Share Purchase Agreement, the “Agreements”) to acquire a total of 70% of the issued and outstanding ordinary shares of Yuanyu Enterprise Management Co., Limited (“YYEM”), a Hong Kong company, from the sole shareholder of YYEM, Mr. Hongyu Zhou (the “Seller”), for a combined $56 million. The consummation of the transactions contemplated in the Agreements will result in a change in control of the Company as the shareholders of YYEM will become the owners 82.4% of the issued and outstanding shares of common stock of the Company (the “Common Stock”). As part of this transaction, as further described below under the heading of “The Separation Agreement”, the Company has agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established entity to be owned by Yonah Kalfa and Mike Ballardie.

The Acquisition Structure

Pursuant to the Share Purchase Agreement, the Company agreed to purchase, and the Seller agreed to sell, 2,000 ordinary shares of YYEM, representing 20% of the issued and outstanding ordinary shares of YYEM, for the purchase price of $16,500,000 (the “Share Purchase Consideration”), payable in cash (the “Share Purchase Transaction”). The Share Purchase Transaction closed on March 20, 2024.

Pursuant to the Share Exchange Agreement, the Company has agreed to purchase, and the Seller has agreed to sell, 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, for 8,127,572 newly issued shares of Common Stock to the Seller (the “Share Exchange Transaction,” and together with the Share Purchase Transaction, the “Transactions”). The shares are expected to represent 82.4% of the issued and outstanding shares of Common Stock as of the date of the closing of the Share Exchange Transaction (the “Share Exchange Consideration”).

The Exchange Shares will be issued without registration under the Securities Act, in reliance upon a safe harbor for offshore transactions or an exemption from registration for transactions not involving a public offering and, as such, will constitute “restricted securities” within the meaning of Rule 144 under the Securities Act. Under Rule 144, the Exchange Shares generally may not be offered or sold publicly unless they have been held for at least six months and subject to other conditions.

Separation Agreement

In connection with the Exchange Transaction, the Company has agreed that at or prior to the closing date of the Acquisition (the “Closing Date”), it will enter into a separation agreement to sell, transfer and assign all or substantially all of its legacy business, assets and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to a newly established entity (“NewCo”), and that after the Closing Date, NewCo will have the sole right to and obligations of the Legacy Business and will be liable to the Company for any losses arising from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). NewCo will be majority owned by Yonah Kalfa and Mike Ballardie.

On a pro forma basis, as of April 30, 2024, the Legacy Business’ assets were approximately $5.1 million (which represents the assets of the Company as of January 31, 2024, minus, on a pro forma basis, the $16.5 million used for the purchase of 20% ownership of YYEM in April 2024), and the liabilities of the Legacy Business were $12.0 million (which represents the liabilities of the Company as of April 30, 2024).

Financial Accommodations

As an inducement to the Company to complete the Transactions, the Agreements provide that aggregate payments of (a) $4,500,000 shall be made to the Company in cash by YYEM and (b) $500,000 shall be made to NewCo (as defined under the header “The Separation Agreement”) in cash by YYEM, as follows: (i) $800,000 payable within two (2) business days of the date of the Agreements; (ii) $1,200,000 payable within three (3) business days of the Company changing its ticker symbol from “CNXA” to “YYAI,” or such other symbol as the parties may agree; (iii) $2,000,000 payable at the Closing and (iv) $500,000 to be paid within 30 days from the Closing Date and paid to NewCo. Out of the $4,500,000, the Company paid $2,142,857 to certain companies for arranging the Transactions.

Management following the Acquisition

At or after the Closing, the board of directors of Connexa (the “Board”) shall comprise those individuals designated by YYEM Seller, and all current members of the Board shall resign with such resignation being effective on the later of the Closing or the appointment or election of the new directors.

Closing Conditions

The Share Exchange, as amended, provides that:

●	on or before the Closing Date, the Company shall obtain approval from holders of shares of Common Stock for the Share Exchange Transaction and other matters related to the Share Exchange Transaction. Such stockholder approval was received on May 15, 2024;
●	on or before the Closing Date, the Company shall obtain approval from Nasdaq for the Reverse Stock Split of the Common Stock at a ratio to be determined by the parties.
●	as a condition to Closing, from the date of the Exchange Agreement through the Closing Date, the existing shares of Common Stock shall have been continually listed on Nasdaq, and the Company shall have not received a determination from Nasdaq indicating that the Common Stock will be delisted from Nasdaq; and
●

the Company and YYEM shall cooperate to effectuate a reverse stock split, obtain approval from Nasdaq of a new listing application to be submitted to Nasdaq in connection with the Share Exchange Transaction, and provide such information as is necessary for the Company to obtain shareholder approval of the Share Exchange Transaction and other matters relating thereto.

The shareholder approval was obtained on May 15, 2024, and a new listing application was submitted to Nasdaq in May 2024, which is currently under review by Nasdaq and the 1:20 reverse split took place on 27 June 2024.

We cannot provide assurance as to when, or if, all of the closing conditions will be satisfied or waived by the relevant party. As of the date of this prospectus, we have no reason to believe that any of the conditions will not be satisfied.

Closing Deliverables

At the Closing, the Company shall deliver to YYEM Seller the following:

●	copies of all resolutions of the Board authorizing the execution, delivery, and performance of the Exchange Agreement and the other agreements, instruments, and documents required to be delivered in connection with the Exchange Agreement or at the Closing to which the Company is a party and the consummation of the transactions contemplated hereby and thereby;

●	the Exchange Shares;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfillment of the conditions under Section 6.01 and Section 6.03 of the Exchange Agreement that are relevant to the Company;

●	a duly executed bought and sold note, as applicable; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Seller to be delivered by the Company at or prior to the Closing pursuant to the Exchange Agreement.

At the Closing, YYEM Seller shall deliver to the Company the following:

●	payment of the Closing Cash Payment (as defined in the Exchange Agreement);

●	a good standing certificate (or its equivalent) for YYEM from the relevant governmental authority of Hong Kong, if applicable, and each other jurisdiction where YYEM is qualified, registered, or authorized to do business, if any;

●	if the YYEM shares are represented by certificates, such certificates duly endorsed for transfer by YYEM Seller, as applicable;

●	a counterpart to any consents required in connection with the transactions contemplated by the Exchange Agreement;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfillment of the conditions under Section 6.01 and Section 6.02 of the Exchange Agreement that are relevant to YYEM Seller;

●	a duly executed bought and sold note as may be required under the law of Hong Kong; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Buyer to be delivered by YYEM Seller and YYEM at or prior to the Closing pursuant to the Exchange Agreement.

Termination

The Exchange Agreement may be terminated by mutual written consent of the Company and the YYEM Seller at any time before the Closing or by either the Company or the YYEM Seller at any time before the Closing if the Share Exchange Transaction has not been consummated by the date that is 180 days from the date of the Exchange Agreement (the “Termination Date”) or if any party breaches the Exchange Agreement with respect to the closing conditions and such breaches cannot be cured by the Termination Date. If the Exchange Agreement is terminated by the Company unilaterally and of its own volition other than due to the aforementioned termination conditions, the Company shall be liable for a termination fee in the amount of three times the fees and costs incurred by the YYEM Seller in connection with the Share Exchange Transaction up to a maximum amount in the aggregate of $600,000, with certain exceptions, including, but not limited to lack of SEC or Nasdaq approval of the Share Exchange Transaction or lack of approval from holders of shares of Common Stock.

Reverse Stock Split

The Company’s Board and stockholders have approved the Proposed Reverse Stock Split of its Common Stock within a range of 1-for-10 to 1-for-100, with the Board having set the specific ratio at 1-20 and determined the date for the Proposed Reverse Stock Split to be effective to be June 27, 2024.

Meged Agreements

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

On September 19, 2023, the Company entered into an agreement with Meged (the “Second Meged Agreement”) pursuant to which the Company sold $423,000 in future receivables to Meged (the “Meged Second Receivable Amount”) in exchange for paying the then outstanding balance of $70,153 of the Meged Receivables Purchased Amount in full with the balance being retained by the Company in cash for general purposes. The Company agreed to pay Meged $15,107 each week until the Meged Second Receivable Amount was paid in full.

In order to secure payment and performance of the Company’s obligations to Meged under the Second Meged Agreement, the Company granted to Meged a security interest in all accounts receivable and all proceeds therefrom as such term is defined by Article 9 of the Uniform Commercial Code (UCC). The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

UFS Agreement

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount was paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in all accounts receivable and all proceeds therefrom as such term is defined by Article 9 of the Uniform Commercial Code (UCC). The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Special Meeting of Stockholders

On September 13, 2023 the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,274 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2023, and, (ii) 14,753 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.0002 per share, (iii) 16,026 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $312 per share, (iv) 32,052 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $344 per share and (v) 22,625 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $1,768 per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date.

On September 25, 2023, as a result of the shareholder approval obtained at the special meeting of stockholders on September 13, 2023 and the Reverse Stock Split, the aggregate number of Pre-Funded Warrants, 5-Year Warrants, 5.5-Year Warrants and 7-Year Warrants increased from 85,455 to 471,348 due to certain adjustments that were required to be made by the terms of the relevant warrants in the event of receipt of shareholder approval and the occurrence of the Reverse Stock Split.

Armistice Transactions from September 2023 to April 2024

From September 18, 2023 through April 30, 2024, the Company issued Armistice 473,935 shares of Common Stock related to the exercise of the pre-funded warrants.

On October 11, 2023, the Company, the Lenders and the Agent (as defined in the LSA) entered into a loan and security modification agreement to allow for an additional loan of $1,000,000 pursuant to the loan and security modification agreement. In addition, on October 11, 2023, the Company agreed to issue warrants to purchase up to 8,460 shares of Common Stock at an exercise price of $138 per share (the “October Warrants”).

On December 6, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice with regard to certain of the Company’s existing warrants to purchase up to a total of 248,611 shares of Common Stock, consisting of: (i) 70,508 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $35.46 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 155,479 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $70.92 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 22,625 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warrants and the September 2022 Seven and a Half Year Warrants, the “2022 and 2023 Warrants”).

Pursuant to the Inducement Letter, Armistice agreed to exercise for cash the 2022 and 2023 Warrants to purchase an aggregate of 248,611 shares of Common Stock at a reduced exercise price of $5.88 per share in consideration of the Company’s agreement to issue common stock purchase warrants to purchase up to an aggregate of 497,221 shares of Common Stock (the “December Warrants”). The Company received aggregate gross proceeds of $1,461,827.68 from the exercise of the 2022 and 2023 Warrants by the Holder, before deducting offering expenses payable by it. The transaction closed on December 7, 2023.

The resale of the shares of the Common Stock underlying the 2022 and 2023 Warrants and 224,472 shares of Common Stock owned by Sapir LLC, a consultant engaged by the Company were registered pursuant to an existing registration statement on Form S-1 (File No. 333-275407), declared effective by the Securities and Exchange Commission (the “SEC”) on December 4, 2023.

As of February 21, 2024, the total amount owed pursuant to the Note was $3,197,335.65. Of this amount, the Company received gross proceeds of $3 million from the Lenders.

On February 21, 2024, the Company and the Lenders and the Agent entered into a Waiver, Warrant Amendment and Second Loan and Security Modification Agreement (the “Waiver, Amendment, and Modification Agreement”).

Pursuant to the Waiver, Amendment, and Modification Agreement, the Lenders and the Agent agreed to waive certain events of default with regard to certain covenants and obligations the Company had pursuant to (a) that certain registration rights agreement between the Company and the Lenders and the Agent entered into in September 2022, (b) the LSA (as modified), and (c) the Inducement Letter.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed to modify the Loan and Security Agreement such that the Note is now convertible into up to 499,584 shares of Common Stock based on the agreed to conversion price of $6.40. The Company believed that the $6.40 conversion price meets the definition of “Minimum Price” in Nasdaq Listing Rule 5635(d).

Pursuant to the Waiver, Amendment, and Modification Agreement, the Lenders and the Agent agreed to use their reasonable best efforts to voluntarily convert all amounts owed under the Note on or prior to the last trading day before the trading day on which the next meeting of the Company’s shareholders would take place.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed that following shareholder approval, which the Company obtained on May 15, 2024, the October Warrants and December Warrants have been amended to lower the exercise price of such warrants to $3.20 per share.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company agreed that Slinger Bag Americas Inc., a Delaware subsidiary of the Company (“Slinger”) would, within ten (10) business days of the six month anniversary of the effectiveness of the registration statement on Form S-1 registering the shares of Common Stock issuable pursuant to the conversion of the Note (the “Effectiveness Date”), pay in cash to the Lenders and the Agent the difference, if any, between (i) $6 million (the “Guaranteed Amount”) and (ii) the combined gross proceeds realized by the Lenders and the Agent from its sale of the shares of Common Stock issued pursuant to (a) conversions of the Note and (b) exercises of the October Warrants and December Warrants(the “Realized Amount”). Slinger is obligated to fund an escrow account with $2 million within ten (10) weeks of February 21, 2024. The Company and the Lenders and the Agent also agreed that if, due to a Force Majeure Event, the Lenders and the Agent had not fully converted the Note prior to the six-month anniversary of the Effectiveness Date, the Company would repurchase the Note and the October Warrants and December Warrants by paying in cash to the Lenders and the Agent the difference, if any, between the Guaranteed Amount and the Realized Amount.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed that once the Note was fully repaid (either via a combination of cash payments and conversions into shares of Common Stock or just via conversions into shares of Common Stock) all liens and security interests of the Lenders and the Agent in any and all of the property of the Company and the Guarantors (as defined in the Waiver, Amendment, and Modification Agreement) would be automatically released and terminated, including without limitation, any liens and security interests evidenced by Uniform Commercial Code financing statements.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company agreed to prepare and file a registration statement on Form S-1 registering the shares of Common Stock issuable pursuant to the conversion of the Note with the SEC within five (5) business days of February 21, 2024 and use commercially reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as practical thereafter and, in any event, within thirty (30) calendar days of February 21, 2024. A registration statement was filed and became effective on March 1, 2024 in compliance with this obligation.

On April 15, 2024, the Company acknowledged and agreed to the entrance into a warrant purchase agreement (the “Morgan WPA”) by Armistice and Morgan Capital LLC (“Morgan”) pursuant to which Armistice sold the October and December 2023 Warrants to Morgan for $2,500,000 in cash. Pursuant to the Morgan WPA, Armistice agreed that the obligation of Slinger Bag Americas to, within 10 Business Days of the six month anniversary of the Waiver, Amendment, and Modification Agreement, pay in cash to Armistice the difference, if any, between (i) $6 million and (ii) the combined gross proceeds to be realized by the Holder from its sale of the Company’s common stock issued pursuant to (a) conversions of the note (which as of the date hereof has been fully converted into shares of the Company’s common stock) and (b) exercises of the Warrants would be terminated and of no further effect and force. In addition, pursuant to the Morgan WPA, Armistice agreed that the obligation of Slinger Bag Americas to maintain an escrow account with its counsel in the amount of no less than $2,000,000 would be terminated and of no further effect and force. Armistice further agreed that any and all liens and security interests of Armistice in any and all of the property of the Company and the Guarantors (as such terms are defined in the Waiver, Amendment, and Modification Agreement) would be automatically released and terminated, including without limitation, any liens and security interests evidenced by Uniform Commercial Code financing statements.

Amendment to Bylaws

On October 12, 2023, the Board of Directors of the Company approved an amendment to the Bylaws of the Company to reduce the percentage of shares of stock, issued and outstanding and entitled to vote, to be present in person or represented by proxy in order to constitute a quorum for the transaction of any business from a majority to thirty-three and one third percent (33 1/3%).

Share Issuance to Sapir

On November 14, 2023, the Company issued 11,224 shares of Common Stock to Sapir LLC. Sapir LLC is controlled by Aitan Zacharin, an investor relations and financial structuring consultant to the Company who is a party to an amended and restated consulting agreement with the Company dated April 30, 2020 (the “AZ Consulting Agreement”). Pursuant to the AZ Consulting Agreement, the Company owed Mr. Zacharin $127,500 as consulting fee compensation through November 30, 2023 (the “Consulting Fee Compensation”). In addition, the Company granted Mr. Zacharin $127,500 as discretionary compensation (“Discretionary Compensation”) pursuant to Section 2.1(d) of the AZ Consulting Agreement. In consideration of the Consulting Fee Compensation and the Discretionary Compensation, the issuance of shares of Common Stock consisted of (i) 8,017 shares of Common Stock as payment of the Consulting Fee Compensation, and (ii) 3,207 shares of Common Stock as payment of the Discretionary Compensation.

Nasdaq Compliance

On January 30, 2024, the Company received a letter from the staff of the Nasdaq Stock Market confirming that following the receipt of a an investment of $16.5 million as disclosed in the Company’s current report filed on Form 8-K on January 24, 2024 (i) the Company has regained compliance with the minimum shareholder equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s (“Panel”) decision dated April 12, 2023, as amended, and (ii) in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds that the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

It is further reported that, in application of Listing Rule 5815(d)(4)(B), the Company is also subject to a mandatory panel monitor in respect of its periodic filing requirements in Listing Rule 5250(c)(1) (the “Periodic Filing Rule”) for a period of one year from October 11, 2023. If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Periodic Filing Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On December 12, 2023, the Company received a letter (the “Notice”) from the Staff informing the Company that because the closing bid price for the Common Stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement.

On June 11, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that (i) the Company did not regained compliance with the Rule within the prescribed time period and is not eligible for a second 180-day remediation period. Specifically, the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market under the Equity Standard and (ii) unless the Company requests an appeal by June 18, 2024, of this determination, Nasdaq has determined that the Company’s securities will be scheduled for delisting from Nasdaq and will be suspended at the opening of business on June 21, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market (the “Delisting Determination”).

The Company appealed of the Delisting Determination on June 18, 2024 by requesting a hearing before the Panel to stay the suspension of the Company’s securities. The hearing panel date was set for July 25, 2024. Through the subsequent filing of the Form 25-NSE with the SEC. On June 27, 2024, the Company effected a 1-20 reverse stock split, which brought its share price to $8.31, which, in turn, caused the Company to regain compliance with the Minimum Bid Price Requirement and on July 11, 2024, the company’s closing bid price was in excess of $1 for a continuous 10-day trading period. On July 18, 2024, the Company received Nasdaq confirmation that the hearing has been cancelled and the Delisting Determination has been withdrawn.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements.

The January 2024 Offering

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock and (ii) the Pre-Funded Warrants to purchase an aggregate of 1,258,490 shares of Common Stock at a combined purchase price of $0.40 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and are exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares issued to the January 2024 Investors is 349,530 and the aggregate number of Pre-Funded Warrants is 3,775,470.

From April 2024 through May 2024, the Company acknowledged and agreed to the entrance into certain warrant purchase agreements (the “WPAs”) by the January 2024 Investors and 10 purchasers (the “Pre-Funded Warrants Purchasers”) pursuant to which the January 2024 Investors sold all of the 3,775,470 Pre-Funded Warrants to Pre-Funded Warrants Purchasers for an aggregate amount of $18,877,350 in cash.

Share Issuance to Smartsports

On January 23, 2024, the Company issued 10,000 shares of Common Stock to Smartsports LLC. Smartsports LLC is an investor relations consultant to the Company who is a party to a consulting agreement with the Company dated January 23, 2024 (the “Smartsports Consulting Agreement”). Pursuant to the Smartsports Consulting Agreement, the Company agreed to issue and deliver to Smartsports LLC 10,000 shares of Common Stock as a consulting fee for the provision of investor relations services (the “Consulting Fee Compensation”) and use its commercially reasonable efforts to prepare and file with the Securities Exchange Commission a registration statement covering the resale of all of the shares on Form S-1 as soon as is reasonably practicable.

Agile Capital LLC Agreement

On January 10, 2024, the Company entered into an agreement with Agile Capital Funding, LLC (the “Agile Jan Agreement”) pursuant to which the Company sold $1,460,000 in future receivables to Agile Capital Funding, LLC (the “Agile Jan Receivable Amount”) in exchange for $1,000,000 in cash. The Company agreed to pay Agile Capital Funding, LLC (“Agile”) $52,142.86 each week until the Agile Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Agile under the Agile Jan Agreement, the Company granted to Agile a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral. The proceeds from the sale of future receivables were used, in part, to pay the outstanding balance of the ACF Receivable Amount (as defined below).

Cedar Advance Agreement No.1

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

Unique Funding Solutions Agreement

On March 6, 2024, the Company entered into an agreement (the “UFS Agreement”) with Unique Funding Solutions (“UFS”) pursuant to which the Company sold $323,350 in future receivables to UFS (the “UFS Receivable Amount”) in exchange for $200,000 in cash. The Company agreed to pay UFS $9,798.49 each week until the UFS Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Advance Agreement No. 2

On April 3, 2024, the Company entered into an agreement with Cedar (the “Second Cedar Agreement”) pursuant to which the Company sold $438,000 in future receivables to Cedar (the “Second Cedar Receivable Amount”) in exchange for $285,000 in cash. The Company agreed to pay UFS $14,600 each week until the Second Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Second Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Advance Agreement No. 3

On April 22, 2024, the Company entered into an agreement with Cedar (the “Third Cedar Agreement”) pursuant to which the Company sold $481,800 in future receivables to Cedar (the “Third Cedar Receivable Amount”) in exchange for $310,200 in cash. The Company agreed to pay UFS $18,530.77 each week until the Third Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Third Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Operations

The Company operates in the sports equipment and technology business. The Company is the owner of the Slinger Launcher, which is comprised of a portable tennis ball launcher, a portable padel tennis ball launcher and a portable pickleball launcher and Gameface, providing AI technology and performance analytics.

From inception to date, we have been focused on the ball sport market globally. Our first product, the Slinger Bag Launcher, is a patented, highly portable, versatile and affordable ball launcher built into an easy to transport wheeled trolley bag.

Tennis ball machines have been around since the 1950’s when they were introduced by Rene Lacoste. Improvements to performance were made in the 1970’s when Prince started its tennis business on the back of its first product – Little Prince – which was a vacuum operated ball machine. In the 1990’s the first battery operated machines came to the market and since that time very little, if anything, has changed in the structure of ball machines products outside of added computerization. Typically, the machines being marketed by traditional ball machine brands are large, cumbersome and awkward to operate. They are also generally expensive – often well above U.S. $1,000 compared to the entry price of $600 for a Slinger Bag Launcher. We believe that up until the introduction of the Slinger Bag Launcher, the majority of traditional tennis ball machines were sold to tennis facilities, institutions and tennis teachers, with only a few being sold directly to tennis playing consumers.

Recent Events

On May 15, 2024, the Company held its 2024 annual general meeting of stockholders at which the following items were approved:

1.	The nominations of Mike Ballardie, Yonah Kalfa, Kirk Taylor, Stephen Crummey, and Rodney Rapson for election as directors at the Annual Meeting until the 2025 annual meeting of stockholders and until their respective successors are duly elected and qualified.
2.	The appointment of Olayinka Oyebola & Co. to continue as our independent registered public accounting firm for the fiscal year ended April 30, 2024.
3.	The approval of the issuance of shares of our common stock pursuant to that certain Share Exchange Agreement dated March 18, 2024 (the “Exchange Agreement”) among the Company, Mr. Hongyu Zhou (the “YYEM Seller”), and Yuanyu Enterprise Management Co., Limited (“YYEM”), in exchange for 50% of the issued and outstanding ordinary shares of YYEM. The Exchange Agreement is a part of a transaction between the Company, YYEM Seller, and YYEM, whereby the Company agreed to purchase a total of 70% of the issued and outstanding ordinary shares of YYEM by entering into a share purchase agreement (the “Purchase Agreement”) and the Exchange Agreement as described in the Company’s Schedule 14A filed on May 2, 2024. Upon the closing of the Acquisition, YYEM Seller will be issued the number of Exchange Shares equal to 82.4% of the Company’s issued and outstanding shares of common stock immediately following the closing of the Acquisition, and Connexa stockholders as of immediately prior to the closing of the Acquisition will retain the balance of approximately 17.6% of such outstanding shares.
4.	The amendment to the Company’s certificate of incorporation to increase the authorized shares of its common stock from 300,000,000 shares to 1,000,000,000 shares.
5.	The approval of an amendment to the Company’s certificate of incorporation to authorize a reverse stock split of its common stock within a range of 1-for-10 to 1-for-100, with the Board of Directors of the Company to set the specific ratio and determine the date for the Reverse Stock Split to be effective.
6.	The approval of the separation of the Company’s “Slinger Bag” business and products and the transactions contemplated by the separation agreement related to the transaction contemplated by the Exchange Agreement (the “Share Exchange Transaction”) Once the Share Exchange Transaction is closed, the current board of directors of the Company will resign and will appoint YYEM’s slate of directors to the board, which will effect of a change of control of the Company, and the current business of the Company, including its liabilities, will be spun off and sold to a company to be owned and controlled by Yonah Kalfa, the founder of the Slinger Bag business and an officer and director of the company, and Mike Ballardie, the Company’s current chief executive officer and director. The Company’s current shareholders will not have a participation in the Slinger Bag business from the date of the closing of the Share Exchange Transaction and onward.
7.	The approval of the amendment to the exercise price of the Warrants held by Morgan Capital LLC to $3.20 per share.
8.	The approval of the issuance of shares of Common Stock to certain investors party to the Company’s securities purchase agreements entered into in January 2024 when the Company received an investment of $16,500,000 in cash in exchange for the issuance and sale to each Investor of (i) 116,510 shares of the Company’s common stock (the “Common Stock Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,258,490 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”) at a combined purchase price of $4 per share of our common stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and became exercisable on May 15, 2024 allowing exercisability of the Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Common Stock Shares issued was 349,530 and the aggregate number of Pre-Funded Warrant Shares to be issued is 3,775,470.
9.	The approval of the issuance of 47,116 shares of Common Stock to Yonah Kalfa. As previously disclosed on the Current Report on Form 8-K furnished with the SEC on September 9, 2020, the Company entered into a service agreement dated September 7, 2020 (the “YK Employment Agreement”) with Yonah Kalfa, the Company’s chief innovation officer and a member of the Company’s Board. Pursuant to Sections 2.1(a) and 2.1(b) of the YK Employment Agreement, the Company owed Mr. Kalfa $1,137,000 in salary (the “Salary Compensation”) through January 31, 2024. The Company was unable to pay Mr. Kalfa any of the compensation in cash and, given Mr. Kalfa’s extraordinary contribution to the Company, pursuant to Section 2.1(b) of the YK Employment Agreement, the Company agreed to pay $1 million of the $1.137 million owed (with Mr. Kalfa waiving the right to receive the $137,000 balance) via an issuance of shares of Common Stock as memorialized by that certain Deferred Payment Conversion Agreement with Mr. Kalfa, dated January 20, 2024 (the “2024 Agreement”). The 2024 Agreement sets forth the price per share of the shares to be issued (267,380), the number of shares to be issued using that price ($3.78), and the amount due to Mr. Kalfa through January 31, 2024. Due to administrative delays, the Company did not issue the shares in January 2024. Rather, on March 15, 2024, the Company issued 220,265 shares of Common Stock. This is the amount of stock owed for a $1 million payment at a conversion price of $4.54, which was the closing price of the Common Stock on March 13, 2024 (and a higher price than the closing price on March 14, 2024).

10.	The approval of the issuance of 50,000 shares of Common Stock to each of Yonah Kalfa, Mike Ballardie and Kirk Taylor and 25,000 shares of common stock to each of Rodney Rapson and Steven Crummey, our directors, for their services and extraordinary contribution to the Company.
11.	The approval of the issuance of 16,750 shares of Common Stock to each of Juda Honickman, the Company’s chief marketing officer, and Mark Radom, the Company’s general counsel, for their services and extraordinary contribution to the Company.
12.	The approval of the amendment of the 2020 Slinger Bag Inc. Global Share Incentive Plan to make an additional 1,500,000 shares of the Common Stock available for the issuance of awards under the plan.

On June 27, 2024, the Company effected a 1-20 reverse stock split. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references to the outstanding stock have been retrospectively adjusted to reflect this reverse split.

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

Our manufacturing capacity is estimated at approximately 5,000 units monthly. This capacity will be shared across our three Slinger Bag Launcher products– tennis, pickleball, and padel. The pickleball product was introduced to the market in March 2023 and has been well received in the Pickleball community and is currently selling at a rate of around 300 units per month. In June 2023, the company introduced its Padel Tennis Launcher under a global distribution agreement with Desarrollo y Promocion de Padel S.L. In January 2024, reworking and production modifications to the Padel Launcher were required following the discovery of issues relating to the plastic padel court fibres, typically found inside the Padel Court environment, that were becoming ‘melted’ to the firing wheels of the launcher causing intermittent ball launching issues. The company worked together with our vendors and the team at Desarrollo y Promocion de Padel S.L to retro fit both a fix and developed a long-term launcher enhancement that eliminates the potential for this issue to re-occur. Unfortunately, this issue resulted in a short-term consumer confidence issue that impacted the delivery of the 2024 minimum volumes.

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

As the largest tennis and pickleball market in the world with 17.4 million tennis players and over 5 million pickleball players, the United States is a key market both to establish the Slinger brand and to drive demonstrable growth. Direct-to-consumer e-commerce sales are further supplemented by one or more third-party internet sites focused on either the tennis or the pickleball market. The Unites States market is served by third-party logistics facilities in West Columbia, South Carolina and Reno, Nevada, which are operated by two of our logistics partners. All end consumer service support is currently managed by a small service team based in Canada. All distributor partners are managed and supported by our distributor manager located in the United States of America.

Gameface

Gameface will provide the consumer with access to analytics data through a sport specific automated AI platform that analyzes and extracts data from uploaded consumer or team videos. Gameface has successfully launched this technology previously in Cricket in Australia and in April 2024 introduced the Slinger App for tennis – currently available via the Apple App or Google Pay stores. The Slinger App for tennis is both freemium and subscription based. Users can access basic functions free of charge and then have subscription options based on either monthly or annual rates.

The Slinger App for tennis will form the foundation for further adaptation of this technology for other racquetsports, baseball, cricket and other sports verticals – all under the Slinger brand name. Gameface’s core capabilities are delivered through a compatible single camera or smart phone, which allows us to build scalable solutions for the sports market without relying on specific hardware or camera types.

We envision Gameface as a product and technology that will be at the heart of ‘powering’ the Slinger portfolio of brands. We also see Gameface technology as a driver of real-time data and analytics for Slinger’s core sport focus – across all racquetsports, baseball and cricket – coupled with partnerships with external brands and other strategic partners for its applications for all other sports, outside of these core categories.

Gameface initially focused its technology on the cricket and soccer markets, where it has built an automated platform to extract various data points from live and archived match footage. The Gameface team has been dedicated over the last 18 months to building its technology to deliver performance insights in tennis. Following the successful launch of the Slinger App for Tennis, Gameface plans to revisit the cricket vertical and enhance its technology offering based on the advances made in its tennis AI, which will broaden and deepen its reach across the cricket world. In late 2024 and going forward, Gameface expects to dedicate resources to baseball analytics and identifying strategic partners for other high-profile team sports such as basketball and soccer. We also intend to license technology to validated global partners in sports verticals that remain non-core to Slinger with the aim to become the recognized leader in sports AI globally.

Connexa Brand Marketing

Slinger’s focus remains on delivering its core vision to become a SaaS (Service-as-a-Sport) provider to its core sports verticals of racquet sports, baseball and Cricket. This vision is delivered through its Watch, Play, Learn strategy, built around the Slinger Bag Launcher and the Slinger App for each sport vertical.

With the go-to-market strategy for Slinger Bag focused on its core North American market as a direct-to-consumer business e-commerce brand, all in-house marketing activity and advertising media is centered around a consumer push to the Slinger Bag e-commerce platform at https://www.slingerbag.com/ and then working to convert brand or product interest to purchases. Based on our target demographic, our marketing focus centers around three core marketing pillars: digital advertising; influencers and brand ambassadors. Our marketing efforts also engage our core consumers through targeted social media platforms such as Facebook, Google, Instagram and You Tube.

Currently considering our demographic data for tennis, pickleball and padel our digital advertising spend is focused mainly toward Facebook and Google platforms.

In addition to our paid marketing activities, Slinger Bag relies on the expertise of our small internal team to build out a network of ‘followers’ across various social media platforms – mainly Instagram, Facebook, You Tube and LinkedIn. Slinger Bag has significant numbers of its consumers who are avid fans of our brand and who are fully engaged in generating Slinger Bag related social media content through their own means.

Since inception, Slinger Bag has built up a base of approximately 100,000 users of Slinger Bag. Through our acquisition and retained interest in Foundation Sports we have access to Foundation’s database of over 500,000 avid tennis players. We use email marketing to engage with this group several times per annum in order to generate additional sales interest. This core group is also now very important as a core target consumer market for our recent introduction of our Slinger Tennis App.

The Slinger Bag brand ambassador team has, historically, been integral to the overall brand marketing strategy through their support of our product and by creating and sharing their user content, representing themselves as affiliated with the brand and through their personal appearances at events, tournaments, etc. All ambassador arrangements have now terminated prior to the date hereof, which means that we are now only engaged with tennis ambassadors on an ad-hoc use basis.

Prominent ambassadors are now also being identified for both Pickleball - across the United States of America, and by our exclusive Padel distributor for the global Padel market and are expected to be in place and active over the coming months.

Outside of our core marketing strategy, Slinger Bag has taken advantage of numerous opportunities to partner with key brands in the tennis, pickleball and padel spaces and/or to advertise at key tennis, pickleball and padel related events.

Additionally, through our management team’s close association to the general racquetsports industry, we have been able to provide many professional players with a Slinger Bag Launcher for their personal use across all sports. These arrangements were non-contractual product seeding opportunities. Players have occasionally posted on social media about their use of the Slinger Bag Launcher, which, based on their significant social media followings, have supported the growth of the Slinger Bag brand awareness.

To support the Slinger Bag marketing program, we have engaged the following agencies:

●

Ad Venture Media Group, a New York based PPC (pay-per-click) agency whose work is grounded in scientific analysis of consumer data and consumer trends. Ad Venture Media leads all of our paid digital and social media advertising activities for Slinger Bag on a performance-based fee structure. We are experiencing consistent ROAS (Return On Ad Spend) of 10X+

●	We have partnered with various organizations to manage an affiliate marketing program geared towards US-based teaching professionals, players, juniors and events, in the United States tennis and pickleball markets. This target market is provided with unique affiliate marketing links and encouraged to create content and to share it on their social media accounts and in other such communities that they are connected to, in order to receive an affiliate marketing fee based on revenues generated by consumers purchasing Slinger Bag products attributable to them, via their direct link.

Each local country distributor, as well as our global padel distribution partner are also conducting their own Slinger brand marketing program. All efforts in this regard are aimed at reaching the avid tennis, pickleball and padel players directly and are focused on ensuring that the Slinger Bag brand message is consistent around the globe. Slinger Bag supports all of its brand distributors with full access to all of the company’s marketing partners, brand assets, as well as with direct contact to our internal marketing team.

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

Strategic Brand Partnerships

Slinger Bag believes that building strong strategic partnerships across all of our sports underpins the credibility and awareness of the Slinger Bag brand. As such, we currently have several strategic partnerships that emphasize this. We believe these partnerships provide us significant levels of brand exposure and credibility driving mutually beneficial marketing campaigns aimed at reaching avid tennis players globally.

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

In a similar vein, we are looking to deliver partnerships for the co-branded supply of Pickle Balls and Padel Tennis Balls.

Competition

Slinger Bag Launcher

There are currently no direct competitors with products that are similar to the Slinger Bag Launcher, based on its affordability and tennis bag functionality. There are, however, other companies that market traditional tennis ball machines, including the following brands:

● ●	Nisplay Titan Ball Machines

●	Spinshot
●	Lobster Sports – Tennis, Pickleball and Padel
●	Spinfire
●	MatchMate
●	Sports Tutor - Tennis, Pickleball and Padel
●	Silent Partner
●	Hydrogen Proton
●	Playmate
●	Erne Pickleball
●	Simon X Pickleball

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

*Trademark protection is pending.

In addition we are currently in the application process for up to 12 novel innovations that are patentable as part of our planned marketing introduction of a Slinger Baseball Launcher in 2025.

We are engaged in ongoing efforts to register more trademarks across an expanding list of products, services and applications, which are in various stages of the registration process.

We own the rights to its www.connexasports.com/ www.slingerbag.com and https://gameface.ai domains and other associated and derivative domains.

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

We are currently field testing our new our Baseball / Softball launchers, which are expected to be introduced to the market in 2025. We plan to introduce similar transportable, versatile and affordable ball launchers for cricket and other ball sports over the course of the next three years.

In regard to development of our pending performance and analytics app, the development team of Gameface has completed the initial work on the Slinger App for Tennis and the Slinger App is now available to consumers via the Apple App or Google Play Stores. The Gameface team will continue to enhance the app functionality based on a structured roll-out of new features and we aim to have the Slinger App for Tennis with all planned features fully operational by end of 2024.

The Gameface team will be enhanced with new team members over the balance of 2024 and will be provided with the resources necessary to develop similar apps for Pickleball, Padel, Baseball and Cricket.

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

Employees

As at the date of this report, we have 8 full-time employees spread across Israel, USA, Australia and the UK. Management believes its relations with employees is good. We also hire part-time employees, engage consultants and outsource services e.g. logistics, service, QA & QC to professional partner organizations in order to support our operations as needed.

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

Ukraine War

The impact of the Ukraine war has been limited on the Company with the direct impact being seen through those distributors bordering the war zone who have seen a significant decline in demand.

Gameface – no direct impact seen on this business to-date.

Israel – Hamas War

The impact of the Israel-Hamas war has been limited on the Company with the direct impact being seen through less sales in Israel.

Gameface – no direct impact seen on this business to-date.

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

We expect to derive substantially all of our net sales from sales of branded products and services we own, including Slinger and Gameface (under the Slinger App brand). The reputation and integrity of our brands are essential to the success of our business. We believe that our consumers value the status and reputation of brands we promote, and the superior quality, performance, functionality and durability that our brands represent. Building, maintaining and enhancing the status and reputation of our brands’ image is important to expanding our consumer base. Our continued success and growth depend on our ability to protect and promote our brands, which, in turn, depends on factors such as the quality, performance, functionality and durability of our products and services, our communication activities, including advertising and public relations, and our management of the consumer experience, including direct interfaces through customer service and warranty repairs. We may decide to make substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful.

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

We rely heavily on supply chain reliability and predictability in producing, transporting and delivering our products. The COVID-19 pandemic, Ukraine war, the Israel-Hamas war, inflationary trends, shifts in consumer purchasing patterns, availability of transport, labor shortages in the shipping, trucking, and warehousing industries, port strikes, infrastructure congestion, equipment shortages and other factors have all contributed to delivery delays, greater costs and uncertainty in arranging and scheduling transport of our products. If we are unable to reliably and consistently arrange shipment and storage of our products, we may be unable to ship, deliver and store our products in which case, we will have to reverse sales and issue refunds to purchasers of our products. Changes in U.S. and international trade policies, including to import tariffs and trade policies and agreements, to address supply chain issues or otherwise could also have a significant impact on our activities both in the United States and internationally. Supply chain disruptions, both domestic and international, have adversely impacted our operations. Continued disruptions in our supply chain and adverse consequences from aggressive trade policies could have a material adverse impact on our profitability and financial performance.

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

We are focused on developing an integrated Watch, Play and Learn platform under our Connexa brand. The Platform will bring together our owned offerings of Gameface and Slinger Bag under the umbrella of the Connexa brand. We believe our success will in large part depend on our ability to develop a cohesive platform that integrates elements of performance analysis from each. We may face difficulties integrating the technology and offerings from each brand in order create a cohesive business. For example, users of the Slinger Bag may view us a sporting goods company and choose not to engage with our technology offerings from the Gameface brand, and users of our Gameface AI app services may not purchase our ball launchers.

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

If we are unable to develop the integrated Watch, Watch, Play and Learn platform and expand our business internationally, our growth strategy and our financial results could be materially adversely affected.

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

We expect our business to rely on net cash provided by our future operating activities as our primary source of liquidity. To support our business and execute our growth strategy as planned, we will need to generate significant amounts of cash from operations in order to purchase inventory, pay personnel, invest in research and development, and pay for the increased costs associated with operating as a public company. Operating cash flows have previously been weak and in the year ended April 30, 2023, we had to significantly curtail operations and dispose of our PlaySight and Foundation Sports operations. If our business does not generate cash flow from operating activities sufficient to fund planned activities, and if sufficient funds are not otherwise available to us, we will need to seek additional capital, through debt or equity financings, to fund our growth. Conditions in the credit markets (such as availability of finance and fluctuations in interest rates) may make it difficult for us to obtain such financing on attractive terms or even at all. Additional debt financing that we may undertake, may be expensive and might impose on us covenants that restrict our operations and strategic initiatives, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our capital stock, make investments and engage in merger, consolidation and asset sale transactions. Equity financings may be on terms that are dilutive or potentially dilutive to our shareholders, and the prices at which new investors would be willing to purchase our equity securities may be lower than the price per share of our common stock. The holders of new securities may also have rights, preferences or privileges that are senior to those of existing holders of common stock. If new sources of financing are required, but are unattractive, insufficient or unavailable, then we will be required to modify our growth and operating plans based on available funding, if any, which would inhibit our growth and could harm our business.

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

Additionally, natural disasters and public health emergencies, such as extreme weather events and the COVID-19 pandemic, the Ukraine War and the Israel-Hamas war, could have a significant adverse effect on our business, including interruption of our business operations, supply chain disruption, endangerment of our personnel, and other delays or losses of materials and results.

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

Our products face intense competition.

We are a sports equipment and technology company delivering products and technologies and the relative popularity of tennis, pickleball, padel tennis, baseball and cricket and other various sports activities and changing design trends affect the demand for our products. The sports equipment industry and sports-related technology industry are both are highly competitive both in the U.S. and worldwide. We compete internationally with a significant number of athletic and sports equipment companies and sports-related technology companies, including sports-related technology companies, including large companies having diversified lines of athletic and sports equipment and sports technology products. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our online digital e-commerce operations compete with brand wholesalers or specialist retailers.

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

Through our Gameface company, we are slowly transforming from a sports equipment-only company to offering an additional sports technology platform focused on the Watch, Play & Learn Platform. If we are unable to successfully integrate this new technology with our existing products, we may not realize the benefits of the Gameface brand acquisition, and our business may be materially adversely affected.

Prior to our acquisition of Gameface, we focused on the production and sale of the Slinger Bag. Now our focused has shifted to the Watch, Watch, Play and Learn integrated platform which includes the analysis and AI offered by Gameface under the Slinger App brand. The Watch, Watch, Play and Learn Platform requires integration of the capabilities of our existing business with those of Gameface AI platform. Failure to deliver this integration would mean that we may not be able to realize the benefits of the Gameface acquisition and our business may be materially adversely affected.

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

Our business may be adversely affected by the COVID-19 pandemic, the Ukraine war and the Israel-Hamas war, as well as macro-economic conditions such as inflation, employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies influence on public spending confidence. Recent dramatic downturns in the strength of global stock markets, currencies and key economies have highlighted many if not all, of these risks.

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

The Company’s management has determined that there is substantial doubt about the Company’s ability to continue as a going concern and the report of our independent registered public accounting firm on our consolidated financial statements for the years ended April 30, 2024 and 2023 included an explanatory paragraph with respect to the foregoing. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and implement our business plan. This determination was based on the following factors: (i) the Company has a working capital deficit as of April 30, 2024, used cash in operations for the fiscal year ended April 30, 2024 of $3,001,433 and the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (ii) the Company will require additional financing for the fiscal year ending April 30, 2024 to continue at its expected level of operations; and (iii) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of the consolidated financial statements.

We have limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our deficiency in working capital on April 30, 2024 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase product sales, increase production, obtain inventory financing, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

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

The market in which our Gameface technology operates is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements and changes in user requirements. In addition, both traditional and new competitors are investing heavily in our market areas and competing for users. As next-generation video analytics technology continues to evolve, we must keep pace in order to maintain or expand our market position. If we are not able to successfully add staff resources with sufficient technical skills to develop and bring new products to market in a timely manner, achieve market acceptance of our products and services or identify new market opportunities for our products and services, our business and results of operations may be materially and adversely affected.

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

As of April 30, 2024, we had 1,828,541 outstanding common shares. Of these shares, 1,230,099 shares were in the public float. The remaining 598,442 shares common stock outstanding were “restricted securities” within the meaning of Rule 144. On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “Investors”) for the issuance and sale to each investor of (i) 116,510 shares of common stock (the “Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,258,490 shares of its common stock at a combined purchase price of 4.00 per share of the common stock for an aggregate amount of approximately $16.5 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.0002 per share of common stock and are exercisable beginning on the date stockholder approval is received and effective allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares to be issued is 349,530 and the aggregate number of Pre-Funded Warrants is 3,775,470. Additional sales of our common shares in the public market after the date hereof, or the perception that these sales could occur, could reduce the market price of our common stock.

We will be required to file an additional registration statement once we regain compliance with the Nasdaq listing requirements.

On September 8, 2021, we filed a registration statement with the SEC to register 182,000 shares of common stock for resale by certain selling stockholders, which was declared effective on January 27, 2022. Following our public offering resulting in our common stock being listed on Nasdaq, additional conversion shares need to be registered. We also have agreed to register additional shares in connection with our recent financing. See “Item 1. Business—Recent Developments” for more information.

Certain of the Company’s large shareholders may be able to exert significant influence on the Company and their interests may conflict with the interests of its other shareholders.

Certain of the Company’s large shareholders, including our officers and directors, represented approximately 21.6% of the Company’s voting rights as of April 30, 2024. Therefore, these shareholders would be able to exert significant influence over certain matters, including matters that must be resolved by the general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interests of these shareholders may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that these shareholders may seek to pursue.

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

As of April 30, 2024, Yonah Kalfa beneficially owned approximately 12.2% of our common stock outstanding. The shares may become available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

If we fall out of compliance with the Bid-Price Rule and implement a reverse stock split to regain compliance with such rule, it may not result in a proportional increase in the per share price of our common stock.

Since June 2022, we have had to effect three reverse splits in order to become compliant or regain compliance with the Bid Price Rule. If we again fall out of compliance with the Bid Price Rule, we may have no choice but to effect a fourth reverse split. The effect of a future reverse stock split, if any, on the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that the prices for shares of the common stock after a future reverse stock split will increase proportionately to prices for shares of our common stock immediately before a reverse stock split. The market price of our common stock may also be affected by other factors which may be unrelated to a future reverse stock split or the number of shares outstanding.

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

Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 1,000,000,000 shares that are not issued or reserved for issuance under convertible or exchangeable instruments. In addition, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

We have listed the shares of our common stock on the Nasdaq, under the symbol “YYAI.” As such we are subject to, among other things, our fulfilling all of the listing requirements of the Nasdaq. In addition, Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. As described above under “Item 1. Business—Recent Developments,” Nasdaq informed us that we are deficient with respect to several continued listing criteria. Failure to maintain our listing (i.e., being de-listed from the Nasdaq), would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

On December 12, 2023, the Company received a letter (the “Notice”) from the Staff informing the Company that because the closing bid price for the Common Stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement.

On June 11, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that (i) the Company did not regained compliance with the Rule within the prescribed time period and is not eligible for a second 180-day remediation period. Specifically, the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market under the Equity Standard and (ii) unless the Company requests an appeal by June 18, 2024, of this determination, Nasdaq has determined that the Company’s securities will be scheduled for delisting from Nasdaq and will be suspended at the opening of business on June 21, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market (the “Delisting Determination”).

The Company appealed of the Delisting Determination on June 18, 2024 by requesting a hearing before the Panel to stay the suspension of the Company’s securities and the filing of the Form 25-NSE with the SEC. On June 27, 2024, the Company effected a 1-20 reverse stock split, which brought its share price to $8.52, which, in turn, caused the Company to regain compliance with the Minimum Bid Price Requirement and on July 18, 2024, the Company received notice from the Nasdaq that the Delisting Determination had been withdrawn.

There can be no assurance that the Company will be able to satisfy the Nasdaq’s continued listing requirements. If the Company’s common stock ceases to be listed for trading on the Nasdaq Capital Market, the Company would expect that its common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group.

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

ITEM 1C. CYBERSECURITY

Cybersecurity risk

Cybersecurity risk is the risk of harm or loss resulting from misuse or abuse of technology or the unauthorized disclosure of data.

Overview

Although Cybersecurity risk is an important and evolving focus for the Company, due to its small size and limited resources, the Company is unable to devote any internal resources to cybersecurity and relies entirely on its vendors, for email, e-commerce, order management, purchasing/direct shipping, financials, inventory, warranty and returns and remote access, for assessing, identifying and managing material risks from cybersecurity threats whose collective security efforts are designed to protect against, among other things, cybersecurity attacks that can result in unauthorized access to confidential information, the destruction of data, disruptions to or degradations of service, the sabotaging of systems or other damage.

The Company’s vendors have implemented measures and controls reasonably designed to address cyber attacks, including enhanced threat monitoring.

Our ERP software is made accessible, controlled and monitored through an extensive list of policies and procedures. These include protocols dictating acceptable use, management of confidential data, application monitoring, secure access policies and application access strategies. Operating System updates and security patches as well as application software updates released by the vendors are reviewed, tested and implemented on a regular basis. Data backup is achieved through hourly incremental backups with replications to off-site locations. User-level access is secured through industry standard encryption and supports accessibility rules including two factor authentication and VPNs.

The data center where our ERP software is hosted achieves some of the highest compliance certifications including:

●	ISO/IEC 27001: Certification for information security management systems.
●	SOC 2: Compliance with the AICPA’s Trust Service Criteria, demonstrating security, availability, processing integrity, confidentiality, and privacy controls.
●	HIPAA: Compliance with the Health Insurance Portability and Accountability Act for handling protected health information (PHI).
●	GDPR: Compliance with the General Data Protection Regulation for protecting the privacy and rights of EU citizens’ data.
●	PCI DSS: Compliance with the Payment Card Industry Data Security Standard for secure handling of payment card data.

In addition, the data center where our ERP software is hosted achieves cybersecurity compliance through a multifaceted approach that encompasses various security measures and controls including:

●	Physical Security. The data centers are highly secure facilities with strict access controls, surveillance systems, and perimeter fencing. Access to data centers is limited to authorized personnel only.
●	Network Security. Advanced network security measures are implemented to protect against unauthorized access and malicious activities. This includes firewalls, DDoS (Distributed Denial of Service) protection, and encryption for data in transit.
●	Data Encryption. Data is encrypted both at rest and in transit using industry-standard encryption algorithms. This ensures that data remains secure even if it’s intercepted or compromised.
●	Access Control. Identity and Access Management (IAM) allows us to manage access to our resources securely. IAM enables granular control over permissions, roles, and access policies, reducing the risk of unauthorized access.
●	Security Monitoring and Logging. The data centers support robust monitoring and logging capabilities, allowing us to track and analyze security-related events in real-time. This includes audit logging, activity tracking, and integration with security information and event management (SIEM) systems.

●	Incident Response. The data centers have established incident response procedures to detect, investigate, and mitigate security incidents promptly. This includes a dedicated security incident response team (SIRT) that coordinates response efforts and communicates with us.
●	Third-Party Audits and Reviews. The data centers undergo regular third-party audits and reviews to validate its security controls and compliance with industry standards and regulations. These audits provide independent verification of the security posture and help build trust with customers.

Third parties with which the Company does business, that facilitate the Company’s business activities (e.g., vendors, supply chain, exchanges, distributors and service providers) or that the Company has acquired are also sources of cybersecurity risk to the Company. Third party incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber-attacks, including ransomware and supply-chain compromises, could have a material adverse effect on the Company, including in circumstances in which an affected third party is unable to deliver a product or service to the Company or where the incident delivers compromised software to the Company or results in lost or compromised information of the Company or its clients or customers. The Company does not have processes in place to oversee and identify risks from cybersecurity threats associated with its use of third-party service providers and vendors.

Customers are also sources of cybersecurity risk to the Company and its information assets, particularly when their activities and systems are beyond the Company’s own security and control systems.

Risks from cybersecurity threats, including any previous cybersecurity events, to-date have not materially affected and are not likely to materially affect the Company or its business strategy, results of operations or financial condition. Notwithstanding the approach that the Company takes to address cybersecurity risk via its vendors, the Company may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on the Company or its business strategy, results of operations or financial condition.

The Company has not and, for the foreseeable future, does not intend to engage third-party assessors or auditing firms with industry-recognized expertise on cybersecurity matters to review specific aspects of the Company’s or its vendors’ cybersecurity risk management framework, processes and controls.

Governance and oversight

The Company’s board of directors has not to-date exercised any oversight of risks from cybersecurity threats and none of its committees is tasked with or responsible for oversight of risks from cybersecurity threats. The Company’s board of directors will review its cybersecurity oversight going forward on a periodic basis and, if the Company makes adequate resources available, effect changes therein.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any properties. Our principal office is located at 2709 N. Rolling Road, Suite 138, Windsor Mill, Maryland 21244. We entered into a lease for use of office space at this location effective September 1, 2019. This location is owned by Zeek Logistics. We do not pay any rent or fee to use this location.

ITEM 3. LEGAL PROCEEDINGS

On February 8, 2023, Oasis Capital, LLC (“Oasis”) filed a complaint against the Company in the United States District Court for the Southern District of New York seeking damages (i) in the amount of $764,647.53 in for an alleged breach of the terms of the 8% senior convertible note and the securities purchase agreement entered into between Oasis and the Company in connection with the Note (as defined below), which in December 2021 was increased to $600,000 in principal amount (the “Note”) and (ii) an unspecified amount of damage for an alleged breach of the exclusivity provisions of a term sheet that the Company and Oasis entered into on July 7, 2022 plus an actual damages in an amount to be proven at trial, interest and costs, reasonable attorney’s fees and such other legal and equitable relief as the court deems just and proper. On June 30, 2023, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss this complaint but with leave to amended complaint. On July 31, Oasis filed an amended complaint against the Company and its Chief Executive Officer, Mike Ballardie, seeking damages in an amount to be proven at trial, interest and costs for breach of fiduciary duty and violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 28, 2024, the Company and Oasis settled this matter by entering into a settlement agreement pursuant to which the Company paid Oasis $225,000 in cash in exchange for a dismissal of the action by Oasis and a full release.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of April 30, 2024, our shares of common stock were quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “YYAI” (since April 15, 2024). On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. and a ticker symbol change from “SLBG” to “CNXA”. On June 15, 2022, the Company uplisted its shares of common stock to the Nasdaq Capital Market where its shares of common stock now trade. On April 15, 2024, the Company effected a symbol change from “CNXA” to “YYAI”.

Quarter Ended	High Bid	Low Bid
April 30, 2024	$45.20	$3.80
January 31, 2024	$18.80	$2.80
October 31, 2023	$214.40	$16.40
July 31, 2023	$130.40	$95.20

Quarter Ended	High Bid	Low Bid
April 30, 2023	$320.80	$108.00
January 31, 2023	$452.80	$ 128.8 0
October 31, 2022	$1,552.00	$168.80
July 31, 2022	$2,336.00	$616.00

Holders of Record

On April 30, 2024, there were 218 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Equity Compensation Plans

On November 11, 2020, the Board of Directors of the Company approved the Slinger Bag Inc. Global Share Incentive Plan (2020), or the 2020 Plan, which was approved by stockholders holding in the aggregate 999,375 shares of the Company’s common stock, or approximately 75.4% of the Company’s common stock outstanding on such date. The 2020 Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

The Company had reserved a total of 1,875 shares for issuance under awards to be made under the 2020 Plan, all of which may, but need not, be issued in connection with ISOs. On May 20, 2024, the Company issued 263 shares of common stock to Yonah Kalfa and warrants to purchase 263 shares of common stock with an exercise price of $0.02 and a term of 10 years to Mike Ballardie thereby depleting the 1,875 share reserve. On May 15, 2024, at the Company’s annual general meeting, the stockholders of the Company approved an amendment to make an additional 1,500,000 shares of the Common Stock available for the issuance of awards under the plan by a vote of 13,170,657 for, 49,045 against and 1,457 abstentions. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date one which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2020 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2020 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since May 1, 2024, the Company has issued an aggregate of 725,342 shares of its common stock consisting of:

On May 24, 2024, the Company issued 47,116 shares of common stock to Yonah Kalfa in satisfaction of deferred compensation obligations.

On May 24, 2024, the Company issued 150,000 shares of common stock to its directors as compensation for the service and for their extraordinary contributions to the Company and warrants to purchase 50,000 shares of common stock with an exercise price of $0.02 and a term of 10 years to Mike Ballardie as compensation for his service and for his extraordinary contribution to the Company.

On May 24, 2024, the Company issued 33,500 shares of common stock consisting of 16,750 shares of common stock to each of Juda Honickman and Mark Radom for their extraordinary contributions to the Company.

On June 27, 2024, the Company issued 511,214 shares of common stock upon the exercise of warrants.

On July 8, 2024, the Company issued 110,665 shares of common stock to satisfy DTC’s request for round-up shares as a result of the Company’s recent 1-20 reverse split.

On July 23, 2024, the Company issued 10 shares of common stock to a former shareholder of PlaySight in satisfaction of the Company’s obligation to issue shares of its common stock in exchange for its shares of PlaySight. This issuance was delayed until July 23, 2024 due to administrative issues.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 2,500 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 2,500 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 2,500 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

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

Effective February 25, 2020, the Company increased the number of authorized shares of common stock from 75,000,000 to 300,000,000 via a four-to-one forward split of its outstanding shares of common. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split. Effective June 27, 2024, the Company increased the number of authorized shares of common stock from 300,000,000 to 1,000,000,000.

On June 21, 2021, Slinger Bag Americas entered into a membership interest purchase agreement with Charles Ruddy to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”).

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface became a wholly owned subsidiary of the Company.

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

In April 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”. Connexa is now the holding company under which Slinger Bag and Gameface reside.

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

On November 27, 2022, the Company entered into a share purchase agreement (the “Agreement”) with PlaySight, Chen Shachar and Evgeni Khazanov (together, the “Buyer”) pursuant to which the Buyer purchased 100% of the issued and outstanding shares of PlaySight from the Company in exchange for (1) releasing the Company from all of PlaySight’s obligations towards its vendors, employees, tax authorities and any other (past, current and future) creditors of PlaySight; (2) waiver by the Buyer of 100% of the personal consideration owed to them under their employment agreements in the total amount of U.S. $600,000 (which would have been increased in December 2022 to U.S. $800,000); and (3) cash consideration of U.S. $2 million to be paid to the Company as follows:

(i)	a promissory note in the amount of U.S. $2 million issued and delivered to the Company (the “Promissory Note”).

(ii)	The maturity due date of the Promissory Note is December 31, 2023 subject to a one year extension in the discretion of the Buyer until December 31, 2024. The Buyer timely elected to extend the maturity date of the Promissory Note to December 31, 2024.

(iii)	The Promissory Note can be partially paid over the time, but in the event it is not paid in full by December 31, 2024, then the remaining amount due (i.e. U.S. $2 million less any amount paid), will be converted into ordinary shares of PlaySight (the “Deposited Shares”), which will be deposited with the escrow company of Altshuler Shaham Trust Ltd. (the “Escrow Agent”) for the benefit of the Company or, at the election of the Company, issued in the form of a stock certificate or recorded in some other market-standard format to be held by the Escrow Agent.

(iv)	The number of the Deposited Shares shall be determined according to the post-money valuation of the last investment round of the Company, and in the absence of such investment round, the total number of the Deposited Shares shall be $2 million divided by the Company’s valuation to be determined at that time by a third-party appraiser, to be nominated by both the Company and the Buyer (the “Appraiser”). The Company and the Buyer have agreed that the identity of the Appraiser shall be Murray Devine Valuation Advisers, to the extent their cost of the appraisal shall not be higher than the cost of other appraisers from the big 4 accounting firms (i.e. E&Y, KPMG, PWC and Deloitte). The Company and the Buyer have agreed to split the cost of the Appraiser.

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

On March 7, 2023, Slinger Bag entered into an exclusive distribution agreement for Padel Tennis with a company located in Valencia, Spain called with Desarrollo y Promocion de Padel S.L. This agreement is contracted to deliver approximately $15 million in revenue by the end of 2028.

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

As previously disclosed on the Current Report on Form 8-K furnished with the SEC on September 9, 2020, the Company entered into a service agreement dated September 7, 2020 (the “YK Employment Agreement”) with Yonah Kalfa, the Company’s chief innovation officer and member of the Company’s board of directors. Pursuant to Sections 2.1(a) and 2.1(b) of the YK Employment Agreement, the Company owes Mr. Kalfa $1,137 in salary (the “Salary Compensation”) through January 31, 2024 to Mr. Kalfa.

The Company was unable to pay Mr. Kalfa any of the compensation in cash and, given Mr. Kalfa’s extraordinary contribution to the Company, pursuant to Section 2.1(b) of the YK Employment Agreement, on January 20, 2024 the Company agreed to pay $1 million of the $1.137 million owed (with Mr. Kalfa waiving the right to receive the $137,000 balance) via an issuance of shares of Common Stock as memorialized by that certain Deferred Payment Conversion Agreement with Mr. Kalfa, dated January 20, 2024 (the “2024 Agreement”). The 2024 Agreement sets forth the price per share of the shares to be issued (267,380), the number of shares to be issued using that price ($3.74), and the amount due to Mr. Kalfa through January 31, 2024.

Due to administrative delays, the Company did not issue the shares in January. Rather, on March 15, 2024, the Company issued 220,265 shares of Common Stock. This is the amount of stock owed for a $1 million payment at a conversion price of $4.54, which was the closing price of the Common Stock on March 13, 2024 (and a higher price than the closing price on March 14, 2024).

No shareholder approval was required for the issuance of the 220,265 shares because it was less than 20% of the number of the Company’s outstanding shares of Common Stock as of March 14, 2024 and was issued at a price per share ($4.54) above the Minimum Price as defined under Nasdaq Listing Rule 5635(d).

The Company sought and obtained shareholder approval, pursuant to Nasdaq Listing Rule 5635(c), to issue the balance of 47,115 shares (267,380 minus 220,265) to Mr. Kalfa.

The Shares were issued on May 24, 2024 without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On January 20, 2024, the Company agreed to issue to Mike Ballardie, the Company’s chairman of the board and chief executive officer, warrants to purchase 317,514 shares of common stock (the “MB Warrants”) at an exercise price of $0.02 per share and with a term of 10-years as compensation for his extraordinary contribution to the company, in exchange for Mr. Ballardie’s waiver of his right to receive any bonus payments as described in clause 2.2 of his service agreement with Slinger Bag International (UK) Limited dated 1 November 2020 (the “Service Agreement”) to which he would otherwise be entitled to receive through January 31, 2024.

Acquisition and Recent Transactions

On March 18, 2024, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and a share exchange agreement (the “Share Exchange Agreement,” and together with the Share Purchase Agreement, the “Agreements”) to acquire a total of 70% of the issued and outstanding ordinary shares of Yuanyu Enterprise Management Co., Limited (“YYEM”), a Hong Kong company, from the sole shareholder of YYEM, Mr. Hongyu Zhou (the “Seller”), for a combined $56 million. The consummation of the transactions contemplated in the Agreements will result in a change in control of the Company as the shareholders of YYEM will become the owners 82.4% of the issued and outstanding shares of common stock of the Company (the “Common Stock”). As part of this transaction, as further described below under the heading of “The Separation Agreement”, the Company has agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established entity to be owned by Yonah Kalfa and Mike Ballardie.

The Acquisition Structure

Pursuant to the Share Purchase Agreement, the Company agreed to purchase, and the Seller agreed to sell, 2,000 ordinary shares of YYEM, representing 20% of the issued and outstanding ordinary shares of YYEM, for the purchase price of $16,500,000 (the “Share Purchase Consideration”), payable in cash (the “Share Purchase Transaction”). The Share Purchase Transaction closed on March 20, 2024.

Pursuant to the Share Exchange Agreement, the Company has agreed to purchase, and the Seller has agreed to sell, 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, for 8,127,572 newly issued shares of Common Stock to the Seller (the “Share Exchange Transaction,” and together with the Share Purchase Transaction, the “Transactions”). The shares are expected to represent 82.4% of the issued and outstanding shares of Common Stock as of the date of the closing of the Share Exchange Transaction (the “Share Exchange Consideration”).

The Exchange Shares will be issued without registration under the Securities Act, in reliance upon a safe harbor for offshore transactions or an exemption from registration for transactions not involving a public offering and, as such, will constitute “restricted securities” within the meaning of Rule 144 under the Securities Act. Under Rule 144, the Exchange Shares generally may not be offered or sold publicly unless they have been held for at least six months and subject to other conditions.

Separation Agreement

In connection with the Exchange Transaction, the Company has agreed that at or prior to the closing date of the Acquisition (the “Closing Date”), it will enter into a separation agreement to sell, transfer and assign all or substantially all of its legacy business, assets and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to a newly established entity (“NewCo”), and that after the Closing Date, NewCo will have the sole right to and obligations of the Legacy Business and will be liable to the Company for any losses arising from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). NewCo will be owned by Yonah Kalfa and Mike Ballardie.

On a pro forma basis, as of April 30, 2024, the Legacy Business’ assets were approximately $5.1 million (which represents the assets of the Company as of January 31, 2024, minus, on a pro forma basis, the $16.5 million used for the purchase of 20% ownership of YYEM in April 2024), and the liabilities of the Legacy Business were $12.0 million (which represents the liabilities of the Company as of April 30, 2024).

Financial Accommodations

As an inducement to the Company to complete the Transactions, the Agreements provide that aggregate payments of (a) $4,500,000 shall be made to the Company in cash by YYEM and (b) $500,000 shall be made to NewCo (as defined under the header “The Separation Agreement”) in cash by YYEM, as follows: (i) $800,000 payable within two (2) business days of the date of the Agreements; (ii) $1,200,000 payable within three (3) business days of the Company changing its ticker symbol from “CNXA” to “YYAI,” or such other symbol as the parties may agree; (iii) $2,000,000 payable at the Closing and (iv) $500,000 to be paid within 30 days from the Closing Date and paid to NewCo. Out of the $4,500,000, the Company paid $2,142,857 to certain companies for arranging the Transactions.

Management following the Acquisition

At or after the Closing, the board of directors of Connexa (the “Board”) shall comprise those individuals designated by YYEM Seller, and all current members of the Board shall resign with such resignation being effective on the later of the Closing or the appointment or election of the new directors.

Closing Conditions

The Share Exchange, as amended, provides that:

●	on or before the Closing Date, the Company shall obtain approval from holders of shares of Common Stock for the Share Exchange Transaction and other matters related to the Share Exchange Transaction. Such stockholder approval was received on May 15, 2024;
●	on or before the Closing Date, the Company shall obtain approval from Nasdaq for the Reverse Stock Split of the Common Stock at a ratio to be determined by the parties;
●	as a condition to Closing, from the date of the Exchange Agreement through the Closing Date, the existing shares of Common Stock shall have been continually listed on Nasdaq, and the Company shall have not received a determination from Nasdaq indicating that the Common Stock will be delisted from Nasdaq; and
●	the Company and YYEM shall cooperate to effectuate a reverse stock split, obtain approval from Nasdaq of a new listing application to be submitted to Nasdaq in connection with the Share Exchange Transaction, and provide such information as is necessary for the Company to obtain shareholder approval of the Share Exchange Transaction and other matters relating thereto. The shareholder approval was obtained on May 15, 2024, and a new listing application was submitted to Nasdaq in May 2024, which is currently under review by Nasdaq.

We cannot provide assurance as to when, or if, all of the closing conditions will be satisfied or waived by the relevant party. As of the date of this prospectus, we have no reason to believe that any of the conditions will not be satisfied.

Closing Deliverables

At the Closing, the Company shall deliver to YYEM Seller the following:

●	copies of all resolutions of the Board authorizing the execution, delivery, and performance of the Exchange Agreement and the other agreements, instruments, and documents required to be delivered in connection with the Exchange Agreement or at the Closing to which the Company is a party and the consummation of the transactions contemplated hereby and thereby;

●	the Exchange Shares;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfillment of the conditions under Section 6.01 and Section 6.03 of the Exchange Agreement that are relevant to the Company;

●	a duly executed bought and sold note, as applicable; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Seller to be delivered by the Company at or prior to the Closing pursuant to the Exchange Agreement.

At the Closing, YYEM Seller shall deliver to the Company the following:

●	payment of the Closing Cash Payment (as defined in the Exchange Agreement);

●	a good standing certificate (or its equivalent) for YYEM from the relevant governmental authority of Hong Kong, if applicable, and each other jurisdiction where YYEM is qualified, registered, or authorized to do business, if any;

●	if the YYEM shares are represented by certificates, such certificates duly endorsed for transfer by YYEM Seller, as applicable;

●	a counterpart to any consents required in connection with the transactions contemplated by the Exchange Agreement;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfillment of the conditions under Section 6.01 and Section 6.02 of the Exchange Agreement that are relevant to YYEM Seller;

●	a duly executed bought and sold note as may be required under the law of Hong Kong; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Buyer to be delivered by YYEM Seller and YYEM at or prior to the Closing pursuant to the Exchange Agreement.

Termination

The Exchange Agreement may be terminated by mutual written consent of the Company and the YYEM Seller at any time before the Closing or by either the Company or the YYEM Seller at any time before the Closing if the Share Exchange Transaction has not been consummated by the date that is 180 days from the date of the Exchange Agreement (the “Termination Date”) or if any party breaches the Exchange Agreement with respect to the closing conditions and such breaches cannot be cured by the Termination Date. If the Exchange Agreement is terminated by the Company unilaterally and of its own volition other than due to the aforementioned termination conditions, the Company shall be liable for a termination fee in the amount of three times the fees and costs incurred by the YYEM Seller in connection with the Share Exchange Transaction up to a maximum amount in the aggregate of $600,000, with certain exceptions, including, but not limited to lack of SEC or Nasdaq approval of the Share Exchange Transaction or lack of approval from holders of shares of Common Stock.

Reverse Stock Split

The Company’s Board and stockholders have approved the Proposed Reverse Stock Split of its Common Stock within a range of 1-for-10 to 1-for-100, with the Board having set the specific ratio at 1-20 and determined the date for the Proposed Reverse Stock Split to be effective to be June 27, 2024.

Meged Agreements

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

On September 19, 2023, the Company entered into an agreement with Meged (the “Second Meged Agreement”) pursuant to which the Company sold $423,000 in future receivables to Meged (the “Meged Second Receivable Amount”) in exchange for paying the then outstanding balance of $70,153 of the Meged Receivables Purchased Amount in full with the balance being retained by the Company in cash for general purposes. The Company agreed to pay Meged $15,107 each week until the Meged Second Receivable Amount was paid in full.

In order to secure payment and performance of the Company’s obligations to Meged under the Second Meged Agreement, the Company granted to Meged a security interest in all accounts receivable and all proceeds therefrom as such term is defined by Article 9 of the Uniform Commercial Code (UCC). The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

UFS Agreement

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount was paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in all accounts receivable and all proceeds therefrom as such term is defined by Article 9 of the Uniform Commercial Code (UCC). The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Special Meeting of Stockholders

On September 13, 2023 the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,274 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2023, and, (ii) 14,753 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00002 per share, (iii) 16,026 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $312 per share, (iv) 32,052 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $344 per share and (v) 22,625 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $1,768per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date.

On September 25, 2023, as a result of the shareholder approval obtained at the special meeting of stockholders on September 13, 2023 and the Reverse Stock Split, the aggregate number of Pre-Funded Warrants, 5-Year Warrants, 5.5-Year Warrants and 7-Year Warrants increased from 85,455 to 471,348 due to certain adjustments that were required to be made by the terms of the relevant warrants in the event of receipt of shareholder approval and the occurrence of the Reverse Stock Split.

Armistice Transactions from September 2023 to April 2024

From September 18, 2023 through April 30, 2024, the Company issued Armistice 9478,709 shares of Common Stock related to the exercise of the pre-funded warrants.

On October 11, 2023, the Company, the Lenders and the Agent (as defined in the LSA) entered into a loan and security modification agreement to allow for an additional loan of $1,000,000 pursuant to the loan and security modification agreement. In addition, on October 11, 2023, the Company agreed to issue warrants to purchase up to 8,460 shares of Common Stock at an exercise price of $138 per share (the “October Warrants”).

On December 6, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice with regard to certain of the Company’s existing warrants to purchase up to a total of 248,611 shares of Common Stock, consisting of: (i) 70,508 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $35.46 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 155,479 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $70.92 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 22,625 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warrants and the September 2022 Seven and a Half Year Warrants, the “2022 and 2023 Warrants”).

Pursuant to the Inducement Letter, Armistice agreed to exercise for cash the 2022 and 2023 Warrants to purchase an aggregate of 248,611 shares of Common Stock at a reduced exercise price of $5.88 per share in consideration of the Company’s agreement to issue common stock purchase warrants to purchase up to an aggregate of 497,221 shares of Common Stock (the “December Warrants”). The Company received aggregate gross proceeds of $1,461,827.68 from the exercise of the 2022 and 2023 Warrants by the Holder, before deducting offering expenses payable by it. The transaction closed on December 7, 2023.

The resale of the shares of the Common Stock underlying the 2022 and 2023 Warrants and 224,472 shares of Common Stock owned by Sapir LLC, a consultant engaged by the Company were registered pursuant to an existing registration statement on Form S-1 (File No. 333-275407), declared effective by the Securities and Exchange Commission (the “SEC”) on December 4, 2023.

As of February 21, 2024, the total amount owed pursuant to the Note was $3,197,335.65. Of this amount, the Company received gross proceeds of $3 million from the Lenders.

On February 21, 2024, the Company and the Lenders and the Agent entered into a Waiver, Warrant Amendment and Second Loan and Security Modification Agreement (the “Waiver, Amendment, and Modification Agreement”).

Pursuant to the Waiver, Amendment, and Modification Agreement, the Lenders and the Agent agreed to waive certain events of default with regard to certain covenants and obligations the Company had pursuant to (a) that certain registration rights agreement between the Company and the Lenders and the Agent entered into in September 2022, (b) the LSA (as modified), and (c) the Inducement Letter.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed to modify the Loan and Security Agreement such that the Note is now convertible into up to 499,584 shares of Common Stock based on the agreed to conversion price of $6.40. The Company believed that the $6.40 conversion price meets the definition of “Minimum Price” in Nasdaq Listing Rule 5635(d).

Pursuant to the Waiver, Amendment, and Modification Agreement, the Lenders and the Agent agreed to use their reasonable best efforts to voluntarily convert all amounts owed under the Note on or prior to the last trading day before the trading day on which the next meeting of the Company’s shareholders would take place.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed that following shareholder approval, which the Company obtained on May 15, 2024, the October Warrants and December Warrants have been amended to lower the exercise price of such warrants to $3.20 per share.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company agreed that Slinger Bag Americas Inc., a Delaware subsidiary of the Company (“Slinger”) would, within ten (10) business days of the six month anniversary of the effectiveness of the registration statement on Form S-1 registering the shares of Common Stock issuable pursuant to the conversion of the Note (the “Effectiveness Date”), pay in cash to the Lenders and the Agent the difference, if any, between (i) $6 million (the “Guaranteed Amount”) and (ii) the combined gross proceeds realized by the Lenders and the Agent from its sale of the shares of Common Stock issued pursuant to (a) conversions of the Note and (b) exercises of the October Warrants and December Warrants(the “Realized Amount”). Slinger is obligated to fund an escrow account with $2 million within ten (10) weeks of February 21, 2024. The Company and the Lenders and the Agent also agreed that if, due to a Force Majeure Event, the Lenders and the Agent had not fully converted the Note prior to the six-month anniversary of the Effectiveness Date, the Company would repurchase the Note and the October Warrants and December Warrants by paying in cash to the Lenders and the Agent the difference, if any, between the Guaranteed Amount and the Realized Amount.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed that once the Note was fully repaid (either via a combination of cash payments and conversions into shares of Common Stock or just via conversions into shares of Common Stock) all liens and security interests of the Lenders and the Agent in any and all of the property of the Company and the Guarantors (as defined in the Waiver, Amendment, and Modification Agreement) would be automatically released and terminated, including without limitation, any liens and security interests evidenced by Uniform Commercial Code financing statements.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company agreed to prepare and file a registration statement on Form S-1 registering the shares of Common Stock issuable pursuant to the conversion of the Note with the SEC within five (5) business days of February 21, 2024 and use commercially reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as practical thereafter and, in any event, within thirty (30) calendar days of February 21, 2024. A registration statement was filed and became effective on March 1, 2024 in compliance with this obligation.

On April 15, 2024, the Company acknowledged and agreed to the entrance into a warrant purchase agreement (the “Morgan WPA”) by Armistice and Morgan Capital LLC (“Morgan”) pursuant to which Armistice sold the October and December 2023 Warrants to Morgan for $2,500,000 in cash. Pursuant to the Morgan WPA, Armistice agreed that the obligation of Slinger Bag Americas to, within 10 Business Days of the six month anniversary of the Waiver, Amendment, and Modification Agreement, pay in cash to Armistice the difference, if any, between (i) $6 million and (ii) the combined gross proceeds to be realized by the Holder from its sale of the Company’s common stock issued pursuant to (a) conversions of the note (which as of the date hereof has been fully converted into shares of the Company’s common stock) and (b) exercises of the Warrants would be terminated and of no further effect and force. In addition, pursuant to the Morgan WPA, Armistice agreed that the obligation of Slinger Bag Americas to maintain an escrow account with its counsel in the amount of no less than $2,000,000 would be terminated and of no further effect and force. Armistice further agreed that any and all liens and security interests of Armistice in any and all of the property of the Company and the Guarantors (as such terms are defined in the Waiver, Amendment, and Modification Agreement) would be automatically released and terminated, including without limitation, any liens and security interests evidenced by Uniform Commercial Code financing statements.

Amendment to Bylaws

On October 12, 2023, the Board of Directors of the Company approved an amendment to the Bylaws of the Company to reduce the percentage of shares of stock, issued and outstanding and entitled to vote, to be present in person or represented by proxy in order to constitute a quorum for the transaction of any business from a majority to thirty-three and one third percent (33 1/3%).

Share Issuance to Sapir

On November 14, 2023, the Company issued 11,224 shares of Common Stock to Sapir LLC. Sapir LLC is controlled by Aitan Zacharin, an investor relations and financial structuring consultant to the Company who is a party to an amended and restated consulting agreement with the Company dated April 30, 2020 (the “AZ Consulting Agreement”). Pursuant to the AZ Consulting Agreement, the Company owed Mr. Zacharin $127,500 as consulting fee compensation through November 30, 2023 (the “Consulting Fee Compensation”). In addition, the Company granted Mr. Zacharin $127,500 as discretionary compensation (“Discretionary Compensation”) pursuant to Section 2.1(d) of the AZ Consulting Agreement. In consideration of the Consulting Fee Compensation and the Discretionary Compensation, the issuance of shares of Common Stock consisted of (i) 8,017 shares of Common Stock as payment of the Consulting Fee Compensation, and (ii) 3,207 shares of Common Stock as payment of the Discretionary Compensation.

Nasdaq Compliance

On January 30, 2024, the Company received a letter from the staff of the Nasdaq Stock Market confirming that following the receipt of a an investment of $16.5 million as disclosed in the Company’s current report filed on Form 8-K on January 24, 2024 (i) the Company has regained compliance with the minimum shareholder equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s (“Panel”) decision dated April 12, 2023, as amended, and (ii) in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds that the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

It is further reported that, in application of Listing Rule 5815(d)(4)(B), the Company is also subject to a mandatory panel monitor in respect of its periodic filing requirements in Listing Rule 5250(c)(1) (the “Periodic Filing Rule”) for a period of one year from October 11, 2023. If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Periodic Filing Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On December 12, 2023, the Company received a letter (the “Notice”) from the Staff informing the Company that because the closing bid price for the Common Stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement.

On 11 June , 2024 the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that (i) the Company did not regained compliance with the Rule within the prescribed time period and is not eligible for a second 180-day remediation period. Specifically, the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market under the Equity Standard and (ii) unless the Company requests an appeal by June 18, 2024, of this determination, Nasdaq has determined that the Company’s securities will be scheduled for delisting from Nasdaq and will be suspended at the opening of business on June 21, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market (the “Delisting Determination”).

The Company appealed of the Delisting Determination on June 18, 2024 by requesting a hearing before the Panel to stay the suspension of the Company’s securities. The hearing panel date was set for July 25, 2024. Through the subsequent filing of the Form 25-NSE with the SEC. On June 27, 2024, the Company effected a 1-20 reverse stock split, which brought its share price to $8.31, which, in turn, caused the Company to regain compliance with the Minimum Bid Price Requirement and on July 11, 2024, the company’s closing bid price was in excess of $1 for a continuous 10-day trading period. On July 18, 2024, the Company received Nasdaq confirmation that the hearing has been cancelled and the Delisting Determination has been withdrawn.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements.

On May 1, 2024, the Company received a letter from the Nasdaq indicating that, due to the Company’s failure, in violation of Listing Rules 5620(a) and 5810(c)(2)G), to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end of April 30, 2023, it no longer complies with the Nasdaq’s Listing Rules for continued listing. Under Nasdaq Rules, the Company has 45 calendar days from May 1, 2024 to submit a plan to regain compliance and if the Nasdaq accepts such plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year end, or until October 28, 2024, to regain compliance. On May 17, 2024, Nasdaq notified the Company that based on the Company’s current report on Form 8-K filed on May 17, 2024, the Company’s proxy distributed on May 2, 2024, and the annual meeting of the stockholders held on May 15, 2024, it has regained compliance with the Nasdaq Listing Rules for continued listing.

The January 2024 Offering

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock and (ii) the Pre-Funded Warrants to purchase an aggregate of 1,258,490 shares of Common Stock at a combined purchase price of $0.40 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and are exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares issued to the January 2024 Investors is 349,530 and the aggregate number of Pre-Funded Warrants is 3,775,470.

From April 2024 through May 2024, the Company acknowledged and agreed to the entrance into certain warrant purchase agreements (the “WPAs”) by the January 2024 Investors and 10 purchasers (the “Pre-Funded Warrants Purchasers”) pursuant to which the January 2024 Investors sold all of the 3,775,470 Pre-Funded Warrants to Pre-Funded Warrants Purchasers for an aggregate amount of $18,877,350 in cash.

Share Issuance to Smartsports

On January 23, 2024, the Company issued 10,000 shares of Common Stock to Smartsports LLC. Smartsports LLC is an investor relations consultant to the Company who is a party to a consulting agreement with the Company dated January 23, 2024 (the “Smartsports Consulting Agreement”). Pursuant to the Smartsports Consulting Agreement, the Company agreed to issue and deliver to Smartsports LLC 10,000 shares of Common Stock as a consulting fee for the provision of investor relations services (the “Consulting Fee Compensation”) and use its commercially reasonable efforts to prepare and file with the Securities Exchange Commission a registration statement covering the resale of all of the shares on Form S-1 as soon as is reasonably practicable.

Agile Capital LLC Agreement

On January 10, 2024, the Company entered into an agreement with Agile Capital Funding, LLC (the “Agile Jan Agreement”) pursuant to which the Company sold $1,460,000 in future receivables to Agile Capital Funding, LLC (the “Agile Jan Receivable Amount”) in exchange for $1,000,000 in cash. The Company agreed to pay Agile Capital Funding, LLC (“Agile”) $52,142.86 each week until the Agile Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Agile under the Agile Jan Agreement, the Company granted to Agile a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral. The proceeds from the sale of future receivables were used, in part, to pay the outstanding balance of the ACF Receivable Amount (as defined below).

Cedar Advance Agreement No.1

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

Unique Funding Solutions Agreement

On March 6, 2024, the Company entered into an agreement (the “UFS Agreement”) with Unique Funding Solutions (“UFS”) pursuant to which the Company sold $323,350 in future receivables to UFS (the “UFS Receivable Amount”) in exchange for $200,000 in cash. The Company agreed to pay UFS $9,798.49 each week until the UFS Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Advance Agreement No. 2

On April 3, 2024, the Company entered into an agreement with Cedar (the “Second Cedar Agreement”) pursuant to which the Company sold $438,000 in future receivables to Cedar (the “Second Cedar Receivable Amount”) in exchange for $285,000 in cash. The Company agreed to pay UFS $14,600 each week until the Second Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Second Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Advance Agreement No. 3

On April 22, 2024, the Company entered into an agreement with Cedar (the “Third Cedar Agreement”) pursuant to which the Company sold $481,800 in future receivables to Cedar (the “Third Cedar Receivable Amount”) in exchange for $310,200 in cash. The Company agreed to pay UFS $18,530.77 each week until the Third Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Third Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Operations

The Company operates in the sports equipment and technology business. The Company is the owner of the Slinger Launcher, which is comprised of a portable tennis ball launcher, a portable padel tennis ball launcher and a portable pickleball launcher and Gameface, providing AI technology and performance analytics.

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

Recent Events

On May 15, 2024, the Company held its 2024 annual general meeting of stockholders at which the following items were approved:

1.	The nominations of Mike Ballardie, Yonah Kalfa, Kirk Taylor, Stephen Crummey, and Rodney Rapson for election as directors at the Annual Meeting until the 2025 annual meeting of stockholders and until their respective successors are duly elected and qualified.
2.	The appointment of Olayinka Oyebola & Co. to continue as our independent registered public accounting firm for the fiscal year ended April 30, 2024.

3.	The approval of the issuance of shares of our common stock pursuant to that certain Share Exchange Agreement dated March 18, 2024 (the “Exchange Agreement”) among the Company, Mr. Hongyu Zhou (the “YYEM Seller”), and Yuanyu Enterprise Management Co., Limited (“YYEM”), in exchange for 50% of the issued and outstanding ordinary shares of YYEM. The Exchange Agreement is a part of a transaction between the Company, YYEM Seller, and YYEM, whereby the Company agreed to purchase a total of 70% of the issued and outstanding ordinary shares of YYEM by entering into a share purchase agreement (the “Purchase Agreement”) and the Exchange Agreement as described in the Company’s Schedule 14A filed on May 2, 2024. Upon the closing of the Acquisition, YYEM Seller will be issued the number of Exchange Shares equal to 82.4% of the Company’s issued and outstanding shares of common stock immediately following the closing of the Acquisition, and Connexa stockholders as of immediately prior to the closing of the Acquisition will retain the balance of approximately 17.6% of such outstanding shares.
4.	The amendment to the Company’s certificate of incorporation to increase the authorized shares of its common stock from 300,000,000 shares to 1,000,000,000 shares.
5.	The approval of an amendment to the Company’s certificate of incorporation to authorize a reverse stock split of its common stock within a range of 1-for-10 to 1-for-100, with the Board of Directors of the Company to set the specific ratio and determine the date for the Reverse Stock Split to be effective.
6.	The approval of the separation of the Company’s “Slinger Bag” business and products and the transactions contemplated by the separation agreement related to the transaction contemplated by the Exchange Agreement (the “Share Exchange Transaction”) Once the Share Exchange Transaction is closed, the current board of directors of the Company will resign and will appoint YYEM’s slate of directors to the board, which will effect of a change of control of the Company, and the current business of the Company, including its liabilities, will be spun off and sold to a company to be owned and controlled by Yonah Kalfa, the founder of the Slinger Bag business and an officer and director of the company, and Mike Ballardie, the Company’s current chief executive officer and director. The Company’s current shareholders will not have a participation in the Slinger Bag business from the date of the closing of the Share Exchange Transaction and onward.
7.	The approval of the amendment to the exercise price of the Warrants held by Morgan Capital LLC to $3.20 per share.
8.	The approval of the issuance of shares of Common Stock to certain investors party to the Company’s securities purchase agreements entered into in January 2024 when the Company received an investment of $16,500,000 in cash in exchange for the issuance and sale to each Investor of (i) 116,510 shares of the Company’s common stock (the “Common Stock Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,258,490 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”) at a combined purchase price of $4 per share of our common stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and became exercisable on May 15, 2024 allowing exercisability of the Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Common Stock Shares issued was 349,530 and the aggregate number of Pre-Funded Warrant Shares to be issued is 3,775,470.
9.	The approval of the issuance of 47,116 shares of Common Stock to Yonah Kalfa. As previously disclosed on the Current Report on Form 8-K furnished with the SEC on September 9, 2020, the Company entered into a service agreement dated September 7, 2020 (the “YK Employment Agreement”) with Yonah Kalfa, the Company’s chief innovation officer and a member of the Company’s Board. Pursuant to Sections 2.1(a) and 2.1(b) of the YK Employment Agreement, the Company owed Mr. Kalfa $1,137,000 in salary (the “Salary Compensation”) through January 31, 2024. The Company was unable to pay Mr. Kalfa any of the compensation in cash and, given Mr. Kalfa’s extraordinary contribution to the Company, pursuant to Section 2.1(b) of the YK Employment Agreement, the Company agreed to pay $1 million of the $1.137 million owed (with Mr. Kalfa waiving the right to receive the $137,000 balance) via an issuance of shares of Common Stock as memorialized by that certain Deferred Payment Conversion Agreement with Mr. Kalfa, dated January 20, 2024 (the “2024 Agreement”). The 2024 Agreement sets forth the price per share of the shares to be issued (267,380), the number of shares to be issued using that price ($3.74), and the amount due to Mr. Kalfa through January 31, 2024. Due to administrative delays, the Company did not issue the shares in January 2024. Rather, on March 15, 2024, the Company issued 220,265 shares of Common Stock. This is the amount of stock owed for a $1 million payment at a conversion price of $4.54, which was the closing price of the Common Stock on March 13, 2024 (and a higher price than the closing price on March 14, 2024).
10.	The approval of the issuance of 50,000 shares of Common Stock to each of Yonah Kalfa, Mike Ballardie and Kirk Taylor and 25,000 shares of common stock to each of Rodney Rapson and Steven Crummey, our directors, for their services and extraordinary contribution to the Company.

11.	The approval of the issuance of 16,750 shares of Common Stock to each of Juda Honickman, the Company’s chief marketing officer, and Mark Radom, the Company’s general counsel, for their services and extraordinary contribution to the Company.
12.	The approval of the amendment of the 2020 Slinger Bag Inc. Global Share Incentive Plan to make an additional 1,500,000 shares of the Common Stock available for the issuance of awards under the plan.

On June 27, 2024, the Company effected a 1-20 reverse stock split. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references to the outstanding stock have been retrospectively adjusted to reflect this reverse split.

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

Basis of Presentation

The consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Gameface for the years ended April 30, 2024 and 2023. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

Recently Adopted

The following are the results of our operations for the year ended April 30, 2024 as compared to April 30, 2023:

	For the Years Ended April 30,
	2024	2023	Change ($)	Change (%)

Net sales	$8,398,049	$9,922,799	$(1,524,750	-15%
Cost of sales	5,004,375	7,144,335	(2,139,960)	-30%
Gross profit	3,393,674	2,778,464	615,210	22%

Operating expenses:
Selling and marketing expenses	1,565,006	1,928,198	(363,192)	-19%
General and administrative expenses	8,271,823	22,743,877	(14,472,054)	-64%
Research and development costs	-	65,164	(65,164)	-100%
Total operating expenses	9,836,829	24,737,239	(14,900,410)	-60%

Loss from operations	(6,443,155)	(21,958,775)	15,515,620	-71%

Other expenses (income):
Amortization of debt discount	(1,067,806)	(4,095,030)	3,027,224	-74%
Loss on conversion of accounts payable to common stock	(289,980)	-	(289,908)	-%
		-
Gain on change in fair value of derivative liability	7,635,612	10,950,017	(3,314,405)	-30%
		-
Derivative Expense	(14,119,784)	(8,995,962)	(5,123,822)	57%
Interest expense - related party	-	(293,090)	(293,090)	-100%
Interest expense	(1,351,305)	(884,985)	(466,320)	53%
Total other (income) expense	(9,193,263)	(3,319,050)	(5,874,213)	177%
Net loss from Continuing Operations	$(15,636,418)	$(25,227,825)	$9,641,407	-38%

Net sales

Our net sales during the year ended April 30, 2024 were $8,398,049, compared to net sales of $9,922,799, in the same period to April 30, 2023, a reduction of 15%. Net sales consisted partially of shipped orders related to new orders placed and fulfilled to consumers via our online marketplace and to our international distributors. The significant decrease in our online consumer marketing of Slinger Bag, coupled with on-going delays in inventory production in Asia, resulting in a significant lack of availability in Q4, all combined to contribute to the significant decrease in sales as of April 30, 2024.

Cost of sales

Our cost of sales during the year ended April 30, 2024 were $5,004,257, compared to $7,144,335 for the period to April 30, 2023, a reduction of 30%. Cost of Sales represents the costs of units shipped during the period. This reduction in Cost of Sales is a result of the reduction in net sales coupled with efficiencies in both our incoming and outgoing product supply chains. This resulted in a gross profit of $3,393,674, or 41%. compared to a gross profit of $2,778,464, or 28% for the period to April 30, 2023. The 41% in gross profit margin can be attributed to a combination of a reduction in transportation costs from Asia as well as inland USA, compared to the same period in 2023, coupled with a small increase in average selling price of the Slinger Bag units.

Selling and marketing expenses

During the year ended April 30, 2024, we incurred selling and marketing expenses of $1,565,006 compared with $1,928,198 during the year ended April 30, 2023, a reduction of 19%. This decrease is largely driven by a decrease in social media advertising, sponsorships, and other investments in our market driven primarily by reduced sales and consumer demand stemming from our production delays and significant out of stock position.

General and administrative expenses

General and administrative expenses consist primarily of compensation, including share-based compensation, and other employee-related costs, as well as legal fees and fees for professional services. During the year ended April 30, 2024, we incurred general and administrative expenses of $8,721,823 compared with $22,743,877 during the year ended April 30, 2023, a reduction of 64%. The decrease in general and administrative expenses is largely due to a reduction in our share based compensation and reductions in all professional fees and amortization costs.

Research and development costs

During the year ended April 30, 2024, we incurred research and development costs of $0 compared with $65,164 during the year ended April 30, 2023. This decrease is mainly driven by our need to pause all development activity in the period due to limited cash flow being available for investment.

Other expenses

During the year ended April 30, 2024, we recorded a gain on change in fair value of derivatives of $7,635,612, compared to $10,950,017 during the year ended April 30, 2023. Excluding the gain from the change in the fair value of the derivative liabilities during the years ended April 30, 2024 and 2023, we had other expenses totaling $16,828,875 and $14,269,067, respectively. The increase in other expenses for the year ended April 30, 2024 as compared to April 30, 2023 was primarily due an increase in derivative expenses coupled with increases in amortization of debt discounts, losses incurred on conversion of accounts payable to common stock, and an increase in interest expense.

Discontinued Operations

Discontinued operations incorporates the impact of the divestments of both PlaySight and Gameface during the period to April 30, 2024. Total loss from discontinued operations was $0 during the year ended April 30, 2024 compared to $45,875,860 in the year ended April 30, 2023.

The loss from discontinued operations was $0 during the period to April 30,2024 compared to $4,461,968 in the period to April 30, 2023.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $167,387,028 as of April 30, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $167,387,028 as of April 30, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the years ended April 30, 2024 and 2023:

	For the Years Ended April 30,
	2024	2023
Cash flows used in operating activities	$(3,001,433)	$(6,365,389)
Cash flows used in investing activities	$(16,500,000)	$-
Cash flows provided by financing activities	$19,478,993	$5,821,187

We had cash and cash equivalents of $229,705 as of April 30, 2024, as compared to $202,095 as of April 30, 2023.

Net cash used in operating activities was $3,001,433 during the year ended April 30, 2024, compared with $6,365,389 during the year ended April 30, 2023. Our cash used in operating activities during the year ended April 30, 2024 was primarily the result of our net loss for the years which was partially offset by our non-cash expenses as well as net decreases in inventories, prepaid inventories, prepaid expenses, other current assets and accounts payable and accrued expenses, offset by net increases in accounts receivable, other current liabilities and accrued interest.

Net cash used in investing activities was $16,500,000 for the year ended April, 30 2024, compared with net cash used in investing activities of $0 for the for year ended April 30, 2023. Investing activities for the year ended April, 30 2024 related to the acquisition of a 20% stake in Yuanyu Enterprise Management.

Net cash provided by financing activities was $19,478,993 for the year ended April 30, 2024, compared with $5,821,178 for the year ended April 30, 2023. Cash provided by financing activities for the year ended April 30, 2024 consisted of proceeds of $17,961,828 from issuance of common stock, $3,728,000 from notes payable, offset by $785,509 in repayments of notes payable and $1,425,326 in repayments of notes payable to related parties.

Cash provided by financing activities for the year ended April 30, 2023 consisted of proceeds of $8,744,882 from issuance of common stock, $2,000,000 from notes payable and related party notes payable, offset by $546,158 in payment of notes to related parties and $4,377,537 in notes payable.

Merchant Cash Advances

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

Agile Agreement No.1

On November 16, 2023, the Company entered into an agreement with Agile Capital Funding, LLC (the “ACF Agreement”) pursuant to which the Company sold $693,500 in future receivables to Agile Capital Funding, LLC (the “ACF Receivable Amount”) in exchange for $450,000 in cash. The Company agreed to pay Agile Capital Funding, LLC (“ACF”) $28,895.83 each week until the ACF Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to ACF under the ACF Agreement, the Company granted to ACF a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Agile Agreement No. 2

On January 10, 2024, the Company entered into an agreement with ACF (the “Agile Jan Agreement”) pursuant to which the Company sold $1,460,000 in future receivables to ACF (the “Agile Jan Receivable Amount”) in exchange for $1,000,000 in cash. The Company agreed to pay ACF (“Agile”) $52,142.86 each week until the Agile Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Agile under the Agile Jan Agreement, the Company granted to ACF a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral. The proceeds from the sale of future receivables were used, in part, to pay the outstanding balance of the ACF Receivable Amount (as defined above).

Cedar Agreement No. 1

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

UFS Agreement

On March 6, 2024, the Company entered into an agreement with Unique Funding Solutions (the “UFS Agreement”) pursuant to which the Company sold $323,350 in future receivables to UFS (the “UFS Receivable Amount”) in exchange for $200,000 in cash. The Company agreed to pay UFS $9,798.49 each week until the UFS Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Agreement No. 2

On April 3, 2024, the Company entered into an agreement with Cedar (the “Second Cedar Agreement”) pursuant to which the Company sold $438,000 in future receivables to Cedar (the “Second Cedar Receivable Amount”) in exchange for $285,000 in cash. The Company agreed to pay UFS $14,600 each week until the Second Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Second Cedar Agreement, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Agreement No. 3

On April 22, 2024, the Company entered into an agreement with Cedar (the “Third Cedar Agreement”) pursuant to which the Company sold $481,800 in future receivables to Cedar (the “Third Cedar Receivable Amount”) in exchange for $310,200 in cash. The Company agreed to pay UFS $18,530.77 each week until the Third Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Third Cedar Agreement, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Description of Indebtedness

Loan and Security Agreement

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $176.80 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 90,498 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $4.42 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants was September 13, 2023, the date stockholder approval was received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 was made to the Company under the Note in February 2023. The Company’s obligations under the terms of the Loan and Security Agreement were fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

On October 11, 2023, Connexa Sports Technologies Inc. (the “Company”) entered into a loan and security modification agreement (the “Loan and Security Modification Agreement”) with a one or more institutional investors (the “Lenders”) and a certain institutional investor, as agent for the Lenders (the “Agent”) amending the terms of the Loan and Security Agreement dated January 6, 2023 (the “LSA”) by and among the Company, the Lenders and the Agent to make an additional loan of $1,000,000 and modify the terms of the LSA to reflect the New Loan.

In connection with the Loan and Security Modification Agreement, the Company agreed to issue to the investor warrants (the “Common Warrants”) to purchase up to 8,460 shares of Common Stock at an exercise price of $19 per share. The Common Warrants are exercisable six months after their issuance and will expire five and one-half years from their date of issuance. The Common Warrants and the shares of our Common Stock issuable upon the exercise of the Common Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The warrants to purchase 8,460 shares of Common Stock are referred to herein as the “October Warrants”.

As previously disclosed, on December 6, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain holder (the “Holder”) whereby the Holder agreed to exercise for cash warrants to purchase an aggregate of 248,611 shares of Common Stock at a reduced exercise price of $2.94 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “December Warrants” and, together with the October Warrants, the “Lender’s Warrants”) to purchase up to an aggregate of 497,221 shares of Common Stock at an exercise price of $5.88 per share (subject to adjustment).

As of February 21, 2024, the total amount owed pursuant to the Note was $3,197,335.65. Of this amount, the Company received gross proceeds of $3 million from the Lenders.

On February 21, 2024, the Company and the Lenders and the Agent entered into a Waiver, Warrant Amendment and Second Loan and Security Modification Agreement (the “Waiver, Amendment, and Modification Agreement”).

Pursuant to the Waiver, Amendment, and Modification Agreement, the Lenders and the Agent agreed to waive certain events of default with regard to certain covenants and obligations the Company had pursuant to (a) that certain registration rights agreement between the Company and the Lenders and the Agent entered into in September 2022, (b) the Loan and Security Agreement (as modified), and (c) the Inducement Letter.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed to modify the Loan and Security Agreement such that the Note became convertible into up to 499,584 shares of Common Stock based on the agreed to conversion price of $6.40. The Company believes that the $6.40 conversion price meets the definition of “Minimum Price” in Nasdaq Listing Rule 5635(d). On March 26, 2024, the Holder had fully converted the Note into shares of Common Stock and the Note was fully paid.

Notes Payable - Related Party

On January 14, 2022, the Company entered into two loan agreements with Yonah Kalfa and Naftali Kalfa, each for $1,000,000 (together, the “Loan Agreements”), pursuant to which we received a total amount of $2,000,000. The loans bear interest at a rate of 8% per annum, and we agreed to repay the loans in full by July 3, 2022, or such other date as may be accepted by the lenders. On June 27, 2022, the Company entered into amendments for the two related party loan agreements with the lenders in which the repayment date was extended to July 31, 2024.

There were $1,169,291and $1,953,842 in outstanding borrowings from the Company’s related parties for the years ended April 30, 2024 and 2023, respectively. Accrued interest due to related parties as of April 30, 2024 and 2023 amounted to $917,957 and $917,957, respectively.

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

INDEX TO AUDITED FINANCIAL STATEMENTS

CONNEXA SPORTS TECHNOLOGIES, INC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CONNEXA SPORTS TECHNOLOGIES INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Connexa Sports Technologies Inc (the ‘Company’) as of April 30, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years ended April 30, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended April 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(167,387,028), net loss of $(15,636,418) and decline in net sales. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The company recognize revenue for its performance obligations associated with its contract with customers at a point in time when the products are shipped. Significant judgment is exercised by the Company in determining the timing or pattern of delivery (i.e., timing of when revenue is recognized) for each performance obligation.

The related audit effort in evaluating management’s judgments in determining revenue recognition for customer agreements required a high degree of auditor judgment.

 Our principal audit procedures related to the Company’s revenue recognition for customer agreements included the following:

■	We gained an understanding of internal controls related to revenue recognition.
■	We evaluated management’s significant accounting policies for reasonableness.
■	We selected a sample of revenues recognized and performed the following procedures:

○	Obtained and read contract source documents for each selected transactions
○	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
○	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described further in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

■	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
■	We reviewed and evaluated management’s plans for dealing with adverse effects of these conditions and events.
■	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
■	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

July 24th, 2024

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

APRIL 30, 2024 AND 2023

	APRIL 30, 2024	APRIL 30, 2023
ASSETS

Current Assets:
Cash and cash equivalents	$229,705	$202,095
Investment, at cost	16,500,000	-
Accounts receivable, net	273,874	399,680
Inventories, net	1,609,196	3,189,766
Prepaid inventory	810,978	936,939
Prepaid expenses and other current assets	197,871	263,020

Total Current Assets	19,621,624	4,991,500

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	2,000,000
Fixed assets, net of depreciation	-	14,791
Intangible assets, net of amortization	1,000	101,281

Total Non-Current Assets	2,001,000	2,116,072

TOTAL ASSETS	$21,622,624	$7,107,572

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$4,704,596	$5,496,629
Accrued expenses	3,405,372	4,911,839
Accrued interest	-	25,387
Accrued interest - related party	917,957	917,957
Current portion of notes payable, net of discount	1,564,513	1,484,647
Current portion of notes payable - related parties	1,169,291	-
Derivative liabilities	5,433	10,489,606
Contingent consideration	-	418,455
Other current liabilities	255,648	22,971

Total Current Liabilities	12,022,810	23,767,491

Long-Term Liabilities:
Notes payable related parties, net of current portion	-	1,953,842

Total Long-Term Liabilities	-	1,953,842

Total Liabilities	12,022,810	25,721,333

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, par value, $0.001, 300,000,000 shares authorized, 1,828,541 and 16,929 shares issued and outstanding as of April 30, 2024 and April 30, 2023, respectively	1,828	17
Additional paid in capital	176,801,473	132,994,320
Accumulated deficit	(167,387,028)	(151,750,610)
Accumulated other comprehensive income	183,541	142,512

Total Stockholders’ Equity (Deficit)	9,599,814	(18,613,761)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,622,624	$7,107,572

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$)

YEARS ENDED APRIL 30, 2024 AND 2023

	APRIL 30, 2024	APRIL 30, 2023

NET SALES	$8,398,049	$9,922,799

COST OF SALES	5,004,375	7,144,335
		.
GROSS PROFIT	3,393,674	2,778,464

OPERATING EXPENSES
Selling and marketing expenses	1,565,006	1,928,198
General and administrative expenses	8,271,823	22,743,877
Research and development costs	-	65,164

Total Operating Expenses	9,836,829	24,737,239

OPERATING LOSS	(6,443,155)	(21,958,775)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	(1,067,806)	(4,095,030)
Loss on conversion of accounts payable to common stock	(289,980)	-
Change in fair value of derivative liability	7,635,612	10,950,017
Derivative expense	(14,119,784)	(8,995,962)
Interest expense	(1,351,305)	(884,985)
Interest expense - related party	-	(293,090)

Total Non-Operating Income (Expenses)	(9,193,263)	(3,319,050)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(15,636,418)	(25,277,825)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(4,461,968)
Loss on disposal of subsidiaries	-	(41,413,892)
LOSS FROM DISCONTINUED OPERATIONS	-	(45,875,860)

NET INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(15,636,418)	(71,153,685)

Provision for income taxes		-

NET INCOME (LOSS)	$(15,636,418)	$(71,153,685)

Other comprehensive income (loss)
Foreign currency translations adjustment	41,029	87,550
Comprehensive income (loss)	$(15,595,389)	$(71,066,135)

Net income (loss) per share - basic and diluted (see Note 3)
Continuing operations	$(32.44)	$(1,806.33)
Discontinued operations	$-	$(3,278.25)

Net loss per share - basic and diluted	$(32.44)	$(5,084.58)

Weighted average common shares outstanding - basic and diluted	482,005	13,994

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$)

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance - May 1, 2022	5,243	$5	$113,053,890	$54,962	$(80,596,925)	$32,511,932

Stock issued for:
Conversion of notes payable	5,487	5	14,046,295	-	-	14,046,300
Acquisition	3,537	4	915,541	-	-	915,545
Services	39	-	37,086	-	-	37,086
Cash	2,584	3	4,194,997	-	-	4,195,000
Cashless exercise of warrants	37	-	-	-	-	-
Fractional share issuance	2	-	-	-	-	-
Share-based compensation	-	-	746,511	-	-	746,511
Change in comprehensive income	-	-	-	87,550	-	87,550
Net loss for the year	-	-	-	-	(71,153,685)	(71,153,685)

Balance - April 30, 2023	16,929	$17	$132,994,320	$142,512	$(151,750,610)	$(18,613,761)

Balance - May 1, 2023	16,929	$17	$132,994,320	$142,512	$(151,750,610)	$(18,613,761)

Stock issued for:
Cash (including warrants)	598,140	598	17,961,230	-	-	17,961,828
Services	38,499	38	295,920	-	-	295,958
Accounts payable	223,639	224	559,755	-	-	559,979
Acquisition/Contingent Consideration	168	-	418,454	-	-	418,454
Cashless exercise of warrants	232,489	232	(232)	-	-	-
Satisfaction of profit guarantee on note payable	716,893	717	5,125,569	-	-	5,126,286
Fractional adjustment in reverse split	1,784	2	(2)	-	-	-
Reclassification of derivative liability upon amendment of agreement	-	-	17,258,959	-	-	17,258,959
Conversion of deferred compensation to warrants (equity)	-	-	2,187,500	-	-	2,187,500
Change in comprehensive income	-	-	-	41,029	-	41,029
Net loss for the period	-	-	-	-	(15,636,418)	(15,636,418)

Balance - April 30, 2024	1,828,541	$1,828	$176,801,473	$183,541	$(167,387,028)	$9,599,814

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$)

YEARS ENDED APRIL 30, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVITIES
Net (loss)	$(15,636,418)	$(71,153,685)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation, amortization and impairment expense	115,072	11,555,332
Change in fair value of derivative liability	(7,635,612)	(10,950,017)
Shares and warrants issued for services	295,958	37,086
Share-based compensation	-	746,511
Loss on disposal	-	41,413,892
Derivative expense	14,119,784	8,995,962
Non-cash transaction costs	-	454,823
Amortization of debt discounts	1,067,806	4,095,030
Settlement expense	1,928,948	-
Loss on settlement of accounts payable	289,980	-

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	127,448	(1,368,643)
Inventories	1,580,570	4,413,056
Prepaid inventory	125,961	(138,308)
Prepaid expenses and other current assets	100,047	430,193
Accounts payable and accrued expenses	(1,114,312)	(598,814)
Other current liabilities	1,461,386	1,072,836
Accrued interest	171,949	158,187
Accrued interest - related parties	-	9,201
Total adjustments	12,634,985	60,326,327

Net cash used in operating activities of continuing operations	(3,001,433)	(10,827,358)
Net cash provided by operating activities of discontinued operations	-	4,461,969
Net cash used in operating activities	(3,001,433)	(6,365,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment, at cost	(16,500,000)	-
Net cash used in investing activities of continuing operations	(16,500,000)	-
Net cash provided by operating activities of discontinued operations	-	-
Net cash used in investing activities	(16,500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants for cash	17,961,828	8,744,882
Proceeds from notes payable	3,728,000	2,000,000
Payments of notes payable - related parties	(785,509)	(546,158)
Payments of notes payable	(1,425,326)	(4,377,537)
Net cash provided by financing activities	19,478,993	5,821,187

Effect of exchange rate fluctuations on cash and cash equivalents	50,050	81,295

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	27,610	(462,907)

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	202,095	665,002

CASH AND RESTRICTED CASH - END OF PERIOD	$229,705	$202,095

CASH PAID DURING THE PERIOD FOR:
Interest expense	$706,942	$482,687

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of convertible notes payable and accrued interest to common stock	$-	$14,046,300
Shares issued for contingent consideration	$418,455	$915,545
Warrants granted for deferred compensation	$2,187,500	$-
Derivative liability recorded for shares and warrants issued in private placement	$-	$4,999,882
Note receivable issued in sale of PlaySight	$-	$2,000,000

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. In connection with the Stock Purchase Agreement, Slinger Bag Americas acquired 2,500 shares of common stock of Lazex for $332,239. On September 16, 2019, SBL transferred its ownership of Slinger Bag Americas to Lazex in exchange for the 2,500 shares of Lazex acquired on August 23, 2019. As a result of these transactions, Lazex owned 100% of Slinger Bag Americas and the sole shareholder of SBL owned 2,500 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

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

Effective February 25, 2020, the Company increased the number of authorized shares of common stock from 75,000,000 to 300,000,000 via a four-to-one forward split of its outstanding shares of common. All share and per share information contained in this report have been retroactively adjusted to reflect the impact of the stock split. Effective June 27, 2024, the Company increased the number of authorized shares of common stock from 300,000,000 to 1,000,000,000.

On June 21, 2021, Slinger Bag Americas entered into a membership interest purchase agreement with Charles Ruddy to acquire a 100% ownership stake in Foundation Sports Systems, LLC (“Foundation Sports”).

On February 2, 2022, the Company entered into a share purchase agreement with Flixsense Pty, Ltd. (“Gameface”). As a result of the share purchase agreement, Gameface became a wholly owned subsidiary of the Company.

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

In April 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol, “CNXA”. Connexa is now the holding company under which Slinger Bag and Gameface reside.

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

On November 27, 2022, the Company entered into a share purchase agreement (the “Agreement”) with PlaySight, Chen Shachar and Evgeni Khazanov (together, the “Buyer”) pursuant to which the Buyer purchased 100% of the issued and outstanding shares of PlaySight from the Company in exchange for (1) releasing the Company from all of PlaySight’s obligations towards its vendors, employees, tax authorities and any other (past, current and future) creditors of PlaySight; (2) waiver by the Buyer of 100% of the personal consideration owed to them under their employment agreements in the total amount of U.S. $600,000 (which would have been increased in December 2022 to U.S. $800,000); and (3) cash consideration of U.S. $2 million to be paid to the Company as follows:

(i)	a promissory note in the amount of U.S. $2 million issued and delivered to the Company (the “Promissory Note”).

(ii)	The maturity due date of the Promissory Note is December 31, 2023 subject to a one year extension in the discretion of the Buyer until December 31, 2024. The Buyer timely elected to extend the maturity date of the Promissory Note to December 31, 2024.

(iii)	The Promissory Note can be partially paid over the time, but in the event it is not paid in full by December 31, 2024, then the remaining amount due (i.e. U.S. $2 million less any amount paid), will be converted into ordinary shares of PlaySight (the “Deposited Shares”), which will be deposited with the escrow company of Altshuler Shaham Trust Ltd. (the “Escrow Agent”) for the benefit of the Company or, at the election of the Company, issued in the form of a stock certificate or recorded in some other market-standard format to be held by the Escrow Agent.

(iv)	The number of the Deposited Shares shall be determined according to the post-money valuation of the last investment round of the Company, and in the absence of such investment round, the total number of the Deposited Shares shall be $2 million divided by the Company’s valuation to be determined at that time by a third party appraiser, to be nominated by both the Company and the Buyer (the “Appraiser”). The Company and the Buyer have agreed that the identity of the Appraiser shall be Murray Devine Valuation Advisers, to the extent their cost of the appraisal shall not be higher than the cost of other appraisers from the big 4 accounting firms (i.e. E&Y, KPMG, PWC and Deloitte). The Company and the Buyer have agreed to split the cost of the Appraiser.

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

On March 7, 2023, Slinger Bag entered into an exclusive distribution agreement for Padel Tennis with a company located in Valencia, Spain called with Desarrollo y Promocion de Padel S.L. This agreement is contracted to deliver approximately $15 million in revenue by the end of 2028.

On September 13, 2023 the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,274 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2023, and, (ii) 14,753 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00002 per share, (iii) 16,026 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $312 per share, (iv) 32,052 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $344 per share and (v) 22,625 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $1,768per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date.

On September 25, 2023, as a result of the shareholder approval obtained at the special meeting of stockholders on September 13, 2023 and the Reverse Stock Split, the aggregate number of Pre-Funded Warrants, 5-Year Warrants, 5.5-Year Warrants and 7-Year Warrants increased from 85,455 to 471,348 due to certain adjustments that were required to be made by the terms of the relevant warrants in the event of receipt of shareholder approval and the occurrence of the Reverse Stock Split.

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

As previously disclosed on the Current Report on Form 8-K furnished with the SEC on September 9, 2020, the Company entered into a service agreement dated September 7, 2020 (the “YK Employment Agreement”) with Yonah Kalfa, the Company’s chief innovation officer and member of the Company’s board of directors. Pursuant to Sections 2.1(a) and 2.1(b) of the YK Employment Agreement, the Company owes Mr. Kalfa $1,137 in salary (the “Salary Compensation”) through January 31, 2024 to Mr. Kalfa.

The Company was unable to pay Mr. Kalfa any of the compensation in cash and, given Mr. Kalfa’s extraordinary contribution to the Company, pursuant to Section 2.1(b) of the YK Employment Agreement, on January 20, 2024 the Company agreed to pay $1 million of the $1.137 million owed (with Mr. Kalfa waiving the right to receive the $137,000 balance) via an issuance of shares of Common Stock as memorialized by that certain Deferred Payment Conversion Agreement with Mr. Kalfa, dated January 20, 2024 (the “2024 Agreement”). The 2024 Agreement sets forth the price per share of the shares to be issued (267,380), the number of shares to be issued using that price ($3.74), and the amount due to Mr. Kalfa through January 31, 2024.

Due to administrative delays, the Company did not issue the shares in January. Rather, on March 15, 2024, the Company issued 220,265 shares of Common Stock. This is the amount of stock owed for a $1 million payment at a conversion price of $4.54, which was the closing price of the Common Stock on March 13, 2024 (and a higher price than the closing price on March 14, 2024).

No shareholder approval was required for the issuance of the 220,265 shares because it was less than 20% of the number of the Company’s outstanding shares of Common Stock as of March 14, 2024 and was issued at a price per share ($4.54) above the Minimum Price as defined under Nasdaq Listing Rule 5635(d).

The Company sought and obtained shareholder approval, pursuant to Nasdaq Listing Rule 5635(c), to issue the balance of 47,115 shares (267,380 minus 220,265) to Mr. Kalfa.

The Shares were issued on May 24, 2024 without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

On January 20, 2024, the Company agreed to issue to Mike Ballardie, the Company’s chairman of the board and chief executive officer, warrants to purchase 317,514 shares of common stock (the “MB Warrants”) at an exercise price of $0.02 per share and with a term of 10-years as compensation for his extraordinary contribution to the company, in exchange for Mr. Ballardie’s waiver of his right to receive any bonus payments as described in clause 2.2 of his service agreement with Slinger Bag International (UK) Limited dated 1 November 2020 (the “Service Agreement”) to which he would otherwise be entitled to receive through January 31, 2024.

Acquisition and Recent Transactions

On March 18, 2024, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and a share exchange agreement (the “Share Exchange Agreement,” and together with the Share Purchase Agreement, the “Agreements”) to acquire a total of 70% of the issued and outstanding ordinary shares of Yuanyu Enterprise Management Co., Limited (“YYEM”), a Hong Kong company, from the sole shareholder of YYEM, Mr. Hongyu Zhou (the “Seller”), for a combined $56 million. The consummation of the transactions contemplated in the Agreements will result in a change in control of the Company as the shareholders of YYEM will become the owners 82.4% of the issued and outstanding shares of common stock of the Company (the “Common Stock”). As part of this transaction, as further described below under the heading of “The Separation Agreement”, the Company has agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established entity to be owned by Yonah Kalfa and Mike Ballardie.

The Acquisition Structure

Pursuant to the Share Purchase Agreement, the Company agreed to purchase, and the Seller agreed to sell, 2,000 ordinary shares of YYEM, representing 20% of the issued and outstanding ordinary shares of YYEM, for the purchase price of $16,500,000 (the “Share Purchase Consideration”), payable in cash (the “Share Purchase Transaction”). The Share Purchase Transaction closed on March 20, 2024.

Pursuant to the Share Exchange Agreement, the Company has agreed to purchase, and the Seller has agreed to sell, 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, for 8,127,572 newly issued shares of Common Stock to the Seller (the “Share Exchange Transaction,” and together with the Share Purchase Transaction, the “Transactions”). The shares are expected to represent 82.4% of the issued and outstanding shares of Common Stock as of the date of the closing of the Share Exchange Transaction (the “Share Exchange Consideration”).

The Exchange Shares will be issued without registration under the Securities Act, in reliance upon a safe harbor for offshore transactions or an exemption from registration for transactions not involving a public offering and, as such, will constitute “restricted securities” within the meaning of Rule 144 under the Securities Act. Under Rule 144, the Exchange Shares generally may not be offered or sold publicly unless they have been held for at least six months and subject to other conditions.

Separation Agreement

In connection with the Exchange Transaction, the Company has agreed that at or prior to the closing date of the Acquisition (the “Closing Date”), it will enter into a separation agreement to sell, transfer and assign all or substantially all of its legacy business, assets and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to a newly established entity (“NewCo”), and that after the Closing Date, NewCo will have the sole right to and obligations of the Legacy Business and will be liable to the Company for any losses arising from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). NewCo will be owned by Yonah Kalfa and Mike Ballardie.

On a pro forma basis, as of April 30, 2024, the Legacy Business’ assets were approximately $5.1 million (which represents the assets of the Company as of January 31, 2024, minus, on a pro forma basis, the $16.5 million used for the purchase of 20% ownership of YYEM in April 2024), and the liabilities of the Legacy Business were $12.0 million (which represents the liabilities of the Company as of April 30, 2024).

Financial Accommodations

As an inducement to the Company to complete the Transactions, the Agreements provide that aggregate payments of (a) $4,500,000 shall be made to the Company in cash by YYEM and (b) $500,000 shall be made to NewCo (as defined under the header “The Separation Agreement”) in cash by YYEM, as follows: (i) $800,000 payable within two (2) business days of the date of the Agreements; (ii) $1,200,000 payable within three (3) business days of the Company changing its ticker symbol from “CNXA” to “YYAI,” or such other symbol as the parties may agree; (iii) $2,000,000 payable at the Closing and (iv) $500,000 to be paid within 30 days from the Closing Date and paid to NewCo. Out of the $4,500,000, the Company paid $2,142,857 to certain companies for arranging the Transactions.

Management following the Acquisition

At or after the Closing, the board of directors of Connexa (the “Board”) shall comprise those individuals designated by YYEM Seller, and all current members of the Board shall resign with such resignation being effective on the later of the Closing or the appointment or election of the new directors.

Closing Conditions

The Share Exchange, as amended, provides that:

●	on or before the Closing Date, the Company shall obtain approval from holders of shares of Common Stock for the Share Exchange Transaction and other matters related to the Share Exchange Transaction. Such stockholder approval was received on May 15, 2024;
●	on or before the Closing Date, the Company shall obtain approval from Nasdaq for the Reverse Stock Split of the Common Stock at a ratio to be determined by the parties;
●	as a condition to Closing, from the date of the Exchange Agreement through the Closing Date, the existing shares of Common Stock shall have been continually listed on Nasdaq, and the Company shall have not received a determination from Nasdaq indicating that the Common Stock will be delisted from Nasdaq; and
●	the Company and YYEM shall cooperate to effectuate a reverse stock split, obtain approval from Nasdaq of a new listing application to be submitted to Nasdaq in connection with the Share Exchange Transaction, and provide such information as is necessary for the Company to obtain shareholder approval of the Share Exchange Transaction and other matters relating thereto. The shareholder approval was obtained on May 15, 2024, and a new listing application was submitted to Nasdaq in May 2024, which is currently under review by Nasdaq.

We cannot provide assurance as to when, or if, all of the closing conditions will be satisfied or waived by the relevant party. As of the date of this prospectus, we have no reason to believe that any of the conditions will not be satisfied.

Closing Deliverables

At the Closing, the Company shall deliver to YYEM Seller the following:

●	copies of all resolutions of the Board authorizing the execution, delivery, and performance of the Exchange Agreement and the other agreements, instruments, and documents required to be delivered in connection with the Exchange Agreement or at the Closing to which the Company is a party and the consummation of the transactions contemplated hereby and thereby;

●	the Exchange Shares;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfilment of the conditions under Section 6.01 and Section 6.03 of the Exchange Agreement that are relevant to the Company;

●	a duly executed bought and sold note, as applicable; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Seller to be delivered by the Company at or prior to the Closing pursuant to the Exchange Agreement.

At the Closing, YYEM Seller shall deliver to the Company the following:

●	payment of the Closing Cash Payment (as defined in the Exchange Agreement);

●	a good standing certificate (or its equivalent) for YYEM from the relevant governmental authority of Hong Kong, if applicable, and each other jurisdiction where YYEM is qualified, registered, or authorized to do business, if any;

●	if the YYEM shares are represented by certificates, such certificates duly endorsed for transfer by YYEM Seller, as applicable;

●	a counterpart to any consents required in connection with the transactions contemplated by the Exchange Agreement;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfilment of the conditions under Section 6.01 and Section 6.02 of the Exchange Agreement that are relevant to YYEM Seller;

●	a duly executed bought and sold note as may be required under the law of Hong Kong; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Buyer to be delivered by YYEM Seller and YYEM at or prior to the Closing pursuant to the Exchange Agreement.

Termination

The Exchange Agreement may be terminated by mutual written consent of the Company and the YYEM Seller at any time before the Closing or by either the Company or the YYEM Seller at any time before the Closing if the Share Exchange Transaction has not been consummated by the date that is 180 days from the date of the Exchange Agreement (the “Termination Date”) or if any party breaches the Exchange Agreement with respect to the closing conditions and such breaches cannot be cured by the Termination Date. If the Exchange Agreement is terminated by the Company unilaterally and of its own volition other than due to the aforementioned termination conditions, the Company shall be liable for a termination fee in the amount of three times the fees and costs incurred by the YYEM Seller in connection with the Share Exchange Transaction up to a maximum amount in the aggregate of $600,000, with certain exceptions, including, but not limited to lack of SEC or Nasdaq approval of the Share Exchange Transaction or lack of approval from holders of shares of Common Stock.

Reverse Stock Split

The Company’s Board and stockholders have approved the Proposed Reverse Stock Split of its Common Stock within a range of 1-for-10 to 1-for-100, with the Board having set the specific ratio at 1-20 and determined the date for the Proposed Reverse Stock Split to be effective to be June 27, 2024.

Meged Agreements

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

On September 19, 2023, the Company entered into an agreement with Meged (the “Second Meged Agreement”) pursuant to which the Company sold $423,000 in future receivables to Meged (the “Meged Second Receivable Amount”) in exchange for paying the then outstanding balance of $70,153 of the Meged Receivables Purchased Amount in full with the balance being retained by the Company in cash for general purposes. The Company agreed to pay Meged $15,107 each week until the Meged Second Receivable Amount was paid in full.

In order to secure payment and performance of the Company’s obligations to Meged under the Second Meged Agreement, the Company granted to Meged a security interest in all accounts receivable and all proceeds therefrom as such term is defined by Article 9 of the Uniform Commercial Code (UCC). The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

UFS Agreement

On August 7, 2023, the Company entered into an agreement with UFS (the “UFS Agreement”) pursuant to which the Company sold $797,500 in future receivables (the “UFS Second Receivables Purchased Amount”) to UFS in exchange for payment to the Company of $550,000 in cash less fees of $50,000. The Company agreed to pay UFS $30,000 each week until the UFS Second Receivables Purchased Amount was paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in all accounts receivable and all proceeds therefrom as such term is defined by Article 9 of the Uniform Commercial Code (UCC). The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Special Meeting of Stockholders

On September 13, 2023 the Company held a special meeting of stockholders in which the following items were approved: (i) the issuance of (i) 1,274 shares of the our common stock, par value $0.001 per share, that were issued on October 3, 2023, and, (ii) 14,753 shares of our common stock issuable upon exercise of Pre-Funded Warrants at an exercise price of $0.00002 per share, (iii) 16,026 shares of common stock issuable upon the exercise of 5-Year Warrants at an exercise price of $312 per share, (iv) 32,052 shares of common stock issuable upon the exercise of 7.5 Year Warrants at an exercise price of $344 per share and (v) 22,625 shares of our common stock issuable upon the exercise of 5.5 Year Warrants at an at an exercise price per share equal to $1,768per share to Armistice Capital Master Fund Ltd and (ii) a reverse stock split of our common stock within a range of one (1)-for-ten (10) to one (1)-for-forty (40) (“Reverse Stock Split”), with the Board of Directors of the Company to set the specific ratio and determine the date for the reverse split to be effective and any other action deemed necessary to effectuate the Reverse Stock Split, without further approval or authorization of stockholders, at any time within 12 months of the special meeting date.

On September 25, 2023, as a result of the shareholder approval obtained at the special meeting of stockholders on September 13, 2023 and the Reverse Stock Split, the aggregate number of Pre-Funded Warrants, 5-Year Warrants, 5.5-Year Warrants and 7-Year Warrants increased from 85,455 to 471,348 due to certain adjustments that were required to be made by the terms of the relevant warrants in the event of receipt of shareholder approval and the occurrence of the Reverse Stock Split.

Armistice Transactions from September 2023 to April 2024

From September 18, 2023 through April 30, 2024, the Company issued Armistice 473,935 shares of Common Stock related to the exercise of the pre-funded warrants.

On October 11, 2023, the Company, the Lenders and the Agent (as defined in the LSA) entered into a loan and security modification agreement to allow for an additional loan of $1,000,000 pursuant to the loan and security modification agreement. In addition, on October 11, 2023, the Company agreed to issue warrants to purchase up to 8,460 shares of Common Stock at an exercise price of $138 per share (the “October Warrants”).

On December 6, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice with regard to certain of the Company’s existing warrants to purchase up to a total of 248,611 shares of Common Stock, consisting of: (i) 70,508 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $35.46 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 155,479 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $70.92 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 22,625 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warrants and the September 2022 Seven and a Half Year Warrants, the “2022 and 2023 Warrants”).

Pursuant to the Inducement Letter, Armistice agreed to exercise for cash the 2022 and 2023 Warrants to purchase an aggregate of 248,611 shares of Common Stock at a reduced exercise price of $5.88 per share in consideration of the Company’s agreement to issue common stock purchase warrants to purchase up to an aggregate of 497,221 shares of Common Stock (the “December Warrants”). The Company received aggregate gross proceeds of $1,461,827.68 from the exercise of the 2022 and 2023 Warrants by the Holder, before deducting offering expenses payable by it. The transaction closed on December 7, 2023.

The resale of the shares of the Common Stock underlying the 2022 and 2023 Warrants and 224,472 shares of Common Stock owned by Sapir LLC, a consultant engaged by the Company were registered pursuant to an existing registration statement on Form S-1 (File No. 333-275407), declared effective by the Securities and Exchange Commission (the “SEC”) on December 4, 2023.

As of February 21, 2024, the total amount owed pursuant to the Note was $3,197,335.65. Of this amount, the Company received gross proceeds of $3 million from the Lenders.

On February 21, 2024, the Company and the Lenders and the Agent entered into a Waiver, Warrant Amendment and Second Loan and Security Modification Agreement (the “Waiver, Amendment, and Modification Agreement”).

Pursuant to the Waiver, Amendment, and Modification Agreement, the Lenders and the Agent agreed to waive certain events of default with regard to certain covenants and obligations the Company had pursuant to (a) that certain registration rights agreement between the Company and the Lenders and the Agent entered into in September 2022, (b) the LSA (as modified), and (c) the Inducement Letter.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed to modify the Loan and Security Agreement such that the Note is now convertible into up to 499,584 shares of Common Stock based on the agreed to conversion price of $6.40. The Company believed that the $6.40 conversion price meets the definition of “Minimum Price” in Nasdaq Listing Rule 5635(d).

Pursuant to the Waiver, Amendment, and Modification Agreement, the Lenders and the Agent agreed to use their reasonable best efforts to voluntarily convert all amounts owed under the Note on or prior to the last trading day before the trading day on which the next meeting of the Company’s shareholders would take place.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed that following shareholder approval, which the Company obtained on May 15, 2024, the October Warrants and December Warrants have been amended to lower the exercise price of such warrants to $3.20 per share.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company agreed that Slinger Bag Americas Inc., a Delaware subsidiary of the Company (“Slinger”) would, within ten (10) business days of the six month anniversary of the effectiveness of the registration statement on Form S-1 registering the shares of Common Stock issuable pursuant to the conversion of the Note (the “Effectiveness Date”), pay in cash to the Lenders and the Agent the difference, if any, between (i) $6 million (the “Guaranteed Amount”) and (ii) the combined gross proceeds realized by the Lenders and the Agent from its sale of the shares of Common Stock issued pursuant to (a) conversions of the Note and (b) exercises of the October Warrants and December Warrants(the “Realized Amount”). Slinger is obligated to fund an escrow account with $2 million within ten (10) weeks of February 21, 2024. The Company and the Lenders and the Agent also agreed that if, due to a Force Majeure Event, the Lenders and the Agent had not fully converted the Note prior to the six-month anniversary of the Effectiveness Date, the Company would repurchase the Note and the October Warrants and December Warrants by paying in cash to the Lenders and the Agent the difference, if any, between the Guaranteed Amount and the Realized Amount.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed that once the Note was fully repaid (either via a combination of cash payments and conversions into shares of Common Stock or just via conversions into shares of Common Stock) all liens and security interests of the Lenders and the Agent in any and all of the property of the Company and the Guarantors (as defined in the Waiver, Amendment, and Modification Agreement) would be automatically released and terminated, including without limitation, any liens and security interests evidenced by Uniform Commercial Code financing statements.

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company agreed to prepare and file a registration statement on Form S-1 registering the shares of Common Stock issuable pursuant to the conversion of the Note with the SEC within five (5) business days of February 21, 2024 and use commercially reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as practical thereafter and, in any event, within thirty (30) calendar days of February 21, 2024. A registration statement was filed and became effective on March 1, 2024 in compliance with this obligation.

On April 15, 2024, the Company acknowledged and agreed to the entrance into a warrant purchase agreement (the “Morgan WPA”) by Armistice and Morgan Capital LLC (“Morgan”) pursuant to which Armistice sold the October and December 2023 Warrants to Morgan for $2,500,000 in cash. Pursuant to the Morgan WPA, Armistice agreed that the obligation of Slinger Bag Americas to, within 10 Business Days of the six month anniversary of the Waiver, Amendment, and Modification Agreement, pay in cash to Armistice the difference, if any, between (i) $6 million and (ii) the combined gross proceeds to be realized by the Holder from its sale of the Company’s common stock issued pursuant to (a) conversions of the note (which as of the date hereof has been fully converted into shares of the Company’s common stock) and (b) exercises of the Warrants would be terminated and of no further effect and force. In addition, pursuant to the Morgan WPA, Armistice agreed that the obligation of Slinger Bag Americas to maintain an escrow account with its counsel in the amount of no less than $2,000,000 would be terminated and of no further effect and force. Armistice further agreed that any and all liens and security interests of Armistice in any and all of the property of the Company and the Guarantors (as such terms are defined in the Waiver, Amendment, and Modification Agreement) would be automatically released and terminated, including without limitation, any liens and security interests evidenced by Uniform Commercial Code financing statements.

Amendment to Bylaws

On October 12, 2023, the Board of Directors of the Company approved an amendment to the Bylaws of the Company to reduce the percentage of shares of stock, issued and outstanding and entitled to vote, to be present in person or represented by proxy in order to constitute a quorum for the transaction of any business from a majority to thirty-three and one third percent (33 1/3%).

Share Issuance to Sapir

On November 14, 2023, the Company issued 11,224 shares of Common Stock to Sapir LLC. Sapir LLC is controlled by Aitan Zacharin, an investor relations and financial structuring consultant to the Company who is a party to an amended and restated consulting agreement with the Company dated April 30, 2020 (the “AZ Consulting Agreement”). Pursuant to the AZ Consulting Agreement, the Company owed Mr. Zacharin $127,500 as consulting fee compensation through November 30, 2023 (the “Consulting Fee Compensation”). In addition, the Company granted Mr. Zacharin $127,500 as discretionary compensation (“Discretionary Compensation”) pursuant to Section 2.1(d) of the AZ Consulting Agreement. In consideration of the Consulting Fee Compensation and the Discretionary Compensation, the issuance of shares of Common Stock consisted of (i) 8,017 shares of Common Stock as payment of the Consulting Fee Compensation, and (ii) 3,207 shares of Common Stock as payment of the Discretionary Compensation.

Nasdaq Compliance

On January 30, 2024, the Company received a letter from the staff of the Nasdaq Stock Market confirming that following the receipt of a an investment of $16.5 million as disclosed in the Company’s current report filed on Form 8-K on January 24, 2024 (i) the Company has regained compliance with the minimum shareholder equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s (“Panel”) decision dated April 12, 2023, as amended, and (ii) in application of Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from the date of such letter. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds that the Company is no longer in compliance with the Equity Rule, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to such deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

It is further reported that, in application of Listing Rule 5815(d)(4)(B), the Company is also subject to a mandatory panel monitor in respect of its periodic filing requirements in Listing Rule 5250(c)(1) (the “Periodic Filing Rule”) for a period of one year from October 11, 2023. If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Periodic Filing Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On December 12, 2023, the Company received a letter (the “Notice”) from the Staff informing the Company that because the closing bid price for the Common Stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement.

On June 11, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that (i) the Company did not regained compliance with the Rule within the prescribed time period and is not eligible for a second 180-day remediation period. Specifically, the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market under the Equity Standard and (ii) unless the Company requests an appeal by June 18, 2024, of this determination, Nasdaq has determined that the Company’s securities will be scheduled for delisting from Nasdaq and will be suspended at the opening of business on June 21, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market (the “Delisting Determination”).

The Company appealed of the Delisting Determination on June 18, 2024 by requesting a hearing before the Panel to stay the suspension of the Company’s securities. The hearing panel date was set for July 25, 2024. Through the subsequent filing of the Form 25-NSE with the SEC. On June 27, 2024, the Company effected a 1-20 reverse stock split, which brought its share price to $8.31, which, in turn, caused the Company to regain compliance with the Minimum Bid Price Requirement and on July 11, 2024, the company’s closing bid price was in excess of $1 for a continuous 10-day trading period. On July 18, 2024, the Company received Nasdaq confirmation that the hearing has been cancelled and the Delisting Determination has been withdrawn.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements.

The January 2024 Offering

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock and (ii) the Pre-Funded Warrants to purchase an aggregate of 1,258,490 shares of Common Stock at a combined purchase price of $0.40 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and are exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares issued to the January 2024 Investors is 349,530 and the aggregate number of Pre-Funded Warrants is 3,775,470.

From April 2024 through May 2024, the Company acknowledged and agreed to the entrance into certain warrant purchase agreements (the “WPAs”) by the January 2024 Investors and 10 purchasers (the “Pre-Funded Warrants Purchasers”) pursuant to which the January 2024 Investors sold all of the 3,775,470 Pre-Funded Warrants to Pre-Funded Warrants Purchasers for an aggregate amount of $18,877,350 in cash.

Share Issuance to Smartsports

On January 23, 2024, the Company issued 10,000 shares of Common Stock to Smartsports LLC. Smartsports LLC is an investor relations consultant to the Company who is a party to a consulting agreement with the Company dated January 23, 2024 (the “Smartsports Consulting Agreement”). Pursuant to the Smartsports Consulting Agreement, the Company agreed to issue and deliver to Smartsports LLC 10,000 shares of Common Stock as a consulting fee for the provision of investor relations services (the “Consulting Fee Compensation”) and use its commercially reasonable efforts to prepare and file with the Securities Exchange Commission a registration statement covering the resale of all of the shares on Form S-1 as soon as is reasonably practicable.

Agile Capital LLC Agreement

On January 10, 2024, the Company entered into an agreement with Agile Capital Funding, LLC (the “Agile Jan Agreement”) pursuant to which the Company sold $1,460,000 in future receivables to Agile Capital Funding, LLC (the “Agile Jan Receivable Amount”) in exchange for $1,000,000 in cash. The Company agreed to pay Agile Capital Funding, LLC (“Agile”) $52,142.86 each week until the Agile Receivable Amount is paid in full. In order to secure payment and performance of the Company’s obligations to Agile under the Agile Jan Agreement, the Company granted to Agile a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral. The proceeds from the sale of future receivables were used, in part, to pay the outstanding balance of the ACF Receivable Amount (as defined below).

Cedar Advance Agreement No.1

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

Unique Funding Solutions Agreement

On March 6, 2024, the Company entered into an agreement (the “UFS Agreement”) with Unique Funding Solutions (“UFS”) pursuant to which the Company sold $323,350 in future receivables to UFS (the “UFS Receivable Amount”) in exchange for $200,000 in cash. The Company agreed to pay UFS $9,798.49 each week until the UFS Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Advance Agreement No. 2

On April 3, 2024, the Company entered into an agreement with Cedar (the “Second Cedar Agreement”) pursuant to which the Company sold $438,000 in future receivables to Cedar (the “Second Cedar Receivable Amount”) in exchange for $285,000 in cash. The Company agreed to pay UFS $14,600 each week until the Second Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Second Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Advance Agreement No. 3

On April 22, 2024, the Company entered into an agreement with Cedar (the “Third Cedar Agreement”) pursuant to which the Company sold $481,800 in future receivables to Cedar (the “Third Cedar Receivable Amount”) in exchange for $310,200 in cash. The Company agreed to pay UFS $18,530.77 each week until the Third Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Third Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Operations

The Company operates in the sports equipment and technology business. The Company is the owner of the Slinger Launcher, which is comprised of a portable tennis ball launcher, a portable padel tennis ball launcher and a portable pickleball launcher and Gameface, providing AI technology and performance analytics.

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

Recent Events

On May 15, 2024, the Company held its 2024 annual general meeting of stockholders at which the following items were approved:

1.	The nominations of Mike Ballardie, Yonah Kalfa, Kirk Taylor, Stephen Crummey, and Rodney Rapson for election as directors at the Annual Meeting until the 2025 annual meeting of stockholders and until their respective successors are duly elected and qualified.
2.	The appointment of Olayinka Oyebola & Co. to continue as our independent registered public accounting firm for the fiscal year ended April 30, 2024.
3.	The approval of the issuance of shares of our common stock pursuant to that certain Share Exchange Agreement dated March 18, 2024 (the “Exchange Agreement”) among the Company, Mr. Hongyu Zhou (the “YYEM Seller”), and Yuanyu Enterprise Management Co., Limited (“YYEM”), in exchange for 50% of the issued and outstanding ordinary shares of YYEM. The Exchange Agreement is a part of a transaction between the Company, YYEM Seller, and YYEM, whereby the Company agreed to purchase a total of 70% of the issued and outstanding ordinary shares of YYEM by entering into a share purchase agreement (the “Purchase Agreement”) and the Exchange Agreement as described in the Company’s Schedule 14A filed on May 2, 2024. Upon the closing of the Acquisition, YYEM Seller will be issued the number of Exchange Shares equal to 82.4% of the Company’s issued and outstanding shares of common stock immediately following the closing of the Acquisition, and Connexa stockholders as of immediately prior to the closing of the Acquisition will retain the balance of approximately 17.6% of such outstanding shares.
4.	The amendment to the Company’s certificate of incorporation to increase the authorized shares of its common stock from 300,000,000 shares to 1,000,000,000 shares.
5.	The approval of an amendment to the Company’s certificate of incorporation to authorize a reverse stock split of its common stock within a range of 1-for-10 to 1-for-100, with the Board of Directors of the Company to set the specific ratio and determine the date for the Reverse Stock Split to be effective.
6.	The approval of the separation of the Company’s “Slinger Bag” business and products and the transactions contemplated by the separation agreement related to the transaction contemplated by the Exchange Agreement (the “Share Exchange Transaction”) Once the Share Exchange Transaction is closed, the current board of directors of the Company will resign and will appoint YYEM’s slate of directors to the board, which will effect of a change of control of the Company, and the current business of the Company, including its liabilities, will be spun off and sold to a company to be owned and controlled by Yonah Kalfa, the founder of the Slinger Bag business and an officer and director of the company, and Mike Ballardie, the Company’s current chief executive officer and director. The Company’s current shareholders will not have a participation in the Slinger Bag business from the date of the closing of the Share Exchange Transaction and onward.
7.	The approval of the amendment to the exercise price of the Warrants held by Morgan Capital LLC to $3.20 per share.
8.	The approval of the issuance of shares of Common Stock to certain investors party to the Company’s securities purchase agreements entered into in January 2024 when the Company received an investment of $16,500,000 in cash in exchange for the issuance and sale to each Investor of (i) 116,510 shares of the Company’s common stock (the “Common Stock Shares”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,258,490 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”) at a combined purchase price of $4 per share of our common stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and became exercisable on May 15, 2024 allowing exercisability of the Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Common Stock Shares issued was 349,530 and the aggregate number of Pre-Funded Warrant Shares to be issued is 3,775,470.

9.	The approval of the issuance of 47,116 shares of Common Stock to Yonah Kalfa. As previously disclosed on the Current Report on Form 8-K furnished with the SEC on September 9, 2020, the Company entered into a service agreement dated September 7, 2020 (the “YK Employment Agreement”) with Yonah Kalfa, the Company’s chief innovation officer and a member of the Company’s Board. Pursuant to Sections 2.1(a) and 2.1(b) of the YK Employment Agreement, the Company owed Mr. Kalfa $1,137,000 in salary (the “Salary Compensation”) through January 31, 2024. The Company was unable to pay Mr. Kalfa any of the compensation in cash and, given Mr. Kalfa’s extraordinary contribution to the Company, pursuant to Section 2.1(b) of the YK Employment Agreement, the Company agreed to pay $1 million of the $1.137 million owed (with Mr. Kalfa waiving the right to receive the $137,000 balance) via an issuance of shares of Common Stock as memorialized by that certain Deferred Payment Conversion Agreement with Mr. Kalfa, dated January 20, 2024 (the “2024 Agreement”). The 2024 Agreement sets forth the price per share of the shares to be issued (267,380), the number of shares to be issued using that price ($3.74), and the amount due to Mr. Kalfa through January 31, 2024. Due to administrative delays, the Company did not issue the shares in January 2024. Rather, on March 15, 2024, the Company issued 220,265 shares of Common Stock. This is the amount of stock owed for a $1 million payment at a conversion price of $4.54, which was the closing price of the Common Stock on March 13, 2024 (and a higher price than the closing price on March 14, 2024).
10.	The approval of the issuance of 50,000 shares of Common Stock to each of Yonah Kalfa, Mike Ballardie and Kirk Taylor and 25,000 shares of common stock to each of Rodney Rapson and Steven Crummey, our directors, for their services and extraordinary contribution to the Company.
11.	The approval of the issuance of 16,750 shares of Common Stock to each of Juda Honickman, the Company’s chief marketing officer, and Mark Radom, the Company’s general counsel, for their services and extraordinary contribution to the Company.
12.	The approval of the amendment of the 2020 Slinger Bag Inc. Global Share Incentive Plan to make an additional 1,500,000 shares of the Common Stock available for the issuance of awards under the plan.

On June 27, 2024, the Company effected a 1-20 reverse stock split. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references to the outstanding stock and per share amounts have been retrospectively adjusted to reflect this reverse split.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the years ended April 30, 2024, and 2023. The operations of Foundation Sports and PlaySight are included as discontinued operations in our statements of operations as these entities were sold in November 2022 and December 2022 as disclosed in Note 16.

Impact of Russian and Ukrainian Conflict and Israel-Hamas War

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. We are closely monitoring the unfolding events due to the Russia-Ukraine conflict and its regional and global ramifications. We have one distributor in Russia, which is not material to our overall financial results. We do not have operations in Ukraine or Belarus.

In October 2023, Hamas attacked Israel and has been engaged in warfare with Israel to-date.

We are monitoring any broader economic impact from these conflicts. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. However, to the extent that such military action spreads to other countries, intensifies, or otherwise remains active, such action could have a material adverse effect on our financial condition, results of operations, and cash flows.

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $167,387,028 as of April 30, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. The Company has begun reducing operating expenses and cash outflows by selling PlaySight, as well as selling 75% of Foundation Sports in November and December 2022, respectively to the former shareholders of those companies. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. We have recorded the 25% investment in Foundation Sports at $0. We have recorded our 20% ownership stake in YYEM at $16,500,000.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $40,000 and $209,690 in allowance for doubtful accounts for the years ended April 30, 2024 and 2023.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of April 30, 2024 and April 30, 2023 consisted of the following:

	April 30, 2024	April 30, 2023
Finished Goods	$995,533	$1,509,985
Component/Replacement Parts	770,737	1,712,553
Capitalized Duty/Freight	26,171	517,228
Inventory Reserve	(183,245)	(550,000)
Total	$1,609,196	$3,189,766

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments and accounts payable. The carrying amount of these financial instruments approximates fair value due to their short-term maturity.

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of April 30, 2024 and 2023 was $0 and $418,455, respectively.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The investment, at cost of $16,500,000 and $0 as of April 30, 2024 and 2023 have been classified using level 3 inputs.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the year ended April 30, 2024:

Note derivative is related to	April 30, 2024 balance	(Gain) loss for the year ended April 30, 2024
8/6/21 warrants	$4,898	$(97,026)
6/17/22 underwriter warrants	535	(5,996)
9/30/22 warrants issued with common stock	-	(16,484,486)
1/6/2023 warrants issued with note payable	-	(2,720,053)
10/11/2023 warrants issued with note payable	-	(46,909)
12/7/2023 warrants issued with note payable	-	11,718,858
Total	$5,433	$(7,635,612)

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the year ended April 30, 2023:

Note derivative is related to	April 30, 2023 ending balance	(Gain) loss for the year ended April 30, 2023
4/11/21 profit guaranty	$1,456,854	$395,304
8/6/21 convertible notes	101,924	(2,611,410)
6/17/22 underwriter warrants	6,531	(57,951)
Other derivative liabilities eliminated in uplist	-	(1,604,413)
9/30/22 warrants issued with common stock	6,109,559	(6,170,728)
1/6/2023 warrants issued with note payable	2,814,738	(900,819)
Total	$10,489,606	$(10,950,017)

The Company also recognized derivative expense of $14,119,784 and 8,995,962 at inception on the issuance dates of the derivative instruments for the years ended April 30, 2024 and 2023, respectively.. The Black-Scholes option pricing model assumptions for the derivative liabilities during the years ended April 30, 2024 and 2023 consisted of the following:

	Year Ended April 30, 2024	Year Ended April 30, 2023
Expected life in years	2.5 -10 years	3.25-10 years
Stock price volatility	150%	50 - 150%
Risk free interest rate	4.08-5.37%	2.90%-4.34%
Expected dividends	0%	0%

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. There was impairment of long-lived assets identified during the year ended April 30, 2024 and 2023 in our continuing operations. Refer to Note 6 for more information.

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

The warrants granted during the years ended April 30, 2024 and 2023 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Year Ended April 30, 2024	Year Ended April 30, 2023
Expected life in years	5-10 years	5 – 10 years
Stock price volatility	150%	50% - 150%
Risk free interest rate	4.59%	2.50% - 4.68%
Expected dividends	0%	0%

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of April 30, 2024, the Company had two customers that accounted for 100%, compared to two customers accounting for 47% of the Company’s trade receivables balance as of April 30, 2023.

Accounts Payable Concentration

As of April 30, 2024 and 2023, the Company had four significant suppliers that accounted for 63% and 59% of the Company’s trade payables balances, respectively.

Note 5: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	April 30, 2024
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	$360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	—
Internally developed software	4.91	580,000	79,608	500,392	—
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

	Weighted
	Average Period	April 30, 2023
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	260,270	$101,281
Customer relationships	9.92	3,930,000	50,038	3,879,962	—
Internally developed software	4.91	580,000	79,608	500,392	—
Total intangible assets		$4,895,582	$153,677	$4,640,624	$101,281

Amortization expense for the years ended April 30, 2024 and 2023 was approximately $1,000 and $101,281, respectively. The Company impaired $100,281 for the year ended April 30, 2024. The remaining $1,000 is a nominal value related to the Company’s patents. This amount is not expected to be amortized any further.

Note 6: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	April 30, 2024	April 30, 2023
Accrued payroll	$1,304,363	$1,535,186
Accrued bonus	1,022,751	1,720,606
Accrued professional fees	37,212	490,424
Other accrued expenses	1,041,046	1,165,623
Total	$3,405,372	$4,911,839

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

There was $1,169,291 and $1,953,842 in outstanding borrowings from related parties as of April 30, 2024 and 2023. Interest expense related to the related parties for the years ended April 30, 2024 and 2023 amounted to $0 and $293,090, respectively. Accrued interest due to related parties as of April 30, 2024 and 2023 amounted to $917,957 and $917,957, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

As of April 30, 2024, all outstanding convertible notes payable had been fully converted into outstanding common shares. On June 17, 2022, the Company issued 109,737 shares of common stock in conversion of the $13,200,000 in convertible notes payable and $846,301 in accrued interest. In addition, the remaining $122,222 of unamortized discount on the convertible notes payable was amortized and included in our consolidated statements of operations for the fiscal year end April 30, 2023.

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

The fair value of the derivative liability was $1,456,854 as of April 30, 2023.

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

On February 15, 2022, for and in consideration of $4,000,000 the Company conveyed, sold, transferred, set over, assigned and delivered to Slinger Bag Consignment, LLC, a Virginia limited liability company (“Consignor”), all of the Company’s right, title and interest in and to 13,000 units of certain surplus inventory, including all components, parts, additions and accessions thereto (collectively, the “Consigned Goods”). The Company has repaid this in full as of April 30, 2024.

On April 1, 2022, the Company entered into a $500,000 note payable. The note was to mature on July 1, 2022 and bears interest at eight percent (8%) per year. The Company pays interest monthly and will pay all accrued and unpaid interest on the maturity date in which the outstanding principal is due. On August 1, 2022, the Company repaid the $500,000.

Cash Advance Agreements

UFS Agreements

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

On March 6, 2024, the Company entered into an agreement (the “UFS Agreement”) with Unique Funding Solutions (“UFS”) pursuant to which the Company sold $323,350 in future receivables to UFS (the “UFS Receivable Amount”) in exchange for $200,000 in cash. The Company agreed to pay UFS $9,798.49 each week until the UFS Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement, the Company granted to UFS a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Cedar Agreements

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

On April 3, 2024, the Company entered into an agreement with Cedar (the “Second Cedar Agreement”) pursuant to which the Company sold $438,000 in future receivables to Cedar (the “Second Cedar Receivable Amount”) in exchange for $285,000 in cash. The Company agreed to pay UFS $14,600 each week until the Second Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Second Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

On April 22, 2024, the Company entered into an agreement with Cedar (the “Third Cedar Agreement”) pursuant to which the Company sold $481,800 in future receivables to Cedar (the “Third Cedar Receivable Amount”) in exchange for $310,200 in cash. The Company agreed to pay UFS $18,530.77 each week until the Third Cedar Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to Cedar under the Third Cedar Agreement, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

Meged Agreements

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

Agile Capital Funding Agreements

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

The Company has outstanding notes payable of $1,169,291 and $1,953,842 and accrued interest of $917,957 and $917,957 due to a related party as of April 30, 2024 and April 30, 2023, respectively (see Note 7).

The Company recognized net sales of $177,219 and $164,661 during the years ended April 30, 2024 and 2023, respectively, to related parties. As of April 30, 2024 and 2023, related parties had accounts receivable due to the Company of $17,720 and $28,800, respectively.

Note 11: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company had 300,000,000 shares authorized as at April 30, 2024 and, as at the date hereof, has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share. As of April 30, 2024 and April 30, 2023, the Company had 1,828,541 and 16,929 shares of common stock issued and outstanding, respectively.

Equity Transactions During the Year Ended April 30, 2024

The Company issued an aggregate of 1,811,612 shares of its common stock consisting of the following:

For the period May 1, 2023 through July 31, 2023, the Company issued 9,486 shares of common stock to ambassadors under their agreements (10), to vendors in settlement of accounts payable (3,375), for settlement with former owners of FSS (168), for the exercise of warrants (1,350) and to satisfy the profit guarantee on a note (4,819).

For the period August 1, 2023 through October 31, 2023, the Company issued 192,226 shares of common stock for services rendered (686), for settlement with former owners of Gameface and the remaining contingent consideration (99), for the exercise of warrants (185,408) and to satisfy the profit guarantee on a note (4,250). In addition, we issued 1,785 to satisfy our requirement under the 1 for 40 reverse split that occurred in this time period.

For the period November 1, 2023 through January 31, 2024, the Company issued 909,983 shares of common stock in exercises of warrants and in a securities purchase agreement with three investors (598,141), shares owed to shareholders of previously purchased companies (3), settlements (128,375), services rendered (37,804), and cashless exercises of warrants (2,145,661).

For the period February 1, 2024 through April 30, 2024, the Company issued 799,919 shares of common stock in cashless exercises of warrants (71), settlements (579,584) and for conversion of deferred compensation/services (220,265).

Equity Transactions During the Year Ended April 30, 2023

The Company issued an aggregate of 11,686 shares of its common stock consisting of the following:

On June 15, 2022, the Company issued 5,485 shares of common stock to the Convertible Noteholders upon conversion of convertible notes.

On June 15, 2022, the Company issued 1,311 shares to investors who participated in the Company’s Nasdaq uplist round.

On June 27, 2022, the Company issued 32 shares of common stock to Gabriel Goldman for consulting services performed in the first quarter of calendar 2022. Gabriel Goldman became a director of the Company on June 15, 2022.

On June 27, 2022, the Company issued 748 shares of common stock to the former Gameface shareholders in connection with the purchase of Gameface.

On August 25, 2022, the Company issued 1,500 shares of common stock to Midcity Capital Ltd (“Midcity”) pursuant to a cashless conversion of warrants Midcity received from its warrant agreement with the Company dated March 2020.

On September 28, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor (the “Investor”) for the issuance and sale of (i) 1,274 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 14,753 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $312 per share of the common stock and associated common stock warrant and $311.92 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.008 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 16,026 shares of common stock at an exercise price of $312 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and common stock warrants to purchase 32,052 shares of common stock at an exercise price of $344 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants will be exercisable beginning on the date stockholder approval is received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules. Net proceeds to the Company were $4,549,882.

On October 12, 2022, the Company issued 2,405 shares of common stock, on November 21, 2022 issued 34 shares of common stock and January 26, 2023 issued 350 shares of common stock in connection with the acquisition of PlaySight.

On January 26, 2023, the Company issued 8 shares of common stock for services rendered to their ambassadors.

There were 2 shares issued in a fractional share issuance.

The Company granted the following warrants for the year ended April 30, 2024:

The Company granted 2,500 warrants to a consultant for services valued at $50,873.

The Company granted an investor an additional 38,590 warrants as a result of our reset provisions in the warrant agreements dated September 28, 2022. The Company recognized an $11,398,589 charge to derivative expense as a result of this issuance.

The Company granted 846 warrants in the amended loan agreement on October 1, 2023.

On December 6, 2023, the “Company entered into an inducement offer letter agreement (the “Inducement Letter”) with the Armistice Selling Shareholder of certain of the Company’s existing warrants to purchase up to a total of 24,862 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), consisting of: (i) 7,051 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $709.20 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 15,548 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $3709.20 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 2,263 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warrants and the September 2022 Seven and a Half Year Warrants, the “Existing Warrants).

Pursuant to the Inducement Letter, Armistice agreed to exercise for cash the 2022 and 2023 Warrants to purchase an aggregate of 248,611 shares of Common Stock at a reduced exercise price of $5.88 per share in consideration of the Company’s agreement to issue common stock purchase warrants to purchase up to an aggregate of 497,221 shares of Common Stock (the “December Warrants”). The Company received aggregate gross proceeds of $1,461,827.68 from the exercise of the 2022 and 2023 Warrants by the Holder, before deducting offering expenses payable by it. The transaction closed on December 7, 2023.

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock and (ii) the Pre-Funded Warrants to purchase an aggregate of 1,258,490 shares of Common Stock at a combined purchase price of $0.40 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and are exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of Shares issued to the January 2024 Investors is 349,530 and the aggregate number of Pre-Funded Warrants is 3,775,470.

The resale of the shares of the Common Stock underlying the Existing Warrants and 11,224 shares of Common Stock owned by Sapir LLC, a consultant engaged by the Company were registered pursuant to an existing registration statement on Form S-1 (File No. 333-275407), declared effective by the Securities and Exchange Commission (the “SEC”) on December 4, 2023.

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

On January 20, 2024 the Company granted an officer 317,514 warrants with a strike price of $0.02 and a term of ten years in conversion of $1,187,500 in deferred compensation that was accrued for them.

Warrants Granted During the Year Ended April 30, 2024 and April 30, 2023

On September 28, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a single institutional investor (the “Investor”) for the issuance and sale of (i) 1,274 shares of common stock and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 14,753 shares of its common stock, together with accompanying common stock warrants, at a combined purchase price of $312 per share of the common stock and associated common stock warrant and $311.92 per Pre-Funded Warrant and associated common stock warrants for an aggregate amount of approximately $5.0 million (the “Offering”). The Pre-Funded Warrants have an exercise price of $0.008 per share of common stock and are exercisable until the Pre-Funded Warrants are exercised in full. The shares of common stock and Pre-Funded Warrants were sold in the offering together with common stock warrants to purchase 16,026 shares of common stock at an exercise price of $312 per share and a term of five years following the initial exercise date (the “5-Year Warrants”) and common stock warrants to purchase 32,052 shares of common stock at an exercise price of $344 per share and a term of seven and one half years (the “7.5-Year Warrants”) following the initial exercise date (collectively, the “Warrants”). The Warrants issued in the Offering contain variable pricing features. The Warrants and Pre-Funded Warrants will be exercisable beginning on the date stockholder approval is received and effective allowing exercisability of the Warrants and Pre-Funded Warrants under Nasdaq rules. Net proceeds to the Company were $4,549,882. The exercise price of the Warrants was reset in January 2023 to $176.80 per share and in October 2023 to $70.92 per share.

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $176.80 per share, so the Warrants in respect of the initial advance under the Note are exercisable for up to 90,498 shares of the Company’s common stock. The Warrants have an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $4.42 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants was September 13, 2023, the date stockholder approval was received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 was made to the Company under the Note in February 2023. The Company’s obligations under the terms of the Loan and Security Agreement were fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”).

The following represents a summary of the warrants:

	Year Ended April 30, 2024		Year Ended April 30, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	89,615	$684.20	4,853	$8,890.00

Granted	5,254,438	0.59	85,706	234.00
Exercised	(472,651)	-	-	-
Forfeited	-	-	-	-
Expired	(179)	-	(944)	-
Ending balance	4,871,223	$1.44	89,615	$684.20
Intrinsic value of warrants	$3,712,223		$2,344,529
Weighted Average Remaining Contractual Life (Years)	9.25		6.45

As of April 30, 2024, 4,871,223 warrants are vested.

Note 12: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the nine months ended April 30, 2024 and 2023 amounted to $9,426 and $4,900, respectively.

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

On February 8, 2023, Oasis Capital, LLC (“Oasis”) filed a complaint against the Company in the United States District Court for the Southern District of New York seeking damages (i) in the amount of $764,647.53 in for an alleged breach of the terms of the 8% senior convertible note and the securities purchase agreement entered into between Oasis and the Company in connection with the Note (as defined below), which in December 2021 was increased to $600,000 in principal amount (the “Note”) and (ii) an unspecified amount of damage for an alleged breach of the exclusivity provisions of a term sheet that the Company and Oasis entered into on July 7, 2022 plus an actual damages in an amount to be proven at trial, interest and costs, reasonable attorney’s fees and such other legal and equitable relief as the court deems just and proper. On June 30, 2023, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss this complaint but with leave to amended complaint. On July 31, Oasis filed an amended complaint against the Company and its Chief Executive Officer, Mike Ballardie, seeking damages in an amount to be proven at trial, interest and costs for breach of fiduciary duty and violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 28, 2024, the Company and Oasis settled this matter by entering into a settlement agreement pursuant to which the Company paid Oasis $225,000 in cash in exchange for a dismissal of the action by Oasis and a full release.

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

On December 12, 2023, the Company received a letter (the “Notice”) from the Staff informing the Company that because the closing bid price for the Common Stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company was not in compliance with the minimum bid price requirement for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given a period of 180 calendar days from December 12, 2023, or until June 10, 2024, to regain compliance with the Minimum Bid Price Requirement.

On June 11, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that (i) the Company did not regained compliance with the Rule within the prescribed time period and is not eligible for a second 180-day remediation period. Specifically, the Company did not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market under the Equity Standard and (ii) unless the Company requests an appeal by June 18, 2024, of this determination, Nasdaq has determined that the Company’s securities will be scheduled for delisting from Nasdaq and will be suspended at the opening of business on June 21, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market (the “Delisting Determination”).

The Company appealed of the Delisting Determination on June 18, 2024 by requesting a hearing before the Panel to stay the suspension of the Company’s securities and the filing of the Form 25-NSE with the SEC. On June 27, 2024, the Company effected a 1-20 reverse stock split, which brought its share price to $8.71, which, in turn, caused the Company to regain compliance with the Minimum Bid Price Requirement and on July 11, 2024, the Company completed 10 consecutive trading days with the bid price in excess of $1 and on July 18, 2024 received Nasdaq confirmation that the hearing panel has been cancelled and the Delisting Determination has been withdrawn.

Note 13: YYEM PURCHASE AGREEMENT

On March 18, 2024, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and a share exchange agreement (the “Share Exchange Agreement,” and together with the Share Purchase Agreement, the “Agreements”) to acquire a total of 70% of the issued and outstanding ordinary shares of Yuanyu Enterprise Management Co., Limited (“YYEM”), a Hong Kong company, from the sole shareholder of YYEM, Mr. Hongyu Zhou (the “Seller”), for a combined $56 million. The consummation of the transactions contemplated in the Agreements will result in a change in control of the Company as the shareholders of YYEM will become the owners 82.4% of the issued and outstanding shares of common stock of the Company (the “Common Stock”). As part of this transaction, as further described below under the heading of “The Separation Agreement”, the Company has agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established entity to be majority owned by Yonah Kalfa and Mike Ballardie.

The Acquisition Structure

Pursuant to the Share Purchase Agreement, the Company agreed to purchase, and the Seller agreed to sell, 2,000 ordinary shares of YYEM, representing 20% of the issued and outstanding ordinary shares of YYEM, for the purchase price of $16,500,000 (the “Share Purchase Consideration”), payable in cash (the “Share Purchase Transaction”). The Share Purchase Transaction closed on March 20, 2024. The $16,500,000 has been classified as an investment on the consolidated balance sheet as of April 30, 2024.

Pursuant to the Share Exchange Agreement, the Company has agreed to purchase, and the Seller has agreed to sell, 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, for 8,127,572 newly issued shares of Common Stock to the Seller (the “Share Exchange Transaction,” and together with the Share Purchase Transaction, the “Transactions”). The shares are expected to represent 82.4% of the issued and outstanding shares of Common Stock as of the date of the closing of the Share Exchange Transaction (the “Share Exchange Consideration”).

The Exchange Shares will be issued without registration under the Securities Act, in reliance upon a safe harbor for offshore transactions or an exemption from registration for transactions not involving a public offering and, as such, will constitute “restricted securities” within the meaning of Rule 144 under the Securities Act. Under Rule 144, the Exchange Shares generally may not be offered or sold publicly unless they have been held for at least six months and subject to other conditions.

Separation Agreement

In connection with the Exchange Transaction, the Company has agreed that at or prior to the closing date of the Acquisition (the “Closing Date”), it will enter into a separation agreement to sell, transfer and assign all or substantially all of its legacy business, assets and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to a newly established entity (“NewCo”), and that after the Closing Date, NewCo will have the sole right to and obligations of the Legacy Business and will be liable to the Company for any losses arising from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). NewCo will be owned by Yonah Kalfa and Mike Ballardie.

On a pro forma basis, as of April 30, 2024, the Legacy Business’ assets were approximately $5.1 million (which represents the assets of the Company as of January 31, 2024, minus, on a pro forma basis, the $16.5 million used for the purchase of 20% ownership of YYEM in April 2024), and the liabilities of the Legacy Business were $12.0 million (which represents the liabilities of the Company as of April 30, 2024).

Financial Accommodations

As an inducement to the Company to complete the Transactions, the Agreements provide that aggregate payments of (a) $4,500,000 shall be made to the Company in cash by YYEM and (b) $500,000 shall be made to NewCo (as defined under the header “The Separation Agreement”) in cash by YYEM, as follows: (i) $800,000 payable within two (2) business days of the date of the Agreements; (ii) $1,200,000 payable within three (3) business days of the Company changing its ticker symbol from “CNXA” to “YYAI,” or such other symbol as the parties may agree; (iii) $2,000,000 payable at the Closing and (iv) $500,000 to be paid within 30 days from the Closing Date and paid to NewCo. Out of the $4,500,000, the Company paid $2,142,857 to certain companies for arranging the Transactions.

Management following the Acquisition

At or after the Closing, the board of directors of Connexa (the “Board”) shall comprise those individuals designated by YYEM Seller, and all current members of the Board shall resign with such resignation being effective on the later of the Closing or the appointment or election of the new directors.

Closing Conditions

The Share Exchange, as amended, provides that:

●	on or before the Closing Date, the Company shall obtain approval from holders of shares of Common Stock for the Share Exchange Transaction and other matters related to the Share Exchange Transaction. Such stockholder approval was received on May 15, 2024;
●	on or before the Closing Date, the Company shall obtain approval from Nasdaq for the Reverse Stock Split of the Common Stock at a ratio to be determined by the parties;
●	as a condition to Closing, from the date of the Exchange Agreement through the Closing Date, the existing shares of Common Stock shall have been continually listed on Nasdaq, and the Company shall have not received a determination from Nasdaq indicating that the Common Stock will be delisted from Nasdaq; and
●	the Company and YYEM shall cooperate to effectuate a reverse stock split, obtain approval from Nasdaq of a new listing application to be submitted to Nasdaq in connection with the Share Exchange Transaction, and provide such information as is necessary for the Company to obtain shareholder approval of the Share Exchange Transaction and other matters relating thereto. The shareholder approval was obtained on May 15, 2024, and a new listing application was submitted to Nasdaq in May 2024, which is currently under review by Nasdaq and the 1:20 reverse split took place on 27 June 2024.

We cannot provide assurance as to when, or if, all of the closing conditions will be satisfied or waived by the relevant party. As of the date of this prospectus, we have no reason to believe that any of the conditions will not be satisfied.

Closing Deliverables

At the Closing, the Company shall deliver to YYEM Seller the following:

●	copies of all resolutions of the Board authorizing the execution, delivery, and performance of the Exchange Agreement and the other agreements, instruments, and documents required to be delivered in connection with the Exchange Agreement or at the Closing to which the Company is a party and the consummation of the transactions contemplated hereby and thereby;

●	the Exchange Shares;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfillment of the conditions under Section 6.01 and Section 6.03 of the Exchange Agreement that are relevant to the Company;

●	a duly executed bought and sold note, as applicable; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Seller to be delivered by the Company at or prior to the Closing pursuant to the Exchange Agreement.

At the Closing, YYEM Seller shall deliver to the Company the following:

●	payment of the Closing Cash Payment (as defined in the Exchange Agreement);

●	a good standing certificate (or its equivalent) for YYEM from the relevant governmental authority of Hong Kong, if applicable, and each other jurisdiction where YYEM is qualified, registered, or authorized to do business, if any;

●	if the YYEM shares are represented by certificates, such certificates duly endorsed for transfer by YYEM Seller, as applicable;

●	a counterpart to any consents required in connection with the transactions contemplated by the Exchange Agreement;

●	all documents, instruments, agreements and certificates that may be deliverable in connection with the performance or fulfillment of the conditions under Section 6.01 and Section 6.02 of the Exchange Agreement that are relevant to YYEM Seller;

●	a duly executed bought and sold note as may be required under the law of Hong Kong; and

●	all other documents, instruments and writings which may be reasonably requested by YYEM Buyer to be delivered by YYEM Seller and YYEM at or prior to the Closing pursuant to the Exchange Agreement.

Termination

The Exchange Agreement may be terminated by mutual written consent of the Company and the YYEM Seller at any time before the Closing or by either the Company or the YYEM Seller at any time before the Closing if the Share Exchange Transaction has not been consummated by the date that is 180 days from the date of the Exchange Agreement (the “Termination Date”) or if any party breaches the Exchange Agreement with respect to the closing conditions and such breaches cannot be cured by the Termination Date. If the Exchange Agreement is terminated by the Company unilaterally and of its own volition other than due to the aforementioned termination conditions, the Company shall be liable for a termination fee in the amount of three times the fees and costs incurred by the YYEM Seller in connection with the Share Exchange Transaction up to a maximum amount in the aggregate of $600,000, with certain exceptions, including, but not limited to lack of SEC or Nasdaq approval of the Share Exchange Transaction or lack of approval from holders of shares of Common Stock.

Note 14: INCOME TAXES

The Company does business in the US through its subsidiaries Slinger Bag Inc. and Slinger Bag Americas. It also does business in Israel through SBL whose operations are reflected in the Company’s consolidated financial statements. The Company’s operations in Canada, Israel, and the UK were immaterial for the years ended April 30, 2024 and 2023.

Net deferred tax assets from operations in the US, using an effective tax rate of 21%, consisted of the following:

	2024	2023

Deferred tax assets:
Loss carryforwards	$6,298,000	$3,049,000
Stock options	7,606,000	8,454,000
Capital loss carryforward/Disposal	186,000	11,039,000
Related party accruals	1,013,000	1,001,000
Inventory reserve	63,000	133,000
Interest deferral	223,000	221,000
Start-up costs	66,000	81,000
Other	138,000	131,000
Valuation allowance	(15,593,000)	(24,109,000)
Net deferred tax assets	$-	$—

The income tax provision differs from the amount of income tax determined by applying the applicable statutory income tax rate to pretax loss due to the following for the years ended April 30, 2024 and 2023:

	2024	2023

Income tax benefit based on book loss at US statutory rate	$2,808,000	$(10,983,000)
Share-based compensation and shares for services	—	—
Debt discount amortization	3,250,000	860,000
Related party accruals	(94,000)	226,000
Stock options	—	(145,000)
Interest expense	132,000	79,000
Depreciation	20,000	(18,000)
Inventory reserve	(107,000)	26,000
Interest deferral	—	(5,000)
Acquisition costs	24,000	260,000
Accrued legal	—	(76,000)
Loss on sale of capital assets	—	8,713,000
Accrued payroll	—	—
Change in fair value of derivatives	(1,603,000)	481,000
Other	(274,000)	40,000
Valuation allowance	1,460,000	542,000
Total income tax provision	$-	$—

The Company had net operating loss carryforwards of $37,481,805 and $17,038,000 as of April 30, 2024 and 2023, respectively, which may be available to be used to offset future taxable income in the US for the years ended 2024 through 2042. The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization. The Company has not completed a full study to assess whether an “ownership change” as defined in Section 382 has occurred or whether there have been multiple ownership changes since inception. Future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an “ownership change”. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change”. Tax years that remain subject to examination are 2018 and forward.

Net deferred tax assets from operations in Israel, using an effective tax rate of 23%, consisted of the following:

	2024	2023
Deferred tax assets:
Loss carryforwards	$295,000	$241,000
Start-up costs	—	—
Research and development costs	(113,000)	(113,000)
Valuation allowance	(182,000)	(128,000)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the applicable Israeli statutory income tax rate of 23% due to the following for the years ended April 30, 2024 and 2023:

	2024	2023

Income tax provision (benefit) based on book income (loss) at Israeli statutory rate	$(54,000)	$(54,000)
Valuation allowance	54,000	54,000

Total income tax provision	$—	$—

The Company had net operating loss carryforwards of approximately $6,298,000 and $3,049,000 as of April 30, 2024 and 2023, respectively, which may be available to be used to offset future taxable income in Israel. All of the Company’s tax years since inception are open for examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. There were no interest or penalties recognized in the accompanying consolidated statements of comprehensive loss for the years ended April 30, 2024 and 2023.

Note 15: DISCONTINUED OPERATIONS

On November 27, 2022, the Company entered into a share purchase agreement (the “Agreement”) with PlaySight, Chen Shachar and Evgeni Khazanov (together, the “Buyer”) pursuant to which the Buyer purchased 100% of the issued and outstanding shares of PlaySight from the Company in exchange for (1) releasing the Company from all of PlaySight’s obligations towards its vendors, employees, tax authorities and any other (past, current and future) creditors of PlaySight; (2) waiver by the Buyer of 100% of the personal consideration owed to them under their employment agreements in the total amount of $600,000; and (3) cash consideration of $2,000,000 to be paid to the Company in the form of a promissory note that was to mature on December 31, 2023.

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

Current reclassified the following operations as discontinued operations for the year ended April 30, 2023 –

2023
Revenue	$3,954,149
Operating expenses	8,416,117
Other (income) loss	-
Net loss from discontinued operations	$(4,461,968)

The following represents the calculation of the loss on disposal of PlaySight and Foundation Sports for the year ended April 30, 2023:

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

Note 16: SUBSEQUENT EVENTS

From May 1, 2024 through the date hereof, the Company issued the following shares of common stock:

On May 24, 2024, the Company issued 47,116 shares of common stock to Yonah Kalfa in satisfaction of deferred compensation obligations.

On May 24, 2024, the Company issued 150,000 shares of common stock to its directors as compensation for the service and for their extraordinary contributions to the Company and warrants to purchase 50,000 shares of common stock with an exercise price of $0.02 and a term of 10 years to Mike Ballardie as compensation for his service and for his extraordinary contribution to the Company.

On May 24, 2024, the Company issued 33,500 shares of common stock consisting of 16,750 shares of common stock to each of Juda Honickman and Mark Radom for their extraordinary contributions to the Company.

On June 27, 2024, the Company issued 511,214 shares of common stock upon the exercise of warrants.

On July 8, 2024, the Company issued 110,665 shares of common stock to satisfy DTC’s request for round-up shares as a result of the Company’s recent 1-20 reverse split.

On July 23, 2024, the Company issued 10 shares of common stock to a former shareholder of PlaySight in satisfaction of the Company’s obligation to issue shares of its common stock in exchange for its shares of PlaySight. This issuance was delayed until July 23, 2024 due to administrative issues.

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

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2024.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2024 due to the following material weaknesses that were identified:

●	The Company lacked adequate segregation of duties due to the small size of the organization.

●	The Company lacked a chief financial officer and personnel with experience and expertise in public company accounting and internal control over financial reporting.

While the Company continues to have limited internal finance staff, Management believes there are strong processes and controls in place over financial reporting. Over the past fiscal year, significant improvements were implemented in our internal controls over financial reporting that have remediated prior disclosed weaknesses regarding the Company’s lack of control~~s~~ over inventory reporting, as well as timely review of transactions and reconciliations. As of April 30, 2024, management is satisfied those deficiencies have been corrected and implemented processes will ensure reporting accuracy and timeliness.

Lastly, while the Company continues to lack internal resources with adequate knowledge/expertise to ensure US GAAP compliance, the Company engages on a contractual basis a strong, experienced firm to oversee those services and provide guidance to the Company in these matters. Between those resources, and our tax consultants, management believes reporting is US GAAP compliant, and the prior weaknesses have been remediated as of April 30, 2024.

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

ITEM 9B. OTHER INFORMATION

Management Changes

Not applicable.

Acquisitions

Not applicable.

ITEM 9C. DISCLOSURE REGARDIG FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, DIRECTOR NOMINEES, AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Positions and Offices*
Mike Ballardie	63	President, Chief Executive Officer, Treasurer and Director
Juda Honickman	37	Chief Marketing Officer
Mark Radom	55	General Counsel
Yonah Kalfa	40	Chief Innovation Officer and Director
Kirk Taylor	43	Director
Stephen Crummey	79	Director
Rodney Rapson	40	Director

*Paul McKeown, our former chief business integration officer, resigned in January 2023, and Tom Dye’s (former Chief Operating Officer) employment agreement terminated on April 30, 2024 but both continue to provide service to the Company as outside consultants.

On November 17, 2022, Gabriel Goldman and Rohit Krishnan resigned from the board of directors of the Company. Gabriel and Rohit were members of the audit and compensation committees. Gabriel Goldman was a member of the Company’s Nominating and Corporate Governance Committee. Neither Gabriel nor Rohit advised the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. On July 14, 2023, Messrs. Crummey and Rapson joined the Company’s board of directors.

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

Professional History of Tom Dye

Tom Dye joined the Company as Chief Operating Officer on May 1, 2020. Tom has over 35 years of senior management experience in diverse consumer goods and manufacturing segments across the Americas, Asia, Europe, Australia and Middle East. From 1977 to 1990, Tom served as Vice President of International Operations at Wilson Sporting Goods where he was responsible for multiple international start-up operations, including launching the first wholly U.S. owned sporting goods company in Japan. From 1990 to 2001, Tom served as President of International Exports at The Coleman Company. From 2002 to 2009, Tom served in a number of roles at Prince Global Sports, the leading global manufacturer of tennis rackets, in various roles, including Vice President of Operations, Vice President/General Manager of International Operations, National Sales Manager and acting Chief Financial Officer. From 2012 to 2014, Mr. Dye served as Chief Operating Officer at Prince Global Sports. From 2015 to 2017, Tom served as Chief Operating Officer of HazTek, Inc. From 2017 to 2018, Tom consulted for Smith Optics, a sports optical company. From 2018 until being hired by the Company in May 2020, Tom retired in September 2023.

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

Board and Committee Meetings in the 2024 Fiscal Year

In the 2024 fiscal year, the Board acted by written consent in lieu of having any meetings and there were no committee meetings insofar as the committees were not established until July 2023, which was after the 2024 fiscal year had ended.

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

DIRECTOR COMPENSATION

Each non-employee director will receive 7,500 shares of common stock on the anniversary date each non-employee director was appointed to the Board. In the event, a director should resign from the Board mid-year, such director would receive a pro rata issuance of common stock at their anniversary date based on the number of days of service since their prior anniversary date. No fractional shares will be issued to non-employee director, and any calculation resulting in a fractional share will be rounded up to the next whole share. Messrs. Goldman and Krishnan did not receive any compensation for or in respect of the period during which they served as directors of the Company.

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

CODE OF BUSINESS CONDUCT AND ETHICS

As of April 30, 2024, the Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions as the Company has only recently commenced operations. Our Board adopted a code of business conduct and ethics that applies to our directors, officers and employees (the “Code of Business Conduct and Ethics”), to be effective upon effectiveness of the June registration statement. Upon completion of the offering, a copy of the code will be available on the Company’s website. The Company intends to disclose on their website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to their principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

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

Jalaluddin Shaik founded and became the chief executive officer of Gameface in 2017. Prior to founding Gameface, Mr. Shaik led product teams at some of the world’s biggest brands, including Telstra, Sony, and Apple. While at Telstra, Shaik led the creation of the Telstra video streaming platform ‘Presto’, that reaches over 10M Australians. In addition to his role at Telstra, Shaik was the design lead on the Apple airplay technology integration to 80% of Tier1 Audio OEM (Original Equipment Manufacturers) such as Denon, Bose, Pioneer, Yamaha, leading a team of 30 engineers. Previously (2003-2010), Shaik built and deployed various end to end video decoding solutions at Sony and Intel. Mr. Shaik is a graduate of Visvesvaraya Technological University with a bachelor’s degree in Computer Science with a major in machine learning.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our then Officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year ended April 30	Salary ($)	Bonus ($)	Share Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Mike Ballardie (1)	2024	324,714	300,000			475,595	1,100,309
	2023	570,169	300,000	-	285,000	105,318	1,260,487
Judah Honickman (2)	2024	190,198	95,940			55,199	341,337
	2023	179,502	87,400			27,144	294,046
Paul McKeown (3)	2024	-	-	-	-	-	-
	2023	366,023	77,411				443,434
Tom Dye (4)	2024	80,000				10,395	90,395
	2023	160,000	40,000			16,902	216,902
Mark Radom (5)	2024	183,000	54,000				237,000
	2023	150,000	28,500				178,500
Yonah Kalfa (6)	2024					441,000	441,000
	2023		-			495,000	495,000
Jason Seifert (7)	2024	-	-			-	-
	2023	35,833				8,442	44,275

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

EMPLOYMENT AGREEMENTS

The Company is a party to service agreements with each of its executive officers.

Mike Ballardie. On April 6, 2020, we entered into a service agreement with our Chief Executive Officer, Mike Ballardie, which was amended on November 1, 2020. Pursuant to the service agreement, Mr. Ballardie will serve as our Chief Executive Officer for a period of five years. During the five-year term, Mr. Ballardie receives a monthly base salary of $50,000 and a bonus payment at a minimum of 50% of the annual base salary. We also issued Mr. Ballardie warrants to purchase 25,000 shares of our common stock. The warrants were exercisable at issuance at an exercise price of $0.01 per share and have an expiration date of April 6, 2030. We also provide standard indemnification and directors’ and officers’ insurance. We may terminate Mr. Ballardie’s employment with cause (as defined under the agreement) and without cause by giving at least 180 days prior written notice. If we terminate Mr. Ballardie without cause, all his unvested stock and option compensation of any nature will vest without any further action. Mr. Ballardie may resign for good reason (as defined under the agreement) or without good reason by giving at least 180 days prior written notice. If we terminate Mr. Ballardie without cause or he resigns for good reason, we must pay severance in an amount in lieu of base salary and benefits that would have accrued to Mr. Ballardie for the greater of (a) the unexpired portion of the term of the agreement or (b) two years, to be paid in full within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following such termination if we terminate Mr. Ballardie without cause or he resigns for good reason. Mr. Ballardie is also subject to standard confidentiality and non-competition provisions.

Tom Dye. On April 30, 2020, we entered into a service agreement with our Chief Operating Officer, Tom Dye. Pursuant to the service agreement, Mr. Dye served as our Chief Operating Officer for a period of three years. During the three-year term, Mr. Dye received an annual base salary of $120,000 and a bonus payment at a minimum of 25% of the annual gross base salary. We agreed to issue Mr. Dye warrants to purchase a total of 166 shares of common stock to be issued at the time that certain performance goals are met. The warrants that were to Mr. Dye on April 30, 2020 are exercisable at issuance at an exercise price of 2,400.00 per share and have an expiration date of April 30, 2030. The warrants that were to Mr. Dye on February 9, 2021 are exercisable at issuance at an exercise price of $31,520.00 per share and have an expiration date of February 9, 2031. We also agreed to issue a one-time bonus of 188 shares of common stock to Mr. Dye after the value of the Company’s outstanding stock equals $100 million. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Dye’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Dye without cause, all Mr. Dye’s unvested stock and option compensation of any nature will vest without any further action, and we will pay two years base salary severance within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following such termination. Mr. Dye may resign for good reason (as defined under the agreement) or without good reason by giving at least 30 days prior written notice. Mr. Dye is also subject to standard confidentiality and non-competition provisions. Between April 30, 2023 and September 30, 2023, Mr Dye operated as a consultant to the company and is now retired.

Paul McKeown. On July 5, 2021, we entered into a service agreement with our former Chief Financial Officer, Paul McKeown. Pursuant to the service agreement, Mr. McKeown served as our Chief Business Integration Officer until January 31, 2023, when he resigned. During the term of this agreement, Mr. McKeown received a base salary at an hourly rate of $150 per hour and an annual performance bonus of at least 30% of the annual gross base salary. and We also issued Mr. McKeown warrants to purchase 188 shares of common stock. The warrants were exercisable at issuance at an exercise price of $8 per share and have an expiration date of The Company will also provide standard indemnification and directors’ and officers’ insurance. Mr. McKeown was also subject to standard confidentiality and non-competition provisions. Since January 2023, Mr McKeown has operated as a consultant to the Company.

Juda Honickman. On April 30, 2020, we entered into a service agreement with Nest Consulting Inc., a Delaware corporation, owned by our Chief Marketing Officer, Juda Honickman. Pursuant to the service agreement, Mr. Honickman will serve as our Chief Marketing Officer for a period of three years. During the three-year term, Mr. Honickman receives an annual base salary of $102,000 and a bonus payment at a minimum of 50% of his annual base salary. We also issued warrants to purchase 313 shares of common stock to Mr. Honickman. The warrants were exercisable at issuance at an exercise price of $2,400.00 per share and have an expiration date of April 30, 2030. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Honickman’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Honickman without cause, all Mr. Honickman’s unvested stock and option compensation of any nature will vest without any further action and will pay two years base salary severance within 30 days of termination. In addition, Mr. vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following termination. Mr. Honickman may resign for good reason (as defined under the agreement) or without good reason by giving at least 30 days prior written notice. Mr. Honickman is also subject to standard confidentiality and non-competition provisions.

Mark Radom. On February 1, 2022, we entered into the second amended and restated service agreement with our General Counsel, Mark Radom. Pursuant to the service agreement, Mr. Radom will serve as General Counsel for a period of two. During the two-year term, we agreed to pay Mr. Radom a monthly base salary of $12,500, which was subsequently increased to $18,500, and a bonus payment at a minimum of 25% of the annual base salary. We agreed to issue Mr. Radom warrants to purchase a total of 166 shares of common stock to be issued at the time that certain performance goals are met. The warrants that were to Mr. Radom on April 30, 2020 are exercisable at issuance at an exercise price of 2,400.00 per share and have an expiration date of April 30, 2030. The warrants that were to Mr. Radom on February 9, 2021 are exercisable at issuance at an exercise price of $31,520.00 per share and have an expiration date of February 9, 2031. We also agreed to issue a one-time bonus of 188 shares of common stock to Mr. Radom after the value of the Company’s outstanding stock equals $100 million. The Company will also provide standard indemnification and directors’ and officers’ insurance. The Company may terminate Mr. Radom’s employment with cause (as defined under the agreement) and without cause by giving at least 60 days prior written notice. If we terminate Mr. Radom without cause, all Mr. Radom’s unvested stock and option compensation of any nature will vest without any further action, and we will pay two years base salary severance within 30 days of termination. In addition, vesting of all unvested common or preferred shares and options and warrants will continue for 12 months following termination. Mr. Radom may resign for good reason (as defined under the agreement) or without good reason by giving at least 120 days prior written notice. Mr. Radom is also subject to standard confidentiality and non-competition provisions.

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

DIRECTOR COMPENSATION

The following table sets forth director compensation for the years ended April 30, 2024 and 2023:

Name	Year Ended April 30	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Mike Ballardie	2024	-	207,750	207,750
	2023	-	73,125	73,125
Kirk Taylor	2024	-	207,750	207,750
	2023		73,125	73,125
Stephen Crummey	2024	-	103,875	103,875
	2023	-	-	-
Yonah Kalfa	2024	-	207,750	207,750
	2023	-	73,125	73,125
Rodney Rapson	2024	-	103,875	103,875
	2023	-	-	-

*The Company awarded Yonah Kalfa, Mike Ballardie and Kirk Taylor 50,000 shares of common stock as compensation for their service as directors and for their exceptional support of the Company for the fiscal years ended April 30, 2024 and April 30, 2023 and 25,000 shares of common stock to each of Rodney Rapson and Steve Crummey for their service as directors and for their exceptional support of the Company for the fiscal year ended April 30, 2024. These awards were approved at the Company’s Annual General Meeting held on May 15, 2024.

Stock Options/SAR Grants.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date hereof with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.

Information relating to beneficial ownership of the Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Such securities are deemed outstanding for computing the percentage of the person holding such security but are not deemed outstanding for computing the percentage of any other person. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

	Common Stock
Name	# of Shares	% of Class (1)
Yonah Kalfa (2)**	320,505	12.1%
Mike Ballardie (3)	988	*
Judah Honickman (4)	16,750	*
Kirk Taylor (5)	50,000	1.9%
Rodney Rapson (6)	22,651	*
Mark Radom (7)	16,754	*
Steven Crummey (8)	25,000	*
All current officers and directors as a group (7 persons)	452,648	15.9%

**5% Holders

* indicates a share ownership percentage of less than one percent (1%).

** indicates a share ownership of 5% or higher

(1) Percentages are based on a total of 2,659,149 shares of Common Stock outstanding on the date hereof.

(2) Yonah Kalfa is the founder of the Company, a director and the Company’s Chief Innovation Officer. Mike Ballardie is the Company’s Chief Executive Officer, a director and chairman of the Board.

In September 2021, Mr. Kalfa was granted warrants to purchase 1,250 shares of Common Stock at an exercise price of par (i.e., $0.001) in September 2021 and transferred 525 of such warrants to a third party in August 2022. All such warrants have a term of 10 years from the date of issuance and are vested immediately upon grant. In January 2024, Mr. Kalfa received 267,380 shares of Common Stock for extraordinary contribution to the Company and in exchange for waiving his right to receive $1,000,000 in deferred salary. In May 2024, Mr. Kalfa also received 15,000 shares of Common Stock for two years of serving as a director and 35,000 shares of Common Stock for extraordinary contribution to the Company and 263 shares of Common Stock as an award under the Company’s 2020 Plan.

Mr. Kalfa currently owns a total of 321,492 shares consisting of (i) 320,505 shares of Common Stock; and (ii) 988 warrants to purchase shares of Common Stock.

(3) In April 2020, Mr. Ballardie was awarded warrants to purchase 625 shares of Common Stock at an exercise price of $0.01 and in September 2021 was awarded warrants to purchase another 1,250 shares of Common Stock at an exercise price of $0.02 per share. In August 2022, Mr. Ballardie transferred 263 of such warrants to a third party. All such warrants have a contractual life of 10 years from the date of issuance and are vested immediately upon grant. In January 2024, Mr. Ballardie received warrants to purchase 315,875 shares of Common Stock at an exercise price of $0.02 for extraordinary contribution to the Company and agreed to waive his right to receive any bonus payments through January 31, 2024. In May 2024, Mr. Ballardie also received warrants to purchase 50,263 shares of Common Stock at an exercise price of $0.02 consisting of (i) warrants to purchase 15,000 shares of Common Stock for two years of serving as a director, (ii) warrants to purchase 35,000 shares of Common Stock for extraordinary contribution to the Company and (iii) warrants to purchase 263 shares of Common Stock as an award under the Company’s 2020 Plan. All such warrants have a term of 10 years from the date of issuance and vested immediately upon grant.

(4) In April 2020, Judah Honickman was awarded warrants to purchase 313 shares of Common Stock at an exercise price of $2,320 and, in September 2021, warrants to purchase 13 shares of Common Stock at an exercise price of $27,600. All such warrants have a term of 10 years from the date of issuance and vested immediately upon grant. In May 2024, Mr. Honickman received an award of 16,750 shares for his extraordinary contribution to the Company. Earlier in 2024, the Company agreed to reset the exercise price of all of Mr. Honickman’s warrants to $3.10.

(5) In May 2024, Kirk Taylor received 15,000 shares of Common Stock for two years of serving as a director and 35,000 shares of Common Stock for extraordinary contribution to the Company.

(6) In May 2024, Rodney Rapson received 7,500 shares of Common Stock for one year of serving as a director and 17,500 shares of Common Stock for extraordinary contribution to the Company.

(7) In April 2020, Mark Radom was awarded warrants to purchase 158 shares of Common Stock at an exercise price of $2,320 and, in February 2021, warrants to purchase 188 shares of Common Stock at an exercise price of $31,360. All such warrants have a term of 10 years from the date of issuance and vested immediately upon grant. In May 2024, Mr Radom received an award of 33,500 shares for his extraordinary contribution to the Company. Earlier in 2024, the Company agreed to reset the exercise price of all of Mr. Radom’s warrants to $3.10.

(8) In May 2024, Steve Crummey received 7,500 shares of Common Stock for one year of serving as a director and 17,500 shares of Common Stock for extraordinary contribution to the Company.

(9) As of May 24, 2024, King II Ltd holds or has the ability to acquire up to a total of 265,040 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants.

(10) As of May 24, 2024, Prosperity Age Ltd holds or has the ability to acquire up to a total of 515,040 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants.

(11) As of May 24, 2024, Xingtan Enterprise Management Co. holds or has the ability to acquire up to a total of 735,000 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants.

(12) As of May 24, 2024, Winz Technology Co., Limited holds or has the ability to acquire up to a total of 393,450 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants.

(13) As of May 24, 2024, Hong Kong Chengxin Asset Management Co., Limited holds or has the ability to acquire up to a total of 320,950 shares of Common Stock consisting of 641,900 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

On November 11, 2020, the Board approved the Slinger Bag Inc. Global Share Incentive Plan (2020), or the 2020 Plan, which was approved by stockholders holding in the aggregate 999,735 shares of Common Stock, or approximately 75.4% of the Common Stock outstanding on such date. The 2020 Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

The Company reserved a total of 18,750 shares of Common Stock for issuance under awards to be made under the 2020 Plan, all of which may, but need not, be issued in connection with ISOs. As of the date hereof, all 37,500 shares had been awarded to management in accordance with the 2020 Plan and zero (0) shares of Common Stock remain available under the 2020 Plan for future awards. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth anniversary of the date on which it was adopted by the Board (except as to awards outstanding on that date). The Board in its discretion may terminate the 2020 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2020 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires, non-employee directors and additional non-employee consultants are eligible to participate in the 2020 Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	0
Equity compensation plans not approved by security holders	1,225,516	$20.1	-
Total	1,225,516	$20.1	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	Fiscal 2024	Fiscal 2023
Audit Fees	$30,000	$34,000
Tax Fees	59,462	-
All Other Fees	128,517	-
Total	$217,979	$34,000

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Form S-1 (File No. 333-259487), filed with the Commission on June 14, 2022)

3.2	Bylaws (Incorporated by reference to the Registrant’s Form S-1 (File No. 333-259487), filed with the Commission on June 14, 2022)

4.1	Form of Warrant dated October 11, 2023 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on October 11, 2023)

4.2	Form of Warrant dated December 6, 2023 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on December 6, 2023)

4.3	Form of Pre-Funded Warrant dated January 19, 2024 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 24, 2024

10.1	Loan and Security Modification Agreement dated October 11, 2023 between the Company, its subsidiaries and Armistice Capital Master Fund Ltd. (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on October 11, 2023)

10.2	Inducement Letter dated December 6, 2023 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on December 6, 2023)

10.3	Securities Purchase Agreement dated January 19, 2024 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 19, 2024)

10.4	Form of Voting Rights Agreement dated January 19, 2024 (Incorporated by reference to the Company’s Current Report as previously filed on Form 8-K on January 19, 2024)

10.5	Smartsports Consulting Agreement dated January 21, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2024)

10.6	Waiver, Warrant Amendment and Second Loan and Security Modification Agreement by and between the Company, the Guarantors, and the Lenders and the Agent, dated February 21, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2024)

10.7	Share Purchase Agreement dated March 18, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2024)

10.8	Share Exchange Agreement dated March 18, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2024)

10.9	Warrant Purchase Agreement by and between the Company, the Holder and Morgan Capital LLC dated April 15, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2024)

21.1	List of Subsidiaries

23.1	Consent of OLAYINKA OYEBOLA & CO

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Pursuant to 18 U.S.C. 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connexa Sports Technologies Inc.

Dated: July 24, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 24, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Ballardie
Mike Ballardie	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and Director	July 24, 2024

/s/ Juda Honickman		July 24, 2024
Juda Honickman	Chief Marketing Officer

/s/ Mark Radom		July 24, 2024
Mark Radom	General Counsel

/s/ Yonah Kalfa		July 24, 2024
Yonah Kalfa	Chief Innovation Officer and Director

/s/ Kirk Taylor		July 24, 2024
Kirk Taylor	Director

/s/ Stephen Crummey		July 24, 2024
Stephen Crummey	Director

/s/ Rodney Rapson		July 24, 2024
Rodney Rapson	Director

