Form 10-Q
period 2024-07-31
Connexa Sports Technologies Inc.
filed 2024-09-10
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of September 10, 2024, was 6,435,454.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2024, filed on July 25, 2024, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

JULY 31, 2024 AND APRIL 30, 2024

	JULY 31,	APRIL 30,
	2024	2024
	(UNAUDITED)	(AUDITED)
ASSETS

Current Assets:
Cash and cash equivalents	$1,711,283	$229,705
Investment, at cost	16,500,000	16,500,000
Accounts receivable, net	258,273	273,874
Inventories, net	1,660,847	1,609,196
Prepaid inventory	884,266	810,978
Prepaid expenses and other current assets	169,731	197,871

Total Current Assets	21,184,400	19,621,624

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	2,000,000
Intangible assets, net of amortization	1,000	1,000

Total Non-Current Assets	2,001,000	2,001,000

TOTAL ASSETS	$23,185,400	$21,622,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$4,932,295	$4,704,596
Accrued expenses	4,167,750	3,405,372
Accrued interest	676,285	-
Accrued interest - related party	917,957	917,957
Current portion of notes payable, net of discount	1,561,295	1,564,513
Current portion of notes payable - related parties	1,169,291	1,169,291
Derivative liabilities	5,279	5,433
Contingent consideration		-
Other current liabilities	316,920	255,648

Total Current Liabilities	13,747,072	12,022,810

Total Liabilities	13,747,072	12,022,810

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY

Common stock, par value, $0.001, 1,000,000,000 and 300,000,000 shares authorized, 2,659,149 and 1,828,541 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	2,659	1,828
Additional paid in capital	180,920,634	176,801,473
Accumulated deficit	(171,607,773)	(167,387,028)
Accumulated other comprehensive income	122,808	183,541

Total Stockholders’ Equity	9,438,328	9,599,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,185,400	$21,622,624

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

THREE MONTHS ENDED JULY 31, 2024 AND 2023

	JULY 31,	JULY 31,
	2024	2023

NET SALES	$704,899	$3,120,231

COST OF SALES	432,778	2,227,482
		.
GROSS PROFIT	272,121	892,749

OPERATING EXPENSES
Selling and marketing expenses	146,137	242,353
General and administrative expenses	3,381,179	2,505,060

Total Operating Expenses	3,527,316	2,747,413

OPERATING LOSS	(3,255,195)	(1,854,664)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	-	(777,192)
Loss on conversion of accounts payable to common stock	-	(289,980)
Change in fair value of derivative liability	154	2,144,554
Interest expense	(965,704)	(69,483)

Total Non-Operating Income (Expenses)	(965,550)	1,007,899

NET LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(4,220,745)	(846,765)

Provision for income taxes	-	-

NET LOSS	$(4,220,745)	$(846,765)

Other comprehensive loss
Foreign currency translations adjustment	(60,733)	(27,020)
Comprehensive loss	$(4,281,478)	$(873,785)

Net loss per share - basic and diluted	$(1.91)	$(1.93)

Weighted average common shares outstanding - basic and diluted	2,205,834	438,354

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance - May 1, 2023	16,929	$17	$132,994,320	$142,512	$(151,750,610)	$(18,613,761)

Stock issued for:
Accounts payable	67,500	3	559,977	-	-	559,980
Acquisition	1,350	-	-	-	-	-
Services	188	-	-	-	-	-
Cashless exercise of warrants	27,000	1	(1)	-	-	-
Satisfaction of profit guarantee on note payable	93,680	5	558,289	-	-	558,294
Change in comprehensive income	-	-	-	(27,020)	-	(27,020)
Net loss for the year	-	-	-	-	(846,765)	(846,765)

Balance - July 31, 2023	26,415	$26	$134,112,585	$115,492	$(152,597,375)	$(18,369,272)

Balance - May 1, 2024	1,828,541	$1,828	$176,801,473	$183,541	$(167,387,028)	$9,599,814

Stock issued for:
Services	214,128	214	2,501,602	-	-	2,501,816
Acquisition/Contingent Consideration	10	-	-	-	-	-
Exercise of warrants	505,680	506	1,617,670	-	-	1,618,176
Fractional adjustment in reverse split	110,790	111	(111)	-	-	-
Change in comprehensive income	-	-	-	(60,733)	-	(60,733)
Net loss for the period	-	-	-	-	(4,220,745)	(4,220,745)

Balance - July 31, 2024	2,659,149	$2,659	$180,920,634	$122,808	$(171,607,773)	$9,438,328

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

THREE MONTHS ENDED JULY 31, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVITIES
Net (loss)	$(4,220,745)	$(846,765)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation, amortization and impairment expense	-	115,072
Change in fair value of derivative liability	(154)	(2,144,554)
Shares and warrants issued for services	2,501,816	-
Amortization of debt discounts	-	777,192
Settlement expense	-	558,294
Loss on settlement of accounts payable	-	289,980

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	17,243	(265,992)
Inventories	(51,651)	852,848
Prepaid inventory	(73,288)	(197,429)
Prepaid expenses and other current assets	28,140	(1,316)
Accounts payable and accrued expenses	703,311	255,199
Other current liabilities	346,397	326,550
Accrued interest	676,285	16,135
Total adjustments	4,148,099	1,113,963

Net cash used in operating activities	(72,646)	267,198

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants for cash	1,618,176	-
Proceeds from notes payable	(3,218)	-
Payments of notes payable - related parties	-	(298,834)
Payments of notes payable	-	(302,168)
Net cash provided by financing activities	1,614,958	(601,002)

Effect of exchange rate fluctuations on cash and cash equivalents	(60,734)	(17,997)

NET INCREASE IN CASH	1,481,578	(351,800)

CASH - BEGINNING OF PERIOD	229,705	202,095

CASH - END OF PERIOD	$1,711,283	$(149,705)

CASH PAID DURING THE PERIOD FOR:
Interest expense	$113,915	$-

Income taxes	$-	$-

SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of accounts payable	$-	$270,000

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

Although the Company is currently in compliance with Nasdaq listing requirements, if the Company loses its compliance with the minimum shareholder equity requirement in Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to such deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Nasdaq will issue a delist determination letter and the Company will have the opportunity to request a new hearing. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock (the “Shares”) and (ii) pre-funded warrants to purchase an aggregate of 1,258,490 shares of Common Stock (the “Pre-Funded Warrants”) at a combined purchase price of $4 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and became exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of shares issued to the January 2024 Investors is 349,530 and the aggregate number of Pre-Funded Warrants is 3,775,470.

From April 2024 through May 2024, the Company acknowledged and agreed to the entrance into certain warrant purchase agreements (the “WPAs”) by the January 2024 Investors and 10 purchasers (the “Pre-Funded Warrant Purchasers”) pursuant to which the January 2024 Investors sold all of the 3,775,470 Pre-Funded Warrants to Pre-Funded Warrant Purchasers for an aggregate amount of $18,877,350 in cash.

On June 27, 2024, the Company (i) increased the number of authorized shares of common stock from 300,000,000 to 1,000,000,000 and (ii) effected a 1-for-20 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock.

On May 28, 2024, the Company filed a registration statement in respect of 1,925,000 shares of its common stock consisting of (a) 349,530 Shares and (b) 1,575,470 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants and on August 21, 2024 such registration statement became effective.

The Company currently operates in the sport equipment and technology business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher as well as other associated tennis accessories and Gameface AI an Australian artificial intelligence sports software company.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface AI are collectively referred to as the “Company.”

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the periods ended July 31, 2024 and 2023.

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

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. As of October 7, 2023 , such attacks collectively resulted in over 1,478 deaths and over 5,400 injured people, in addition to the kidnapping of a currently indefinite number of civilians, including women and children. Shortly following the attack, Israel’s security cabinet declared war against Hamas.

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

On July 31, 2024, Hamas leader, Ismail Haniyeh, was assassinated in Tehran, Iran, which, although not commented on or confirmed by Israel, is largely believed to be attributable to Israel. On July 31, 2024, Israel killed Fouad Shukur, a Hezbollah commander in Lebanon. These actions have caused both Iran and Hezbollah to threaten to retaliate against Israel (although to-date, no retaliatory actions have been confirmed).

It is possible that other terrorist organizations will join the hostilities as well, including Palestinian military organizations in the West Bank. In the event that hostilities disrupt the development of our products, our ability to deliver products to customers in a timely manner to meet our contractual obligations with customers and vendors could be materially and adversely affected.

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

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $171,607,773 as of July 31, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company completing the merger as discussed in Note 13, generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Should the merger not be consummated, Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from related parties, and/or private placement of debt and/or common stock. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. The Company has begun reducing operating expenses and cash outflows by selling PlaySight, as well as selling 75% of Foundation Sports in November and December 2022, respectively to the former shareholders of those companies. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. We have recorded the 25% investment in Foundation Sports at $0. We have recorded our 20% ownership stake in YYEM at $16,500,000.

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the three months ended July 31, 2024, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2025 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, filed with the Securities and Exchange Commission on July 25, 2024.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $28,000 and $40,000 in allowance for doubtful accounts as of July 31, 2024 and April 30, 2024, respectively.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of July 31, 2024 and April 30, 2024 consisted of the following:

	July 31, 2024	April 30, 2024
Finished Goods	$1,845,255	$995,533
Component/Replacement Parts	(240,290)	770,737
Capitalized Duty/Freight	90,882	26,171
Inventory Reserve	(35,000)	(183,245)
Total	$1,660,847	$1,609,196

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

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of July 31, 2024 and April 30, 2024 was $0 and $0, respectively. The Company issued shares in October 2023 to settle the contingent consideration.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the three months ended July 31, 2024:

Note derivative is related to	July 31, 2024 balance	(Gain) loss for the three months ended July 31, 2024
8/6/21 convertible notes	$4,716	$182
6/17/22 underwriter warrants	563	(28)
Total	$5,279	$154

The Black-Scholes option pricing model assumptions for the derivative liabilities during the periods ended July 31, 2024 and 2023 consisted of the following:

	Period Ended July 31, 2024	Period Ended July 31, 2023
Expected life in years	2 – 3.98 years	0.7-10 years
Stock price volatility	150%	150%
Risk free interest rate	4.60%	4.08%-5.37%
Expected dividends	0%	0%

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

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually. The Company records goodwill as the excess purchase price over assets acquired and includes any work force acquired as goodwill. Goodwill is evaluated for impairment on an annual basis.

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

The Company impaired all goodwill as of April 30, 2024.

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

The warrants granted during the periods ended July 31, 2024 and 2023 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

	Period Ended July 31, 2024	Period Ended July 31, 2023
Expected life in years	- years	- years
Stock price volatility	-%	-%
Risk free interest rate	-%	-%
Expected dividends	-%	-%

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations – Accounting for Contract Assets and Contract Liabilities (Topic 805)”. The amendments in this Update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in this Update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of July 31, 2024 and April 30, 2024, the Company had one and two customers that accounted for 63% and 100% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of July 31, 2024 and April 30, 2024, the Company had five and four significant suppliers that accounted for 65%, and 63% of the Company’s trade payables balances, respectively.

Note 5: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	July 31, 2024
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	$360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	—
Internally developed software	4.91	580,000	79,608	500,392	—
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

	Weighted
	Average Period	April 30, 2024
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	—
Internally developed software	4.91	580,000	79,608	500,392	—
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

Amortization expense for the three months ended July 31, 2024 and 2023 was approximately $0 and $0, respectively. The Company impaired $0 in the three months ended July 31, 2024. The remaining $1,000 is a nominal value related to the Company’s patents. This amount is not expected to be amortized any further.

Note 6: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	July 31, 2024	April 30, 2024
Accrued payroll	$1,465,142	$1,304,363
Accrued bonus	1,177,777	1,022,751
Accrued professional fees	73,500	37,212
Other accrued expenses	1,451,331	1,041,046
Total	$4,167,750	$3,405,372

Note 7: NOTE PAYABLE – RELATED PARTY

The discussion of note payable – related party only includes those that existed as of April 30, 2024. For a discussion of all prior note payable – related party we refer you to the Annual Report on Form 10-K filed July 25, 2024 for the fiscal year end April 30, 2024.

On January 14, 2022, the Company entered into two loan agreements with related party lenders, each for $1,000,000, pursuant to which the Company received a total amount of $2,000,000 (the “Loan Agreements”). The loans bear interest at a rate of 8% per annum and are required to be repaid in full by April 30, 2022 or such other date as may be accepted by the lenders. The Company is not permitted to make any distribution or pay any dividends unless or until the loans are repaid in full.

There was $1,169,291 and $1,169,291 in outstanding borrowings from related parties as of July 31, 2024 and April 30, 2024. Interest expense related to the related parties for the three months ended July 31, 2024 and 2023 amounted to $0 and $0 respectively. Accrued interest due to related parties as of July 31, 2024 and April 30, 2024 amounted to $917,957 and $917,957, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

Note 9: NOTES PAYABLE

The discussion of notes payable only includes those that existed as of April 30, 2024. For a discussion of all prior notes payable we refer you to the Annual Report on Form 10-K filed July 25, 2024 for the fiscal year end April 30, 2024.

Cash Advance Agreements

UFS Agreement

On March 6, 2024, the Company entered into an agreement (the “UFS Agreement”) with Unique Funding Solutions (“UFS”) pursuant to which the Company sold $323,350 in future receivables to UFS (the “UFS Receivables Purchased Amount”) in exchange for $200,000 in cash. The Company agreed to pay UFS $9,798.49 each week until the UFS Receivable Amount is paid in full.

In order to secure payment and performance of the Company’s obligations to UFS under the UFS Agreement the Company granted to UFS a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

As at the date hereof, of the UFS Receivables Purchased Amount, $151,595 remains outstanding

Agile Capital Funding

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

As of the date hereof, of the Agile Jan Receivable Amount, $595,714 remains outstanding.

Cedar Agreement #1

On January 29, 2024, the Company entered into an agreement (the “Cedar Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which the Company sold $1,183,200 in future receivables (the “Cedar Receivables Purchased Amount”) to Cedar in exchange for payment to the Company of $752,000 in cash. The Company agreed to pay Cedar $39,440 each week until the Cedar Receivables Purchased Amount is paid in full.

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

As of the date hereof, of the Cedar Receivables Purchased Amount, $554,100 remains outstanding.

Cedar Agreement #2

On April 3, 2024, the Company entered into an agreement with Cedar (the “Cedar Agreement No. 2”) pursuant to which the Company sold $438,000 in future receivables to Cedar (the “Cedar Receivables Purchased Amount No.2”) in exchange for $285,000 in cash. The Company agreed to pay Cedar $14,600 each week until the Cedar Receivables Purchased Amount No. 2 is paid in full. In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement No.2, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

As of the date hereof, of the Cedar Receivables Purchased Amount No. 2, $365,000 remains outstanding.

Cedar Agreement #3

On April 22, 2024, the Company entered into an agreement with Cedar (the “Cedar Agreement No.3”) pursuant to which the Company sold $481,800 in future receivables to Cedar Advance LLC (the “Cedar Receivables Purchased Amount No.3”) in exchange for $310,000 in cash. The Company agreed to pay Cedar $18,530.77 each week until the Cedar Receivables Purchased Amount No. 3 is paid in full. In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement No.3, the Company granted to Cedar a security interest in the following collateral: all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

As of the date hereof, of the Cedar Receivables Purchased Amount No. 3, $426,210 remains outstanding

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

On December 6, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice with regard to certain of the Company’s existing warrants to purchase up to a total of 248,611 shares of Common Stock, consisting of: (i) 70,508 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $35.46 per share with a term of five year (the “September 2022 Five Year Warrants”); (ii) 155,479 shares of Common Stock issuable upon the exercise of warrants issued on September 28, 2022 each at an exercise price of $70.92 per share with a term of seven and one half years (the “September 2022 Seven and a Half Year Warrants”); and (iii) 22,625 shares of Common Stock issuable upon the exercise of warrants issued on January 6, 2023 (the “January 2023 Warrants” and, together with the September 2022 Five Year Warran)s and)the September 2022 Seven and a Half Year Warrants, the “2022 and 2023 Warrants”).

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

Note 10: RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances, amounts paid in satisfaction of liabilities or accrued compensation that has been deferred. The advances are considered temporary in nature and have not been formalized by a promissory note.

The Company has outstanding notes payable of $1,169,291 and $1,169,291 and accrued interest of $917,957 and $917,957 due to a related party as of July 31, 2024 and April 30, 2024, respectively (see Note 7).

The Company recognized net sales of $0 and $50,900 during the three months ended July 31, 2024 and 2023, respectively, to related parties. As of July 31, 2024 and 2023, related parties had accounts receivable due to the Company of $11,330 and $28,800, respectively.

Note 11: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share. As of July 31, 2024 and April 30, 2024, the Company had 2,659,149 and 1,828,541 shares of common stock issued and outstanding, respectively.

For the period May 1, 2024 through July 31, 2024, the Company issued 830,608 shares of common stock to true-up shares in PlaySight acquisition (10), for services rendered (214,128), for the exercise of warrants (505,680) and for fractional shares as part of the 1 for 20 reverse stock split (110,790).

For the period May 1, 2023 through July 31, 2023, the Company issued 189,718 shares of common stock to ambassadors under their agreements (188), to vendors in settlement of accounts payable (67,500), for settlement with former owners of FSS (1,350), for the exercise of warrants (27,000) and to satisfy the profit guarantee on a note (93,680).

Note 12: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the three months ended July 31, 2024 and 2023 amounted to $2,300 and $1,969, respectively.

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

Nasdaq Compliance

Although the Company is currently in compliance with Nasdaq listing requirements, if the Company loses its compliance with the minimum shareholder equity requirement in Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to such deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Nasdaq will issue a delist determination letter and the Company will have the opportunity to request a new hearing. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

Note 13: SUBSEQUENT EVENTS

On May 28, 2024, the Company filed a registration statement in respect of 1,925,000 shares of its common stock consisting of (a) 349,530 Shares and (b) 1,575,470 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants and on August 21, 2024 such registration statement became effective.

From August 1, 2024 through the date hereof, the Company issued 3,776,305 shares of common stock, as follows:

On August 7, 2024, the Company issued 835 shares of common stock upon the exercise of warrants by an institutional investor that were received in connection with a convertible note transaction the Company consummated with such investor in August 2021.

On August 16, 2024, the Company issued 3,775,470 shares of common stock upon the exercise of the Pre-Funded Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended April 30, 2024. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information” elsewhere in this report. Because this discussion involves risks and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

The total loss on disposal of Foundation Sports and PlaySight amounted to $0 in the year ended April 30, 2024.

In April 2023, the Company determined that the technology utilized in Gameface would take substantially more financial resources and more time to bring to market and achieve profitability than originally anticipated. As a result, the goodwill and intangible assets related to Gameface were fully impaired as of April 30, 2023, resulting in an impairment loss of $11,421,817. The Company previously classified Foundation Sports in continuing operations, until December 5, 2022 when they sold 75% of Foundation Sports back to the original owners at which time it deconsolidated this subsidiary and recorded a loss on the sale. The Company also determined to dispose of the PlaySight entity during the year ended April 30, 2024. The Company completed the sale in November 2022 and recorded a loss on the sale at that time. The total loss on disposal of Foundation Sports and PlaySight amounted to $0 in the year ended April 30, 2024. The Company impaired all goodwill as of April 30, 2024.

Although the Company is currently in compliance with Nasdaq listing requirements, if the Company loses its compliance with the minimum shareholder equity requirement in Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”), then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to such deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Nasdaq will issue a delist determination letter and the Company will have the opportunity to request a new hearing. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

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

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock (the “Shares”) and (ii) pre-funded warrants to purchase an aggregate of 1,258,490 shares of Common Stock (the “Pre-Funded Warrants”) at a combined purchase price of $4 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants have an exercise price of $0.0002 per share of Common Stock and became exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants are exercised in full. The aggregate number of shares issued to the January 2024 Investors is 349,530 and the aggregate number of Pre-Funded Warrants is 3,775,470.

From April 2024 through May 2024, the Company acknowledged and agreed to the entrance into certain warrant purchase agreements (the “WPAs”) by the January 2024 Investors and 10 purchasers (the “Pre-Funded Warrant Purchasers”) pursuant to which the January 2024 Investors sold all of the 3,775,470 Pre-Funded Warrants to Pre-Funded Warrant Purchasers for an aggregate amount of $18,877,350 in cash.

On June 27, 2024, the Company (i) increased the number of authorized shares of common stock from 300,000,000 to 1,000,000,000 and (ii) effected a 1-for-20 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock.

On May 28, 2024, the Company filed a registration statement in respect of 1,925,000 shares of its common stock consisting of (a) 349,530 Shares and (b) 1,575,470 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants and on August 21, 2024 such registration statement became effective.

On March 18, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) and a share exchange agreement (the “Exchange Agreement”) to acquire 70% of Yuanyu Enterprise Management Co., Limited (“YYEM”) from Mr. Hongyu Zhou, the sole shareholder of YYEM (“YYEM Seller”) for a combined $56 million (the “Acquisition”). $16.5 million of this amount was paid in cash pursuant to the Purchase Agreement, and the balance will be paid in shares pursuant to the Exchange Agreement. As of September 9, 2024, the Acquisition has not been completed. Such closing will result in a change of control of the Company, as the shareholders of YYEM will become the owners of approximately 75.3% of the issued and outstanding shares of Common Stock and the board of directors of Connexa (the “Board of Directors” or the “Board”) will comprise individuals designated by the YYEM Seller. As part of this transaction, the Company agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established Florida limited liability company called J&M Sports LLC (“J&M”). J&M is owned by Yonah Kalfa and Mike Ballardie.

The Company expects the Acquisition to close following receipt of Nasdaq’s approval of YYEM’s new listing application. The Acquisition will be completed via the purchase of 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, in exchange for 8,127,572 newly issued shares of Common Stock to the sole shareholder of YYEM, Mr. Hongyu Zhou representing 75.3% of the issued and outstanding shares of Common Stock as of the date of the closing. In this connection, the Company’s directors and officers intend to resign from their positions promptly following Nasdaq approval and to be replaced with the following individuals:

The following table lists the names, ages and positions of the individuals who are expected to serve as executive officers and directors of the Company upon completion of the Acquisition:

Name	Age	Position
Thomas Tarala	58	Chief Executive Officer and Director
Guibao Ji	60	Chief Financial Officer
Hongyu Zhou	36	Director
Warren Thomson	48	Director
Chenlong Liu	35	Director
Kong Liu	35	Director

Set forth below is a brief description of the background and business experience for the past five years of individuals who are expected to serve as executive officers and directors of the Company upon completion of the Acquisition.

Thomas Tarala

Thomas Tarala has 30 years of international corporate finance experience in New York, London, and Hong Kong, including as a partner at two leading international law firms and as General Counsel for the international operations of one of the largest private conglomerates in China. As a partner of Baker McKenzie from 2022 to 2024 and another international firm earlier in his career, Thomas has led U.S. securities practices in Hong Kong, advising on equity and debt transactions, as well as cross-border joint ventures involving companies listed on Nasdaq. With a particular focus on the technology sector, he has acted for companies and investment banks in Mainland China, Hong Kong, Singapore, Indonesia, and Thailand, including on award-winning transactions in the region.

As General Counsel in the overseas headquarters of HNA Group (International) Company Limited, a large conglomerate, from 2017 to 2022, Thomas worked closely with the business teams on a wide range of corporate and finance transactions, including multi-billion dollar acquisitions and divestments of household-name companies, the sale of airlines, and a range of investments ranging from New York and London skyscrapers to global technology companies, as well as numerous companies that were number one globally in their respective fields.

Thomas graduated magna cum laude and Phi Beta Kappa from Georgetown University with a Bachelor of Science degree in Foreign Service and holds a Juris Doctor degree from the University of Virginia School of Law. Thomas speaks English, French, Spanish, and Mandarin and is qualified to practice law in New York, Connecticut, Florida, England and Wales, and Hong Kong.

Guibao Ji

Guibao Ji has been a certified public accountant in China for 25 years and has worked as an accountant at Shenzhen Wanda Accounting Firm since January 2005. He is a partner of the firm and also an independent director of a number of listed companies, including Brightstar Technology Group and Hekeda Technology Co. Ltd.

Mr. Ji graduated from Central Radio and TV University in 1994 with a degree in Business Accounting. He was certified by the Chinese Institute of Certified Public Accountants in 1999.

Hongyu Zhou

Hongyu Zhou has 15 years of experience founding, growing, and managing successful enterprises. His experience extends to such areas as enterprise management, entertainment technology, and information technology, including as an investor and business manager of a technology company, as a founder and manager of an innovative entertainment company, and as the founder and manager of several technology companies. Mr. Zhou has served as the Chairman of each of Shenzhen Qiangwo Entertainment Technology Co., Ltd. and Shenzhen Qianyue Information Technology Co., Ltd. since 2021. Mr. Zhou founded Shenzhen Yuanzu Century Network Technology Co., Ltd. in 2020 and Shenzhen Qiangwo Entertainment Technology Co., Ltd. in 2017. In founding, managing, and growing companies across various industries, Mr. Zhou has honed his skills in strategic planning, business development, and team leadership.

Warren Thomson

Warren Thomson is a lawyer with over 20 years of experience at international law firms and companies. Mr. Thomson served as a partner at Hogan Lovells, an international law firm in Dubai from 2013 to 2017, where he advised companies of all sizes in the Middle East and Asia through the whole of their corporate lifecycle, from incorporation through financing and expansion, and sometimes to winding-up. This experience included mergers and acquisitions, and commercial transactions, as well as regulatory, employment, and corporate finance matters. Mr. Thomson worked at HNA Group (International) Company Limited as Senior Counsel from 2018 to 2022 and as General Counsel in 2022, and since 2022 he has served as General Counsel (Overseas) at Link Asset Management Limited, the manager of Link REIT, a multi-billion-dollar real estate investment trust listed in Hong Kong.

Mr. Thomson graduated with a Bachelor of Arts degree from Canberra University and a Bachelor of Laws degree with Honors from Australian National University before earning a Graduate Diploma in legal practice from the College of Law in Sydney. Mr. Thomson is a member of the Australian Chamber of Commerce (sitting on the Finance, Legal and Tax Committee) and the Association of Corporate Counsel and is qualified to practice law in New South Wales (Australia) and Hong Kong.

Chenlong Liu

Chenlong Liu is a certified public accountant, as well as an investor active in the technology industry. Mr. Liu’s career has focused on technology-related investments and mergers and acquisitions. He has participated in many well-known transactions in the industry. As an investment director at China Fusion Capital from 2016 to 2020, he helped execute Nasdaq-listed iQiyi’s convertible bond transactions, Kosdaq-listed Longtu’s acquisition and reverse takeover, Hong Kong-listed Kuaishou’s Series B investment round, and China Fusion Capital’s acquisition of Particle, Inc. Since 2020, Mr. Liu has served as a director of Particle, a San Francisco-based technology company.

Mr. Liu earned a Bachelor of Science degree in mathematics from the University of Minnesota–Twin Cities in 2013 and was awarded a master’s degree in accounting from George Washington University in 2015. Mr. Liu became a certified public accountant in Washington State in January 2019.

Kong Liu

Kong (“Luke”) Liu is an entrepreneur with experience in both traditional industries and the technology and Web3 areas. (He is not related to Chenlong Liu.) Mr. Liu has experience in management and strategy roles in companies ranging from startups to multinationals, and he has founded several companies over the years. Mr. Liu has has a particular focus on digital strategies at both traditional retailers and technology companies, as well as in the recruitment field. He serves as the CEO of World@Meta, a Singapore-based technology company developing mobile apps and games, where maximizing user engagement is a primary objective. He also serves as a managing director of MS Consultancy Pte Ltd, a business consultancy that he founded in November 2020. In such environments, Mr. Liu has been responsible for establishing the vision of the enterprise and working across teams to make that vision a reality.

Mr. Liu graduated from Nanyang Polytechnic, in Singapore, with a Diploma of Information Technology and from Trent University, in Canada, with a Bachelor of Business Administration.

The following table identifies the individual who are expected to serve as independent and non-independent board and committee members of the Company upon completion of the Acquisition:

Name:	Independent	Audit	Compensation	Nominating
Thomas Tarala
Hongyu Zhou
Warren Thomson	Yes	Yes	Yes	Yes
Chenlong Liu	Yes	Yes	Yes	Yes
Kong (“Luke”) Liu	Yes	Yes	Yes	Yes

As an inducement to the Company to complete the Acquisition, YYEM has agreed to make an aggregate payment to the Company of $4.5 million in cash of which $2 million has been transferred to the Company to-date and of which $556,629 has been transferred to the parties that arranged the Acquisition prior to the date hereof.

Following the closing of the Acquisition, the Company will sell, transfer and assign all of its legacy business, assets and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to a newly established Florida limited liability company called J&M Sports LLC (“J&M”) and will agree that J&M will have the sole right to and obligations of the Legacy Business and will be liable to the Company for any losses arising from third-party claims against the Company arising from liabilities related to the Legacy Business.

Established in November 2021, YYEM is based in Hong Kong and operates in the emerging love and marriage market sector. YYEM owns what the Company believes is proprietary intellectual property (IP), that the Company believes is unique to this business sector, covering YYEM’s online presence as well as its offline retail store operation. Its AI matchmaker application integrates with existing Big Data models and provides an ability to connect to other larger AI models.

A licensee partner of YYEM that is located in China operates 200 retail stores across 40 cities. One-time subscriber matchmaker fees, reaching up to $1,500, provide the subscriber with a bespoke matchmaking service, delivered through face-to-face interactions across Hand-in-Hand branded offline stores.

YYEM collected royalties of approximately $1.9 million (audited) in its fiscal year ended January 31, 2024 In addition, YYEM has entered into term sheets with three entities (one in Hong Kong for rights to use the IP in Japan and South Korea among other locations, one in the UK for rights to use the IP in Europe, and one in the USA for rights to use the IP in Sub-Saharan Africa, with cumulative possible revenues over the next three years of in excess of $70 million.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL and Gameface are collectively referred to as the “Company.” Following the closing of the Acquisition and the separation of the Legacy Business, the Company’s historic operations will no longer be part of the Company’s operations and YYEM will be the Company’s operating subsidiary. The results of the Company’s operations for the three months ended July 31, 2024 reflect the Legacy Business operations and are not necessarily representative of what the results of operations of the Company (based on YYEM’s results of operations) will be following the closing of the Acquisition.

Results of Operations for the Three Months Ended July 31, 2024 and 2023

The following are the results of our operations for the three months ended July 31, 2024 as compared to 2023:

	For the Three Months Ended
	July 31, 2024	July 31, 2023	Change
	(Unaudited)	(Unaudited)

Net sales	$704,899	$3,120,231	$(2,415,332)
Cost of sales	432,778	2,227,482	(1,794,704)
Gross Profit	272,121	892,749	(620,628)

Operating expenses:
Selling and marketing expenses	146,137	242,353	(96,216)
General and administrative expenses	3,381,179	2,505,060	876,119
Research and development costs	0	-	0
Total operating expenses	3,527,316	2,747,413	779,903
Loss from operations	(3,255,195)	(1,845,664)	(1,400,531)

Other expenses (income):
Amortization of debt discounts	0	(777,192)	777,192
Loss on conversion of accounts payable to common stock	0	(289,980)	289,980
Gain on change in fair value of derivative liability	154	2,144,554	(2,144,400)
Derivative expense	0	-	0
Interest expense - related party	0	-	0
Interest expense	(965,704)	(69,483)	(896,221)
Total other (income) expense	(965,550)	1,007,899	(1,973,449)

Net loss from continuing operations	$(4,220,745)	$(846,765)	$(3,373,980)

Net sales

Net sales decreased $2.42 million, or -77%, during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. The decrease was as a direct result of on-going inventory availability issues stemming back to the start of calendar 2024. The company had limited Tennis Launcher inventory (its primary revenue driver) available for sale through our e-commerce platform in North America nor to any of our international distributor-managed markets throughout the quarter ended July 31, 2024. The majority of revenues generated within the quarter came from our D2C Pickleball Launcher sales within North America.

Cost of sales and Gross income

Cost of sales decreased $$1.79 million or -81% during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023, which is directly as a result of the decrease in net sales. Gross income decreased $0.62 million, or -70%, during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. This reduction in gross income is driven primarily as a result of the net sales reduction. Gross Margin on the actual sales made remained positive at 41%.

Selling and marketing expenses

Selling and marketing expenses decreased $0.96 million, or -40%, during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. This decrease is a direct result of the reduction in net sales and the associated ceasing of all Tennis product related marketing activities.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation (including share-based compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $0.88 million or 35% during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. This increase is primarily driven by an increase in debt settlement, issuance of share-based compensation to several employees and board directors and on-going legal and other professional fees related to the acquisition of YYEM and management of the company’s Nasdaq compliance within the period.

Research and development costs

Research and development costs remained at $0 or 0% during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. This inactivity in research and development activity is primarily driven by the Company’s limited cash flow being available for investment, linked to our significant reduction in net sales.

Loss From Operations

Loss from operations increased by $1.4 million or 76% in the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. This increase in loss in operations was driven by a combination of an $0.78 million increase in total operating expenses recorded in the quarter, coupled with a reduced in gross profit of $0.62 million.

Other expense

Total other expense decreased $2.00 million or 196% during the three months ended July 31, 2024 as compared to the three months ended July 31, 2023. We recorded an improvement in both amortization of debt discounts of $0.78 million; in loss on conversion of accounts payable to common stock of $0.29 million; in fair value of derivatives of $2.15 million. Excluding these improvements, we recorded an increase in interest payments of $0.90 million for the periods to July 31, 2024 and 2023 respectively, an increase of 1290%.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $171,607,773 as of July 31, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended July 31, 2024 and 2023:

	For the Three Months Ended
	July 31, 2024	July 31, 2023
Net cash provided by operating activities	$(72,646)	$803,363
Net cash used in investing activities	0	-
Net cash (used in) financing activities	1,614,958	601,002

We had cash and cash equivalents of $1,711,283 as of July 31, 2024, as compared to $229,705 as of April 30, 2024.

Net cash used in operating activities was $(72,646) during the three months ended July 31, 2024, as compared to net cash used in operating activities of $803,363 during the same period in 2023. Our net cash used in operating activities during the three months ended July 31, 2024 was primarily the result of our net income of $(4,220,745) for the period, and our net non-cash expenses of $(965,550), incorporating the change in fair value of derivative liability, reductions in shares and warrants issued for services, share-based compensation, amortization of debt discounts, interest and interest due to related parties, settlement expense, loss on depreciation, amortization and impairment expenses, as well as changes in our current assets and liabilities related to our operations. The most notable changes occurred in our inventory and prepaid inventory which decreased in the three month periods, together with significant decreases in accounts payable, accrued expenses, derivative liabilities, contingent consideration and an increases in accounts receivable, accrued interest, current portion of notes payable, net of discount related and other current liabilities.

We incurred $0 and no investing activities in either of the three-month periods ended July 31, 2024 and 2023.

Net cash used in financing activities was $1,614,958 for the three months ended July 31, 2024, as compared to net cash provided by financing activities of $601,002 for the same period in 2023. The changes is financing activities for the three months ended July 31, 2024 primarily consisted of proceeds of $1,618,176 resulting from the exercise of warrants, $(3,218) from proceeds of notes payable, offset by $0 in payments of notes payable to related parties and $0 in payments of notes payable. Changes in financing activities for the three months ended July 31, 2023 consisted of 0$(298,834) in payments of notes to related parties and $(302,168) in payment of notes payable.

Description of Indebtedness

Notes Payable – Related Party

On January 14, 2022, the Company entered into two loan agreements with Yonah Kalfa and Naftali Kalfa, each for $1,000,000, pursuant to which the Company received a total amount of $2,000,000. The loans bear interest at a rate of 0% per annum and are required to be repaid in full by July 31, 2024 or such other date as may be accepted by the lenders. The Company is not permitted to make any distribution or pay any dividends unless or until the loans are repaid in full. The company has subsequently agreed with the lenders to extend the repayment deadline to Jully 31, 2025.

There were $1,169,291 and $1,169,291 in outstanding borrowings from the Company’s related parties for the period ended July 31, 2024 and April 30, 2024, respectively. Accrued interest due to related parties as of July 31, 2024 and April 30, 2024 amounted to $917,957 and $917,957, respectively.

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

Going Concern

Our independent registered public accounting firm auditors’ report accompanying our April 30, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of July 31, 2024 due to the material weaknesses that were identified and listed below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s control over financial reporting since April 30, 2024.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended April 30, 2024. Risk factors in respect of YYEM are set forth below:

Risks Related to the Acquisition

The market price of our Common Stock will continue to fluctuate.

The market price of our Common Stock will continue to fluctuate, potentially significantly, as a result of a variety of factors, including, among others, general market and economic conditions, and changes in our business, operations and prospects, in interest rates, in general market, industry and economic conditions and in other factors generally affecting stock prices, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which we will operate. Our market capitalization and trading volume may contribute to greater volatility. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, our Common Stock, regardless of our actual operating performance.

Failure to complete the Acquisition, which includes the Share Exchange, could negatively impact Connexa’s stock price and we may not be able to avoid dissolution.

If the Acquisition is not completed for any reason, it is likely that our Common Stock would be delisted from Nasdaq, with all the attendant risks described below in this section. Furthermore, if the Acquisition is not completed, the price of our Common Stock may decline significantly. If that were to occur, it is uncertain when, if ever, the price of our Common Stock would reach the price implied in the Acquisition or at which it traded as of the date we announced the Purchase Agreement and the Exchange Agreement. Accordingly, if the Acquisition is not completed, there can be no assurance as to the effect on the future value of your shares of our Common Stock.

Following the Acquisition, our stockholders will have a significantly lower ownership and voting interest in us than they currently have in Connexa and will exercise less influence over management and policies of Connexa.

Based on the number of shares of our Common Stock outstanding as of the close of business on August 9, 2024, stockholders of the Company are expected to own approximately 17.6% of the outstanding shares of our Common Stock and the YYEM shareholder is expected to own approximately 82.4% of the outstanding shares of our Common Stock. Consequently, the YYEM Seller will be able to exert significant influence over certain matters, including matters that must be resolved by a general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interest of this shareholder may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that this shareholder may seek to pursue. Additionally, stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they experienced in connection with that transaction.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Acquisition.

The Acquisition is subject to a number of conditions to Closing as specified in the Exchange Agreement. No assurance can be given that the required governmental and regulatory consents and approvals will be obtained or that the required conditions to Closing will be satisfied. Additionally, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Acquisition could cause Connexa not to realize, or to be delayed in realizing, some or all of the benefits that Connexa and YYEM expect to achieve if the Acquisition is successfully completed within its expected time frame.

Except in specified circumstances, if the Closing has not occurred by the Termination Date, either Connexa or YYEM Seller may choose not to proceed with the transaction.

Either Connexa or YYEM Seller may terminate the Exchange Agreement if the Acquisition has not been consummated by the date that is 180 days from the date of the Exchange Agreement, the Termination Date. However, this right to terminate the Exchange Agreement will not be available to Connexa or YYEM Seller if such party has materially breached any of its representations, warranties, covenants or agreements under the Exchange Agreement and such breach has been a contributing factor that resulted in the failure of the Acquisition to be consummated by the Termination Date.

Whether or not the Acquisition is completed, the announcement and pendency of the Acquisition could cause disruptions in the business of Connexa, which could have an adverse effect on its business and financial results.

Regardless of whether the Acquisition is completed, the announcement and pendency of the Acquisition could cause disruptions in the business of Connexa, including by diverting the attention of Connexa’s management toward the completion of the Acquisition. In addition, Connexa has diverted significant management resources in an effort to complete the Acquisition and is subject to restrictions contained in the Exchange Agreement on the conduct of its business. If the Acquisition is not completed, Connexa will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

A market for our Common Stock may not continue, which would adversely affect the liquidity and price of our Common Stock.

Following the Acquisition, the market price of our Common Stock may fluctuate significantly due to the market’s reaction to the Acquisition and general market and economic conditions. An active trading market for our Common Stock following the Acquisition may never develop or, if developed, it may not be sustained. In addition, the market price of our Common Stock after the Acquisition may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our Common Stock becomes delisted from Nasdaq for any reason and is relegated to the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of our Common Stock will be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your shares of Common Stock unless a market for our Common Stock can be established or sustained.

Although we expect that our Common Stock will remain listed on Nasdaq, there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

On several occasions in the past, we have failed to comply with Nasdaq’s listing rules. We cannot assure you that we will be able to meet Nasdaq’s continued listing standards, and we can provide no assurance that we will be able to satisfy the initial listing requirements.

If Nasdaq delists our Common Stock due to our failure to meet its continued listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our Common Stock is a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of analyst coverage and more limited universe of potential investors in our securities; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Following the Acquisition, the price of our Common Stock may be especially volatile, and if the Acquisition’s benefits do not meet the expectations of investors, stockholders, or financial analysts, the market price of our Common Stock may decline.

Prior to the Acquisition, there was no public market for YYEM’s securities. Accordingly, the valuation ascribed to YYEM and our Common Stock in the Acquisition might not have been indicative of the price that will prevail in the trading market following the Acquisition. If an active market for our Common Stock continues, the trading price could be especially volatile, and fluctuations in the price of our Common Stock could contribute to the loss of all or part of your investment. For the period following the Acquisition and beyond, our stock price may be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below, among others, could have a material adverse effect on your investment, and our Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our Common Stock may not recover and may experience a further decline.

If the benefits of the Acquisition, and the performance of the Company more broadly, do not meet the expectations of investors or securities analysts, the market price of our Common Stock may decline. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

YYEM may not realize anticipated growth opportunities.

We expect that YYEM will realize growth opportunities and other financial and operating benefits as a result of the Acquisition, although we cannot predict with certainty if or when these growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Acquisition may be offset by costs incurred in connection with the Acquisition, or as a result of being part of a public company.

Risks Related to Our Business, Operations, Industry, Legal and Regulatory Requirements

References in this section to “we,” “us,” “our,” “YYEM” and the “company” refer to YYEM and its subsidiaries.

We are dependent on third parties for a significant portion of our revenue through intellectual property licensing agreements, and we may not realize the expected benefits of such arrangements.

We have in the past entered into, and may continue to enter into, licensing arrangements with third parties that we believe will commercialize our intellectual property and bolster our revenue.

Our revenue from licensing agreements increased significantly in the year ended January 31, 2024 and increased further in the three-month period ended April 30, 2024, constituting substantially all of our revenue, and our results of operations have been, and may continue to be, affected by such arrangements. Licensing agreements involving our intellectual property are subject to various risks. Our licensees may fail to comply with their obligations set out in the respective agreements. If the licensees generate insufficient revenue from their operations, they may be unable to meet the minimum payments required under the agreements. Our licensees may elect to cease the licensing arrangements due to a change in their strategic focus, the availability of funding, or other external factors. Termination of any licensing arrangements may result in a reduction in our revenue and the need for replacement arrangements with other licensees.

Our licensees have significant discretion in determining the efforts and resources that they will apply to their own operations, potentially resulting in less revenue than we anticipate at the outset of the relationship. Such licensees may independently develop intellectual property that could substitute for ours or may partner with competitors offering different technology.

Our licensees may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property rights or our rights over our proprietary information or could expose us to potential liability.

Disputes may arise between us and our licensees that interfere with the licensing arrangements or lead to the termination of the licensing agreements. Such disputes could result in costly litigation or arbitration that diverts management attention and resources.

As we expand to new jurisdictions, if we fail to enter into licensing arrangements for a particular territory with a suitable strategic partner and do not have sufficient funds or local expertise to undertake the necessary commercialization activities ourselves, we may not be able to generate revenue from such territory.

For these and other reasons, we may not achieve the outcomes expected from our licensing arrangements. These arrangements are subject to significant business, economic, and competitive uncertainties and contingencies, many of which are difficult to predict and are beyond our control. We may face operational and financial risks including increases in near- and long-term expenditure, exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention. Even if we achieve the expected benefits, we may not be able to do so within the anticipated time frame. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.

The love and marriage market sector, including matchmaking apps, is competitive, with low switching costs and a consistent stream of new services and entrants, and innovation by competitors may disrupt our business.

The love and marriage market sector, including matchmaking apps, is competitive, with a consistent stream of new services and entrants. Some of our competitors may enjoy better competitive positions in certain geographical regions, user demographics, or other key areas that we currently serve or may serve in the future. These advantages could enable such competitors to offer services that are more appealing to users and potential users than our services or to respond more quickly or cost-effectively than us to new or changing opportunities.

In addition, within the love and marriage market sector generally, costs for consumers to switch between services are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple services at the same time. As a result, new services, entrants, and business models are likely to continue to emerge. If we become established as a dominant player in any particular market, it is possible that a new service could gain rapid scale at the expense of existing brands by harnessing a new technology, such as generative AI, or a new or existing distribution channel, creating a new or different approach to connecting people, or some other means. We may need to respond by introducing new services or features, and we may not be successful in that. If we do not sufficiently innovate to provide new services, or improve upon existing services, that our users or prospective users find appealing, we may be unable to continue to attract new users or continue to appeal to existing users.

Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their services, take advantage of acquisitions or other opportunities more readily, or develop and expand their services more quickly than we do. Potential competitors also include established social media companies that may develop features or services that compete with ours or operators of mobile operating systems and app stores. For example, Facebook offers a dating feature on its platform, which it rolled out globally several years ago and has grown dramatically in size supported by Facebook’s massive worldwide user footprint. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, coupled with ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us, including by offering different features or services that users may prefer or offering their services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.

If we are not able to compete effectively against current or future competitors as well as other services that may emerge, or if our decisions regarding where to focus our investments are not successful in the long term, the size and level of engagement of our user base may decrease, which could have an adverse effect on our business, financial condition, and results of operations. If, similarly, our licensees are unable to compete effectively or are unsuccessful in this regard, the size and level of engagement of their user base may decrease, which could impact their payments to us and therefore have an adverse effect on our business, financial condition, and results of operations.

The limited operating history and geographic reach of YYEM’s brands and services makes it difficult to evaluate our current business and future prospects.

We seek to tailor our services to meet the preferences of specific geographies, demographics, and other communities of users. Building a given brand or service is generally an iterative process that occurs over a meaningful period of time and involves considerable resources and expenditure. The historical growth rate of any brand or service may not be indicative of future growth rates for the brand or service or for brands and services that we may launch in other jurisdictions. We may encounter risks and difficulties as we build our brands and services. The failure to successfully scale these brands and services and address these risks and difficulties could adversely affect our business, financial condition, and results of operations.

If we fail to add users, our revenue, financial results, and business may be significantly harmed.

Our financial performance will be significantly determined by our success in adding and retaining users of our services. The size of our user base is impacted by a number of factors, including competing products and services and global and regional business, macroeconomic, and geopolitical conditions.

If people do not perceive our services to be useful, we may not be able to attract or retain users. With each new generation of users, expectations of our services change and user behaviors and priorities shift. As a result, we may need to further leverage our existing capabilities or advances in technologies such as artificial intelligence (“AI”) and those relating to the metaverse, or adopt new technologies, to improve our existing services or introduce new services in order to better satisfy existing users and to expand our penetration of what continues to be a large available new-user market. However, there can be no assurance that further implementation of technologies such as AI and those relating to the metaverse will enhance our services or be beneficial to our business, and the introduction of new features or services to our existing services may have unintended consequences for our ecosystem, which could lead to fluctuations in the size of our user base.

If we are unable to maintain or increase the size of our user base (or if our licensees are unable to do so), our revenue and other financial results may be adversely affected. Furthermore, as the size of our user base fluctuates in one or more markets from time to time, we may become increasingly dependent on our ability to maintain or increase levels of monetization in order to grow our revenue. Any significant decrease in user retention or growth could render our services less attractive to users, which would likely have a material and adverse impact on our business, financial condition, and results of operations.

As we develop our own offerings for end users, our growth and profitability will rely, in significant part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in those efforts could adversely affect our business, financial condition, and results of operations.

Attracting and retaining users for our services will involve considerable expenditure for online and offline marketing, likely requiring higher marketing outlays over time in order to sustain our growth. This also applies to our licensees, whose success is a key component of our own. Evolving consumer behavior can affect the availability of profitable marketing opportunities. Offline campaigns may diminish in effectiveness as consumers move increasingly online. Online campaigns may become less fruitful as large tech platforms, such as Apple and Google, increasingly limit advertisers’ ability to access and use unique advertising identifiers, cookies, and other information to acquire potential users (such as Apple’s rules regarding the collection and use of identifiers for advertising, often referred to as IDFA). This is especially important for us, given that our offline storefronts are an important component of our business model and identifying which users are most likely to be amenable to in-person services is therefore also key to our success. To continue to reach potential users and grow our businesses, we will likely be required to identify and devote more of our overall marketing expenditure to newer advertising channels, such as social media and online video platforms. We could have less success using these newer advertising channels and methods to identify potential customers. There can be no assurance that we will be able to appropriately manage our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition, and results of operations.

Distribution and marketing of, and access to, the online services offered by us and our licensees may rely, in significant part, on a variety of third-party platforms, in particular, mobile app stores. If these third parties limit, prohibit, or otherwise interfere with features or services or change their policies in any material way, it could adversely affect our business, financial condition, and results of operations.

We will market and distribute our online services (including our AI matchmaker application) through a variety of third-party distribution channels, some of which may limit or prohibit advertisements for services such as ours, whether because they decide to launch competing offerings in the same industry or because they are reacting to poor behavior by other industry participants, or for some other reason. Furthermore, certain platforms on which we market our services may not properly monitor or ensure the quality of content located adjacent to or near our advertisements on such platforms, which may have a negative effect on consumers’ perceptions of our company. Any of these developments could rise to a level where our business, financial condition, and results of operations is adversely affected.

Additionally, our mobile applications will be most often accessed through the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate, or otherwise interfere with our ability to distribute or promote our applications through their stores, our ability to update our applications, and our ability to access information that they collect about our users. To the extent either of them does so, our business, financial condition, and results of operations could be adversely affected.

The success of our services for end users will depend, in part, on our ability to access, collect, and use personal data about our users and subscribers.

We will rely extensively on the Apple App Store and Google Play Store, as well as other technology platforms, to distribute and monetize our mobile applications. Our users and subscribers will pay through these platforms, which will prevent us from accessing key user data that we would otherwise receive if we transacted with our users and subscribers directly. This could negatively impact our customer relationship management efforts, our ability to reach new segments of our user and subscriber bases and the population generally, the efficiency of our paid marketing efforts, the rates we are able to charge advertisers seeking to reach users and subscribers of our services, our ability to comply with applicable law, and our ability to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including underage individuals and bad actors, all of which could cause our business, financial condition, and results of operations to be adversely affected.

As the distribution of our online services through app stores increases, in order to maintain our profit margins, we may need to take steps to offset increasing app store fees by decreasing traditional marketing expenditure, increasing user volume or monetization per user, or consolidating back-office and technical functions, or by engaging in other efforts to increase revenue or decrease costs generally.

While we expect that our mobile applications will be free to download from intermediary platforms like the Apple App Store and the Google Play Store, we intend to offer our users the opportunity to purchase subscriptions and features within the applications. These purchases are in most cases required to be processed through the in-app payment systems provided by the intermediary, thus requiring us to pay them a meaningful share of the revenue we receive from these transactions.

While we are constantly innovating and developing our own payment systems and methods, given the expected increase in fees relating to these intermediary platforms, we may in the future need to offset these increased fees by decreasing traditional marketing expenditure as a percentage of revenue, increasing user volume or monetization per user, or consolidating back-office or technical functions, or by engaging in other efforts to increase revenue or decrease costs generally.

Challenges properly managing the use of artificial intelligence could result in reputational harm, competitive harm, and legal liability.

We and our licensees are working to integrate AI technologies into our services, which integrations may become important to our operations over time. Our competitors or other third parties may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI algorithms and training methodologies may be flawed. If the content or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, offensive, biased, or otherwise improper or harmful, we may face reputational consequences or legal liability, and our business, financial condition, and results of operations may be adversely affected. Furthermore, the use of AI has been known to result in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI-enhanced services. Any such cybersecurity incidents related to our use of AI could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience reputational harm, competitive harm, or legal liability. The rapid evolution of AI will require the dedication of significant resources to develop, test, and maintain AI technologies, including to further implement AI ethically in order to minimize unintended harmful impact. While we will aim to deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.

The legal and regulatory landscape surrounding generative AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, discrimination, cybersecurity, and privacy and data protection. Compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI, impose significant operational costs, and limit our ability to develop, deploy, or use AI technologies. Furthermore, the integration of AI technologies into our services may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or reputational harm.

Foreign currency exchange rate fluctuations may adversely affect our results of operations.

Because our reporting currency is the U.S. dollar but our revenue may be received in various other currencies due to our international operations, our revenue could be reduced when translated into U.S. dollars during periods of a strengthening U.S. dollar. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenue into U.S. dollar-denominated operating results affects the period-to-period comparability of such results and could also result in foreign currency exchange gains and losses.

We depend on our key personnel.

Our future success will depend on our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the markets where we operate, with the continued contributions of our management, our sales teams, and our technology teams being especially critical to our success. Competition for well-qualified employees is intense, and our continued ability to compete effectively depends, in part, on our ability to attract new employees.

Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of management or other institutional knowledge, our ability to execute short- and long-term strategic, financial, and operating goals, as well as our business, financial condition, and results of operations generally, could be adversely affected.

In addition to intense competition for talent, workforce dynamics are constantly evolving, such as recent broad shifts to hybrid work models. If we do not manage changing workforce dynamics effectively, it could materially adversely affect our culture, reputation, and operational flexibility going forward.

Our success depends, in part, on the integrity of our systems and infrastructure and on our ability to enhance, expand, and adapt these in a timely and cost-effective manner.

To succeed, our systems and infrastructure must perform well on a consistent basis. We may from time to time experience system interruptions that make some or all of our systems or data unavailable and prevent our services from functioning properly for our users. Any such interruption could arise for any number of reasons, including as a result of our own actions, actions by government agencies, cyberattacks, fire, power loss, telecommunications failures, computer viruses, software bugs, acts of God, and similar events. While we have backup systems in place for certain aspects of our operations, not all of our systems and infrastructure are fully redundant, disaster recovery planning is not sufficient for all eventualities, and our property and business interruption insurance coverage may not be adequate to fully compensate us for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences, tarnish our reputation, and decrease demand for our services, any or all of which could adversely affect our business, financial condition, and results of operations.

We will work on our technology and network to improve the experience of our users, accommodate substantial increases in the volume of traffic to our various platforms, and ensure acceptable load times for our services, and keep up with changes in technology and user preferences. Any failure to do so in a timely and cost-effective manner could adversely affect our users’ experience with our various services, thereby negatively impacting the demand for our services, and could increase our costs, either of which could adversely affect our business, financial condition, and results of operations.

From time to time, we may augment and enhance, or transition to other, enterprise resource planning, human resources, financial, or other systems. Such actions may cause us to experience difficulties in managing our systems and processes, which could disrupt our operations, the management of our finances, and the reporting of our financial results, which, in turn, may result in our inability to manage the growth of our business and to accurately forecast and report our results, each of which could adversely affect our business, financial condition, and results of operations.

We may not be able to protect our systems and infrastructure from cyberattacks and may be adversely affected by cyberattacks experienced by third parties.

As we build out our online offerings, we may find ourselves targeted by cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks, and attempts to misappropriate customer information, including personal user data, credit card information, and account login credentials. While we continue to invest in the protection of our systems and infrastructure, in related personnel and training, and in employing a data minimization strategy where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Any cyber or similar attack that we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our services, tarnish our reputation, result in the disclosure of confidential or sensitive information of our users, and be costly to remedy, as well as subject us to investigation by regulatory authorities or to litigation that could result in liability to third parties.

The impact of cyber or similar attacks experienced by any third parties who provide services to us or might otherwise process data on our behalf could have a similar effect on us. Even cyber or similar attacks that do not directly affect us or our third-party service providers or data processors may result in widespread access to user data, for instance through account login credentials that such users might have used across multiple internet sites, including our sites, or directly through access to user data that these third-party service providers could process in the context of the services they provide to us. These events can lead to government enforcement actions, fines, and litigation, as well as a loss of consumer confidence generally, which could make users less likely to use or continue to use our services. The occurrence of any of these events could have an adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, on the integrity of third-party systems and infrastructure.

We may rely on third parties, primarily data centers and cloud-based, hosted web service providers, as well as third-party computer systems, service providers, and broadband and other communications systems, in connection with the provision of our services generally, as well as to facilitate and process certain transactions with our users. We will have no control over any of these third parties or their operations, and such third-party systems are increasingly complex. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages, or delays in our systems or those of our third-party providers, deterioration in the performance of these systems, or cyber or similar attacks on these systems could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition, and results of operations.

If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.

We receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including, without limitation, credit card information and user-to-user communications. We also enable our users to share their personal information with each other. In some cases, we may engage third-party service providers to store or process this information. We work to protect the security, integrity, and confidentiality of this information, but we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur in the future or that third parties will not gain unauthorized access to, or will not use for unauthorized purposes, this information despite our efforts. When such events occur, we may not be able to remedy them, and we may be required by an increasing number of laws to notify regulators and individuals whose personal information was processed, used, or disclosed without authorization. We may also be subject to claims against us, including government enforcement actions, fines, and litigation, and have to expend significant capital and other resources to mitigate the impact of such events, including by developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our service providers) occur, the perception of the effectiveness of our security measures, the security measures of our service providers, and our reputation may be harmed, we may lose current and potential users, and our reputation and competitive position may be tarnished, any or all of which might adversely affect our business, financial condition, and results of operations.

Our business is subject to complex and evolving laws and regulations, including with respect to data privacy and platform liability. These laws and regulations are subject to change and uncertain interpretation and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, legal claims, monetary penalties, or other harm to our business.

As we plan on expanding our footprint internationally, we will be subject to a variety of laws and regulations that involve matters that are important to or may otherwise impact our business. We are indirectly affected by laws and regulations in jurisdictions where we do not operate but our licensees do. Some laws and regulations can be enforced by private parties in addition to governmental entities and are constantly evolving and subject to change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we and our licensees operate, and such laws and regulations may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These laws and regulations, as well as any associated inquiries, investigations, or other government actions, may be costly to comply with and may delay or impede the development of new services, require changes to or cessation of certain business practices, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or modifications to existing business practices.

Tax laws, in particular, are subject to interpretation by the relevant taxing authorities. While we endeavor to comply with applicable law, there can be no assurance that the relevant taxing authorities will not take a position contrary to us, and if so, that such position will not adversely affect us, directly or indirectly. Any events of this nature could adversely affect our business, financial condition, and results of operations.

Proposed or new legislation and regulations could also adversely affect our business. To the extent new or more stringent measures are required to be implemented, impose new liability, or limit or remove existing protections, our business, financial condition, and results of operations could be adversely affected.

The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet or our services, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for our service offerings and increase our cost of doing business, thereby negatively impacting our business, financial condition, and results of operations.

We are subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience, any of which could adversely affect our business, financial condition, and results of operations.

We will accept payment from our users primarily through credit card transactions and certain online payment service providers. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by the breach. To the extent our users are affected by such a breach experienced by us or a third party, we would need to contact such users to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition, and results of operations.

Even if our users are not directly impacted by a given data security breach, they may lose confidence in the ability of service providers to protect their personal information generally, which could cause them to stop using their credit cards online or choose alternative payment methods that are less convenient or more costly for us or otherwise restrict our ability to process payments without significant effort on the part of the user or us, or both.

Additionally, if we fail to adequately prevent fraudulent credit card transactions, we may face litigation, fines, governmental enforcement action, civil liability, diminished public perception of our security measures, significantly higher credit card-related and remediation costs, or refusal by credit card processors to continue to process payments on our behalf, any of which could adversely affect our business, financial condition, and results of operations.

Inappropriate actions by certain of our users could be attributed to us and damage our reputation, which in turn could adversely affect our business.

Users of our services may in the future be physically, financially, emotionally, or otherwise harmed by individuals that such users meet through one of our services. If any users suffer or allege to have suffered any such harm, we could experience negative publicity or legal action that could damage our reputation. Similar events affecting users of our competitors’ services could result in negative publicity for our industry generally, which could in turn negatively affect our business.

In addition, our reputation may be adversely affected by actions of our users that are deemed to be hostile, offensive, defamatory, inappropriate, untrue, or unlawful. While our focus to date on offline matchmaking has helped to avoid such incidents, and while we intend to develop systems and processes that aim to monitor and review the appropriateness of content accessible through our online services, together with policies regarding illegal, offensive, or inappropriate use of our services, our users could nonetheless engage in activities that violate our policies. Such bad actors may also use emerging technologies, such as AI, to engage in such activities, making it more difficult for us to detect and prevent such negative behavior. Our safeguards may not be sufficient to avoid harm to our reputation, especially if such hostile, offensive, or inappropriate use is well-publicized.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We currently rely exclusively on patents that we license out, and we expect, in the future, that we will rely heavily on our trademarks and related domain names and logos for marketing and to build and maintain brand loyalty and recognition. We also expect to rely on other patented and patent-pending proprietary technologies and trade secrets, such as our own app, relating to our services.

We will continue to rely on a combination of laws and contractual restrictions to establish and protect our intellectual property rights. For example, we continue to apply to register, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and we are reserving, registering, and renewing domain names as we deem appropriate. Effective trademark protection may not be available or sought in every country in which our services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or registered by us, even if available.

We generally will seek to apply for patents or other similar statutory protections as and when we deem appropriate, based on then-current facts and circumstances. No assurance can be given that any patent application we have filed or will file will result in a patent being issued, or that any existing or future patents will afford adequate protection against competitors and similar technologies. In addition, no assurance can be given that third parties will not create new products or methods that achieve similar results without infringing upon patents we own.

Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise, third parties could copy or otherwise obtain and use our intellectual property without authorization, our existing trademarks, patents, or trade secrets could be determined to be invalid or unenforceable, or laws and interpretations of laws regarding the enforceability of existing intellectual property rights could change over time in a manner that provides less protection. The occurrence of any of these events could tarnish our reputation, limit our marketing ability, or impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial condition, and results of operations.

We may also occasionally be subject to legal proceedings and claims regarding intellectual property, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights held by third parties and of invalidity of our own rights. In addition, we may decide we should engage in litigation to enforce our intellectual property rights, to protect our trade secrets and patents, or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition, and results of operations.

We intend to expand to various international markets, including markets in which we have limited experience, and as a result, we face additional risks in connection with those operations.

Operating internationally, particularly in countries in which we have limited experience, exposes us to a number of additional risks, such as:

●	operational and compliance challenges caused by distance, language, and cultural differences;
●	difficulties in staffing and managing international operations;
●	differing levels of social and technological acceptance of our services or lack of acceptance of them generally;
●	differing and potentially adverse tax laws;
●	compliance challenges due to different laws and regulatory environments, particularly in the case of privacy, data security, intermediary or platform liability, and consumer protection;
●	competitive environments that favor local businesses or local knowledge of such environments;
●	limitations on the level of intellectual property protection; and
●	trade sanctions, political unrest, terrorism, war, and epidemics, or the threat of any of these events.

These risks could adversely affect our business, financial condition, and results of operations.

We are subject to litigation, and adverse outcomes in such litigation could have an adverse effect on our financial condition.

From time to time, we may become subject to litigation, and to various legal proceedings relating to employment matters, intellectual property matters, and privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitrations, and other matters. Such litigation and proceedings may involve claims for substantial amounts of money or for other relief, may result in significant costs for legal representation, arbitration fees, or other legal or related services, or might necessitate changes to our business or operations. The defense of these actions is likely to be time consuming and expensive. We will evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential loss. Based on these assessments and estimates, we may establish reserves or disclose the relevant litigation claims or legal proceedings as and when required or appropriate. These assessments and estimates will be based on information available to our management at the time of such assessment or estimation and will involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigation claims or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition, and results of operations.

Our operations are subject to volatile global economic conditions, particularly those that adversely impact consumer confidence and spending behavior.

Adverse macroeconomic conditions, including lower consumer confidence, changes to fiscal and monetary policy, the availability and cost of credit, and weakness in the economies in which we and our users are located may continue to adversely affect our business, financial condition, and results of operations. In recent years, the United States, Europe and other key global markets have experienced historically high levels of inflation, which have impacted, among other things, employee compensation expenses. If inflation rates rise again or continue to remain historically high or further increase in those locations where inflation rates remain elevated, it will likely affect our expenses, and may reduce consumer discretionary spending, which could affect the buying power of our users and lead to a reduction in demand for our services. Other events and trends that could result in decreased levels of consumer confidence and discretionary spending include a general economic downturn, recessionary concerns, high unemployment levels, and increased interest rates, as well as any sudden disruption in business conditions. Economic growth in Mainland China has declined notably in recent years, affecting us through the impact on Hong Kong’s economy and potentially through our China-based licensee. Additionally, geopolitical developments, such as wars in Ukraine and the Middle East, tensions between the United States and China, climate change, and the responses by central banking authorities to control inflation (in some economies of the West) or boost growth (in China), can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce the expected returns.

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

As a result of our deficiency in working capital on April 30, 2024 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. To address this issue, we plan on completing the Acquisition, or increasing product sales, increasing production, obtaining inventory financing, seeking strategic alternatives and seeking additional capital through future equity private placements or debt facilities if the Acquisition is terminated.

We have recorded net losses since inception and have significant accumulated deficits. We have relied upon loans and equity financings for operating capital. Total revenues will be insufficient to pay off existing debt and fund operations. We may be required to rely on further debt financing, further loans from related parties, and private placements of shares of Common Stock for our additional cash needs. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or which may only be available on terms unfavorable to us or our stockholders, and this may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents, and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. If the Acquisition does not complete, we will be required to raise additional funds throughout 2024 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures or perceived opportunities, such as investment, acquisition, marketing, and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenue or cash flow from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing, and growth programs. We require additional financing, in addition to the anticipated cash generated from our operations, to fund our working capital requirements. Additional financing might not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures may be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal controls over financial reporting involves a process designed by, or under the supervision of, the principal executive and principal financial officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and to ensure that receipts and expenditures of the Company are being made only in accordance with authorizations of management or directors of the Company; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations, and future prospects.

Our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company”.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal controls. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investments on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $500,000 per year, and they may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation, and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we no longer qualify as a “smaller reporting company”.

If our revenue is insufficient or non-existent, or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would result in our being unable to continue as a going concern.

If we fail to maintain effective internal controls over financial reporting, then the price of the Common Stock may be adversely affected.

Our internal controls over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of the Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or any disclosure of management’s critical assessment of our internal controls over financial reporting may have an adverse impact on the price of the Common Stock.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We have in the past made (and may, from time to time, consider) acquisitions of complementary companies, products or technologies. A primary component of our growth strategy has been to acquire complementary businesses to grow our Company. For example, we acquired the business of Foundation Sports Systems, LLC, in our fiscal year ended April 30, 2021, and the acquisitions of PlaySight and Gameface closed in the fiscal year ended April 30, 2022. In the Company’s fiscal quarter ended January 31, 2023, the Company divested PlaySight and 75% of its interest in Foundation Sports as the required monthly cash burn became increasingly difficult to manage as inflation rose and the cost of manufacturing the Company’s non-technological products grew. As a result, the Company sold PlaySight back to its original owners in November 2022, and the Company sold most of Foundation Sports back to their original owners, with an option to purchase any remaining interests. We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base, and provide access to new markets and increase benefits of scale, even after the Acquisition is completed. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns, and potential adverse effects on existing business relationships, all of which could cause our actual growth or operating results to differ from our expectations. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition, and results of operations. In addition, there might be potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers.

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

We could be subject to changes in tax rates, adoption of new tax laws, additional tax liabilities, or increased volatility in our effective tax rate.

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

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays and rulings. We also utilize tax rulings and other agreements to obtain certainty in the treatment of certain tax matters. These holidays and rulings expire in whole or in part from time to time and may be extended when certain conditions are met or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment thus potentially impacting our effective income tax rate.

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

For as long as we are a “smaller reporting company,” we will not be required to comply with certain reporting requirements that apply to other publicly reporting companies. We cannot predict whether the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are currently a “smaller reporting company.” For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from reporting requirements applicable to other publicly reporting companies that are not smaller reporting companies. These include not being required to comply with the auditor attestation requirements for the assessment of our internal controls over financial reporting provided by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and not being required to provide certain disclosure regarding executive compensation required of larger publicly reporting companies. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other publicly reporting companies and you may not have the same protections afforded to shareholders of such companies.

We are subject to the periodic reporting requirements of the Exchange Act, requiring us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of the Common Stock, could drop significantly.

Risks Relating to Connexa following the Acquisition

Connexa may be exposed to increased litigation, which could have an adverse effect on its business and operations following the Acquisition.

Connexa may be exposed to increased litigation from stockholders, customers, suppliers, distributors, consumers, and other third parties following the Acquisition. Such litigation may have an adverse impact on Connexa’s business and results of operations or may cause disruptions to Connexa’s operations.

After the Acquisition, holders of Connexa’s Common Stock will have no equity or other ownership interest in its current business, as Connexa will sell, transfer, and assign its existing business to a newly formed entity. Investors will therefore have a continuing equity interest only in the business of YYEM.

Pursuant to a Separation Agreement to be entered into per the Exchange Agreement, after the consummation of the Acquisition, Connexa will sell, transfer, and assign all its existing business to NewCo, a newly formed entity be owned by Yonah Kalfa and Mike Ballardie. After such sale, transfer, assignment, or divestiture, the Common Stock of Connexa will represent equity interests solely in the business of YYEM and not any equity interest in the current business of Connexa.

The separation of the Legacy Business is dependent on the Acquisition and will not result in monetization, and holders of Common Stock of Connexa will not receive any consideration in connection with the separation of the Legacy Business.

The separation of the Legacy Business will not involve a monetization transaction, and the consummation of such sale, transfer, assignment, or other divesture may be completed at a discount to the fair market value or on terms less favorable to Connexa and its stockholders than might otherwise have been obtainable under other circumstances. In connection with the separation of the Legacy Business, holders of the Common Stock of Connexa will not receive any consideration related to the Legacy Business.

On a pro forma basis, as of July 31, 2024, the Legacy Business’ assets were approximately $5.2 million, and the liabilities of the Legacy Business were approximately $12.0 million.

Declaration, payment, and amounts of dividends, if any, to stockholders of Connexa following the Acquisition will be uncertain.

Connexa has not historically paid cash dividends on its capital stock. Whether any dividends are declared or paid to stockholders of Connexa following the Acquisition, and the amounts of any such dividends that are declared or paid, are uncertain and depend on a number of factors. The Board of Directors following the Acquisition will have the discretion to determine the dividend policy of Connexa, including the amount and timing of dividends, if any, that Connexa may declare from time to time, which may be impacted by any of the following factors:

●	Connexa may not have enough cash to pay such dividends or to repurchase shares due to its cash requirements, capital spending plans, cash flow, or financial position;

●	decisions on whether, when, and in what amounts to make any future distributions will remain at all times entirely at the discretion of the Connexa Board of Directors following the Acquisition, which could change its dividend practices at any time and for any reason;

●	the amount of dividends that Connexa may distribute to its stockholders is subject to restrictions under law and is potentially limited by the terms of any future indebtedness that Connexa may incur; and

●	certain limitations on the amount of dividends subsidiaries of Connexa can distribute to Connexa, as imposed by law, regulators, or agreements.

Stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

Risks Related to Doing Business in Hong Kong

A joint statement by the SEC and the PCAOB, rule changes by Nasdaq, the HFCAA and AHFCAA, and the Consolidated Appropriations Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainty to our continued listing.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On December 18, 2020, the HFCAA was signed and became law. This legislation requires certain issuers of securities to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm not subject to inspection by the PCAOB. Furthermore, under the HFCAA, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities will be banned from trading on a national exchange or through other methods. On December 29, 2022, the AHFCAA was enacted, which amended the HFCAA by decreasing the number of non-inspection years from three years to two, thus reducing the time period before our Common Stock could be prohibited from trading, and therefore delisted, if the PCAOB were to determine that it could not inspect our auditor.

On December 2, 2021, the SEC issued amendments to finalize interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements of the HFCAA. These rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction.

On December 16, 2021, the PCAOB, pursuant to the HFCAA, issued a Determination Report which found that the PCAOB was then unable to completely inspect or investigate registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by one or more authorities in each of those jurisdictions. Pursuant to each annual determination by the PCAOB, the SEC would, on an annual basis, identify issuers that had used non-inspected audit firms and thus were at risk of delisting in the future.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and the PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should any PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB would consider the need to issue a new determination.

Our auditor, Olayinka Oyebola & Co., an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the United States, is subject to U.S. laws pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis, with the last inspection in November 2023. Our auditor is not headquartered in mainland China or Hong Kong and was not identified as an accounting firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should our auditor in the future have any work papers in China or Hong Kong that the PCAOB is unable to fully inspect, it will be difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors could consequently lose confidence in our reported financial information and procedures or in the quality of our financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange will likely delist our securities.

The Chinese government, in general, could exercise significant oversight and discretion over the conduct of our business and has made statements indicating an intent to exert more oversight and control over offerings that are conducted overseas and over foreign investment in China-based issuers.

Although our subsidiary YYEM is based in a special administrative region of the PRC, which enjoys separate governing and economic systems from that of mainland China under the principle of one country, two systems, Hong Kong is part of China and, as such, the Chinese government could intervene or influence our operations at any time, which could result in a material change in YYEM’s operations and the value of our Common Stock. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas or over foreign investment in China-based issuers, in particular any effort to extend such actions directly or indirectly to Hong Kong-based companies, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Greater oversight by CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.

Over the years, the PRC has enacted a number of laws and regulations aimed at governing the collection and security of personal data. These include the Cybersecurity Review Measures, which took effect on February 15, 2022 and require a government review of critical information infrastructure operators (“CIIOs”) and of internet operators that possesses the personal information of at least one million users or meet certain other criteria; the Network Data Security Administration (Draft for Comments), published in 2021 and not yet enacted, which provides that companies engaging in data processing activities that may affect national security must apply for a cybersecurity review by the CAC under certain circumstances; the PRC Data Security Law, promulgated in 2021, which imposes certain requirements for the collection and processing of data in order to protect its security; the Personal Information Protection Law, promulgated in 2021, which integrates various scattered rules with respect to personal information rights and privacy protection; the Rules on the Scope of Necessary Personal Information for Common Types of Mobile Internet Applications, which came into effect in 2021 and prohibits the operators of mobile apps from denying users access to the apps just because they do not consent to the collection of unnecessary personal information; and the Measures for the Security Assessment of Data Cross-border Transfer, effective in 2022, which require data processors to apply for a cross-border security assessment coordinated by the CAC under certain circumstances, including where they transfer personal information overseas and have already transferred personal information of more than 100,000 people, or sensitive personal information of more than 10,000 people, overseas since the start of the previous year. (See also the discussion of the Confidentiality and Archives Administration Provisions, below.)

We do not believe YYEM is subject to cybersecurity review by the CAC, or to any of the other personal data-related laws and regulations described above, since YYEM is a Hong Kong company without subsidiaries or operations in the PRC. In addition, it does not currently have, and does not anticipate that it will be collecting, over one million users’ personal information in the foreseeable future, which might otherwise subject it to the Cybersecurity Review Measures. YYEM has not received any notice from any authorities identifying it as a CIIO or otherwise requiring it to undergo a cybersecurity review or network data security review by the CAC.

There remains uncertainty as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. There is no assurance that YYEM will be able to fully or timely comply with any of the personal data and data security laws should they be deemed to be applicable to its operations. There is no certainty as to how any review or other actions would impact YYEM’s operations, and we cannot guarantee that any clearance could be obtained or maintained if approved.

In the future, YYEM may be subject to PRC laws and regulations, including those regarding corporate structure, overseas listings, data- and cybersecurity, and anti-monopoly concerns, which could result in a material negative impact on its operations and the value of the securities we are registering for sale.

YYEM is incorporated and registered under the laws of Hong Kong. YYEM does not have, nor does it intend to have, any subsidiary, VIE structure or direct operations in mainland China. All of YYEM’s revenue and profit is currently generated by operations in Hong Kong. The Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”), provides that PRC laws and regulations shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law, which is confined to laws relating to national defense, foreign affairs, and other matters that are not within the scope of autonomy. YYEM therefore is not directly subject to PRC laws and regulations regarding the general conduct of its business or regarding overseas listings.

Nevertheless, with its headquarters and substantial operations in Hong Kong, YYEM faces risks and uncertainties associated with the complex and evolving PRC laws and regulations, including whether and how PRC government statements and regulatory developments, such as those relating to corporate structure, overseas listings, data- and cybersecurity, and anti-monopoly concerns, would be applicable to Hong Kong companies such as YYEM, and whether and when the Chinese government might exercise significant oversight over the conduct of business in Hong Kong. If YYEM were to become subject to PRC laws and regulations, it could incur material costs to ensure compliance, and it might be subject to fines, no longer be permitted to conduct offerings to foreign investors, or no longer be permitted to continue business operations as presently conducted.

The uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene in or influence YYEM’s operations, could result in a material change in its operations and the value of the securities we are registering, including the possibility that the value of such securities could become worthless.

In recent years, the PRC government initiated, with little advance notice, a series of regulatory actions and statements to regulate certain types of business operations in mainland China, including cracking down on illegal activities in the securities market, enhancing supervision over mainland China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. For example, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market, requiring various governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over mainland China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. The CAC also promulgated the various data security-related measures described above under “Greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.” As explained above, we believe the Company and its subsidiaries are not directly subject to the regulations and rules issued by CAC and other governmental agencies.

On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances. The new rules provide that the determination as to whether a Chinese domestic company is indirectly offering and listing securities on an overseas market shall be made on a substance-over-form basis, and if the issuer meets the following conditions, the offering and listing will be deemed an indirect overseas offering and listing by a Chinese domestic company: (i) the revenue, profit, total assets or net assets of the Chinese domestic entity constitutes more than 50% of such item in the issuer’s audited consolidated financial statements for the most recent fiscal year; or (ii) the senior managers in charge of business operations and management of the issuer are mostly Chinese citizens or with a regular domicile in China, the main locations of its business operations are in China, or its main business activities are conducted in China. YYEM is headquartered in Hong Kong, and at least 50% of its executive officers and directors are based in Hong Kong and are not Chinese citizens. Furthermore, all of its assets are located in Hong Kong and all of its revenue and profit is generated from operations in Hong Kong. We therefore believe that YYEM is not subject to the New Overseas Listing Rules.

On February 24, 2023, the CSRC, the Ministry of Finance, the National Administration of State Secrets Protection, and the National Archives Administration released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which took effect on March 31, 2023. PRC domestic enterprises seeking to offer securities and list in overseas markets, either directly or indirectly, are required to establish and improve their confidentiality systems and archives work and to complete various approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of state organs to relevant securities companies, securities service institutions, overseas regulatory agencies, or other entities and individuals.

As of the date of this prospectus, these new laws and guidelines have not impacted YYEM’s ability to conduct its business. YYEM is headquartered in Hong Kong and does not have a VIE structure. YYEM is not a cyberspace operator with personal information of more than 1 million users or activities that affect or may affect the national security of China, and it does not possess documents and materials likely to affect the national security or public interest of China. However, any change in foreign investment regulations or other policies in China, or related enforcement actions by the PRC government, could result in a material change in YYEM’s operations and the value of our Common Stock and could significantly limit or completely hinder our ability to offer our Common Stock to investors or cause the value of our Common Stock to significantly decline or be worthless.

We are subject to risks relating to economic, political, legal, and social conditions in Hong Kong.

Even though much of YYEM’s revenue is derived from licensees outside Hong Kong, any adverse changes in the economic, political, legal, and social conditions of Hong Kong could lead to an adverse impact on the demand for YYEM’s services and result in deteriorating financial performance of the Company.

We cannot assure you that there will not be any political movements or large-scale political unrest in Hong Kong that could adversely impact the market. If such unrest or movement persists for a substantial period of time, it may lead to disruption of the general economic, political, and social conditions in Hong Kong, and YYEM’s overall business, results of operations, and financial condition may be adversely affected.

The Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact YYEM’s operations in Hong Kong.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties of the government bodies responsible for safeguarding national security and specifies four categories of offences — secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security — and their corresponding penalties. On July 14, 2020, the U.S. President signed the Hong Kong Autonomy Act (the “HKAA”), into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including the then Hong Kong Chief Executive Carrie Lam and the current Hong Kong Chief Executive John Lee. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with a foreign person sanctioned under this authority. The imposition of sanctions may directly affect foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. The ramifications of the Hong Kong National Security Law and the HKAA are still unfolding, and it is therefore difficult to predict the full impact on Hong Kong and companies located in Hong Kong. If YYEM is accused of violating the Hong Kong National Security Law or the HKAA by competent authorities, its business operations, financial position, and results of operations could be materially and adversely affected.

Risks Related to Ownership of Our Shares

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our Common Stock could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

●	actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;

●	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;

●	Fluctuations in the market valuations of companies perceived by investors to be comparable to us;

●	The public’s response to our or our competitors’ filings with the SEC or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigation, restructurings, or other significant matters;

●	Speculation about our business in the press or the investment community;

●	Future sales of our shares;

●	Actions by our competitors;

●	Additions or departures of members of our senior management or other key personnel; and

●	The passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect the market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political, and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our shares.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

The trading market for our common shares will be influenced by the research and reports that equity research analysts publish about us and our business. The price of our common shares could decline if one or more securities analysts downgrade our common shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our common shares, our share price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause the price and trading volume of our Common Stock to decline.

We do not intend to pay dividends on the shares of our Common Stock.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements, and other factors that our Board of Directors deems relevant. You should expect to receive a return on your investment in our Common Stock only if the market price of the stock increases, which may never occur.

Our stockholders may not be able to enforce judgments entered by U.S. courts against our officers and directors.

We are incorporated in the State of Delaware. However, following the completion of the Acquisition, all of our directors and executive officers will reside outside the United States. As a result, our stockholders may not be able to effect service of process upon those persons within the United States or enforce against those persons judgments obtained in U.S. courts.

Future sales of shares of Common Stock may result in a decrease in the market price of our Common Stock, even if our business is doing well.

The market price of our Common Stock could decline due to sales of a large number of shares of Common Stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of Common Stock.

Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 1,000,000,000 shares of Common Stock that are not issued or reserved for issuance under convertible or exchangeable instruments. In addition, we may attempt to raise additional capital by selling shares, possibly at a deep discount to the market price. These actions may result in material dilution of the ownership interests of existing shareholders and the book value of our Common Stock.

If securities or industry analysts do not publish research, or they publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price of our stock may be negatively impacted. In the event that securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Holders of our Common Stock may be diluted by the future issuance of additional shares of Common Stock or preferred stock, or securities convertible into shares of Common Stock or preferred stock, in connection with incentive plans, acquisitions or otherwise; future sales of such shares in the public market or the expectation that such sales may occur may decrease the market price of our Common Stock.

We could issue a significant number of shares of Common Stock post-Acquisition, for example in connection with investments or acquisitions. We may increase the number of shares of Common Stock reserved for the Slinger Bag Inc. Global Share Incentive Plan (2020) which would provide additional shares of Common Stock for the issuance, pursuant to the terms and subject to the conditions set forth in such plan, of long-term incentive compensation which may take the form of options, restricted stock units or other securities. Any of these issuances could dilute existing stockholders of the Company, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Common Stock. Any issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Common Stock, either by diluting the voting power of our Common Stock if the preferred stock votes together with the Common Stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our Common Stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Common Stock by making an investment in the Common Stock less attractive. For example, investors in the Common Stock may not wish to purchase Common Stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Common Stock at the lower conversion price, causing economic dilution to the holders of Common Stock. As of April 30, 2024, the Company had no shares of preferred stock authorized, issued or outstanding.

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

On August 7, 2024, the Company issued 835 shares of common stock upon the exercise of warrants by an institutional investor that were received in connection with a convertible note transaction the Company consummated with such investor in August 2021.

On August 16, 2024, the Company issued 3,775,470 shares of common stock upon the exercise of the Pre-Funded Warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation, filed on June 26, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: September 10, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
President and Chief Executive Officer

Dated: September 10, 2024	By:	/s/ Mike Ballardie
Mike Ballardie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

