Form 10-Q
period 2024-10-31
Connexa Sports Technologies Inc.
filed 2024-12-13
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of December 13, 2024, was 14,563,026.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal controls over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-40 reverse stock split that was effective on September 25, 2023 and the 1-for-20 reverse stock split that was effective on June 27, 2024.

i

CONNEXA SPORTS TECHNOLOGIES INC.

ii

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (IN US$)

OCTOBER 31, 2024 (UNAUDITED) AND APRIL 30, 2024

	OCTOBER 31,	APRIL 30,
	2024	2024
ASSETS

Current Assets:
Cash and cash equivalents	$1,642,969	$229,705
Investment, at cost	16,500,000	16,500,000
Accounts receivable, net	87,256	273,874
Inventories, net	1,166,996	1,609,196
Prepaid inventory	-	810,978
Prepaid expenses and other current assets	185,540	197,871

Total Current Assets	19,582,761	19,621,624

Non-Current Assets:
Note receivable - former subsidiary	2,000,000	2,000,000
Intangible assets, net of amortization	1,000	1,000

Total Non-Current Assets	2,001,000	2,001,000

TOTAL ASSETS	$21,583,761	$21,622,624

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$4,597,403	$4,704,596
Accrued expenses	4,419,304	3,405,372
Accrued interest	643,234	-
Accrued interest - related party	917,957	917,957
Current portion of notes payable, net of discount	1,491,845	1,564,513
Current portion of notes payable - related parties	1,169,291	1,169,291
Derivative liabilities	365	5,433
Other current liabilities	303,581	255,648

Total Current Liabilities	13,542,980	12,022,810

Total Liabilities	13,542,980	12,022,810

Commitments and contingency	-	-

SHAREHOLDERS’ EQUITY

Common stock, par value, $0.001, 1,000,000,000 and 300,000,000 shares authorized, 6,435,454 and 1,828,541 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	6,435	1,828
Additional paid in capital	180,917,679	176,801,473
Accumulated deficit	(172,973,917)	(167,387,028)
Accumulated other comprehensive income	90,584	183,541

Total Stockholders’ Equity	8,040,781	9,599,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,583,761	$21,622,624

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

SIX AND THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

	SIX MONTHS ENDED		THREE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2024	2023	2024	2023

NET SALES	$1,066,443	$5,416,149	$361,544	$2,295,918

COST OF SALES	865,206	3,876,437	432,428	1,648,955

GROSS PROFIT	201,237	1,539,712	(70,884)	646,963

OPERATING EXPENSES
Selling and marketing expenses	280,199	547,390	134,062	305,037
General and administrative expenses	4,544,129	4,121,385	1,162,950	1,616,325

Total Operating Expenses	4,824,328	4,668,775	1,297,012	1,921,362

OPERATING LOSS	(4,623,091)	(3,129,063)	(1,367,896)	(1,274,399)

NON-OPERATING INCOME (EXPENSE)
Amortization of debt discounts	-	(790,262)	-	(13,070)
Loss on conversion of accounts payable to common stock	-	(289,980)	-	-
Change in fair value of derivative liability	5,068	16,944,807	4,914	14,800,253
Derivative expense	-	(11,398,589)	-	(11,398,589)
Interest expense	(968,866)	(421,559)	(3,162)	(352,076)

Total Non-Operating Income (Expenses)	(963,798)	4,044,417	1,752	3,036,518

NET LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME
OPERATIONS AND PROVISION FOR INCOME TAXES	(5,586,889)	915,354	(1,366,144)	1,762,119

NET LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(5,586,889)	915,354	(1,366,144)	1,762,119

Provision for income taxes	-	-	-	-

NET LOSS	$(5,586,889)	$915,354	$(1,366,144)	$1,762,119

Other comprehensive loss
Foreign currency translations adjustment	(92,957)	68,318	(32,224)	95,338
Comprehensive loss	$(5,679,846)	$983,672	$(1,398,368)	$1,857,457

Net loss per share - basic	$(1.40)	$26.41	$(0.24)	$38.64

Net loss per share - diluted	$(1.40)	$0.25	$(0.24)	$0.42

Weighted average common shares outstanding - basic	3,992,310	34,655	5,778,787	45,607

Weighted average common shares outstanding - diluted	3,992,310	3,736,095	5,778,787	4,187,370

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (IN US$) (UNAUDITED)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

					Accumulated
				Additional	Other
	Common Stock			Paid-In	Comprehensive	Accumulated
	Shares	Amount		Capital	Income	Deficit	Total

Balance - May 1, 2023	16,929	$17		$132,994,320	$142,512	$(151,750,610)	$(18,613,761)

Stock issued for:
Accounts payable	3,375	3		559,977	-	-	559,980
Acquisition	68	-		-	-	-	-
Services	9	-		-	-	-	-
Cashless exercise of warrants	1,350	1		(1)	-	-	-
Satisfaction of profit guarantee on note payable	4,684	5		558,289	-	-	558,294
Change in comprehensive income	-	-		-	(27,020)	-	(27,020)
Net loss for the period	-	-		-	-	(846,765)	(846,765)

Balance - July 31, 2023	26,415	$26		$134,112,585	$115,492	$(152,597,375)	$(18,369,272)

Stock issued for:
Fractional adjustment in reverse split	1,784	2		(2)	-	-	-
Acquisition/Contingent Consideration	98	-		418,455	-	-	418,455
Services	685	1		28,061	-	-	28,062
Cashless exercise of warrants	85,408	85		(85)	-	-	-
Satisfaction of profit guarantee on note payable	4,250	4		210,797	-	-	210,801
Reclassification of derivative liability upon amendment of agreement	-	-		1,456,854	-	-	1,456,854
Change in comprehensive income	-	-		-	95,338	-	95,338
Net income for the period	-	-		-	-	1,762,119	1,762,119

Balance - October 31, 2023	118,640	$118		$136,226,665	$210,830	$(150,835,256)	$(14,397,643)

Balance - May 1, 2024	1,828,541	$1,828		$176,801,473	$183,541	$(167,387,028)	$9,599,814

Stock issued for:
Services	214,128	214		2,501,602	-	-	2,501,816
Acquisition/Contingent Consideration	10	-		-	-	-	-
Exercise of warrants	505,680	506	#	1,617,670	-	-	1,618,176
Fractional adjustment in reverse split	110,790	111		(111)	-	-	-
Change in comprehensive income	-	-		-	(60,733)	-	(60,733)
Net loss for the period	-	-		-	-	(4,220,745)	(4,220,745)

Balance - July 31, 2024	2,659,149	$2,659		$180,920,634	$122,808	$(171,607,773)	$9,438,328

Stock issued for:
Exercise of warrants	3,776,305	3,776	#	(2,955)	-	-	821
Change in comprehensive income	-	-		-	(32,224)	-	(32,224)
Net loss for the period	-	-		-	-	(1,366,144)	(1,366,144)

Balance - October 31, 2024	6,435,454	$6,435		$180,917,679	$90,584	$(172,973,917)	$8,040,781

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

	2024	2023
CASH FLOW FROM OPERTING ACTIVITIES
Net (loss) income	$(5,586,889)	$915,354
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities
Depreciation, amortization and impairment expense	-	115,072
Change in fair value of derivative liability	(5,068)	(16,944,807)
Shares and warrants issued for services	2,501,816	28,062
Derivative expense	-	11,398,589
Amortization of debt discounts	-	790,262
Settlement expense	-	769,095
Loss on settlement of accounts payable	-	289,980

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	188,260	214,355
Inventories	442,200	1,521,577
Prepaid inventory	810,978	229,327
Prepaid expenses and other current assets	66,764	(6,573)
Accounts payable and accrued expenses	333,696	(648,122)
Other current liabilities	607,735	654,871
Accrued interest	643,234	24,902
Total adjustments	5,589,615	(1,563,410)

Net cash provided by (used in) operating activities	2,726	(648,056)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants for cash	1,618,996	-
Proceeds from notes payable	(72,668)	1,276,000
Payments of notes payable - related parties	-	(556,025)
Payments of notes payable	-	(65,496)
Net cash provided by financing activities	1,546,328	654,479

Effect of exchange rate fluctuations on cash and cash equivalents	(135,790)	77,343

NET INCREASE IN CASH	1,413,264	83,766

CASH - BEGINNING OF PERIOD	229,705	202,095

CASH - END OF PERIOD	$1,642,969	$285,861

CASH PAID DURING THE PERIOD FOR:
Interest expense	$146,966	$-

Income taxes	$-	$-
SUPPLEMENTAL INFORMATION - NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for contingent consideration	$-	$418,455

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

On May 16, 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol to “CNXA”.

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

Although the Company is currently in compliance with Nasdaq listing requirements, if the Company loses its compliance with the minimum shareholder equity requirement in Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) prior to January 31, 2025, then, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to such deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Nasdaq will issue a delist determination letter and the Company will have the opportunity to request a new hearing. The Company will have the opportunity to respond/present to the hearing panel as provided by Listing Rule 5815(d)(4)(C) and the Company’s securities may at that time be delisted from Nasdaq.

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock (the “Shares”) and (ii) pre-funded warrants to purchase an aggregate of 1,258,490 shares of Common Stock (the “Pre-Funded Warrants”) at a combined purchase price of $4 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants had an exercise price of $0.0002 per share of Common Stock and became exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants were exercised in full. The aggregate number of shares issued to the January 2024 Investors is 349,530 and the aggregate number of Pre-Funded Warrants was 3,775,470.

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

On May 28 2024, the Company filed a registration statement in respect of 1,925,000 shares of its common stock consisting of (a) 349,530 shares of common stock issued to the January 2024 Investors and (b) 1,575,470 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants and on August 21, 2024 such registration statement became effective.

On October 11, 2024, the Company filed a registration statement in respect of 2,200,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) that were issued on August 16, 2024 upon the exercise of pre-funded warrants issued on January 19, 2024 and such registration statement became effective on November 22, 2024.

During the quarter ended October 31, 2024, the Company operated in the sports equipment and technology business. The Company is the owner of the Slinger Launcher, which is a portable tennis ball launcher as well as other associated tennis accessories and Gameface AI an Australian artificial intelligence sports software company.

The operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface AI are collectively referred to as the “Company.”

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Gameface for the periods ended October 31, 2024 and 2023.

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

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. As of October 7, 2023, such attacks collectively resulted in over 1,478 deaths and over 5,400 injured people, in addition to the kidnapping of a currently indefinite number of civilians, including women and children. Shortly following the attack, Israel’s security cabinet declared war against Hamas.

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

On July 31, 2024, Hamas leader, Ismail Haniyeh, was assassinated in Tehran, Iran, which, although not commented on or confirmed by Israel, is largely believed to be attributable to Israel. On July 31, 2024, Israel killed Fouad Shukur, a Hezbollah commander in Lebanon and on October 16, 2024, Israel killed Yahya Al-Sinwar, the leader of Hamas. In the Gaza Strip. These actions have caused both Iran and Hezbollah to threaten to retaliate against Israel (although to-date, no retaliatory actions have been confirmed).

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

Note 2: GOING CONCERN

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $(172,973,917) as of October 31, 2024, and more losses are anticipated in the development of the business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the results of the Company post-merger as discussed in Note 13, generating profitable operations in the future and/or being able to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Management intends to finance operating costs over the next twelve months with existing cash on hand, revenue from operations, and/or private or public placement of debt and/or common stock. In the event that the Company is unable to successfully raise capital and/or generate revenues, the Company will likely reduce general and administrative expenses, and cease or delay its development plan until it is able to obtain sufficient financing. The Company has reduced operating expenses and cash outflows by selling PlaySight, as well as selling 75% of Foundation Sports in November and December 2022, respectively to the former shareholders of those companies. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. We have recorded the 25% investment in Foundation Sports at $0. We have recorded our 20% ownership stake in YYEM at $16,500,000.

Note 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures required by accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the six months ended October 31, 2024, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2025 and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, filed with the Securities and Exchange Commission on July 25, 2024. Please note that the Company’s accounting policies going forward post-merger may differ, as the Company’s management has now changed.

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

Accounts Receivable

The Company’s accounts receivable are non-interest bearing trade receivables resulting from the sale of products and payable over terms ranging from 15 to 60 days. The Company provides an allowance for doubtful accounts at the point when collection is considered doubtful. Once all collection efforts have been exhausted, the Company charges-off the receivable with the allowance for doubtful accounts. The Company recorded $28000 and $40,000 in allowance for doubtful accounts as of October 31, 2024 and April 30, 2024, respectively.

Inventory

Inventory is valued at the lower of the cost (determined principally on a first-in, first-out basis) or net realizable value. The Company’s valuation of inventory includes inventory reserves for inventory that will be sold below cost and the impact of inventory shrink. Inventory reserves are based on historical information and assumptions about future demand and inventory shrink trends. The Company’s inventory as of October 31, 2024 and April 30, 2024 consisted of the following:

	October 31, 2024	April 30, 2024
Finished Goods	$908,921	$995,533
Component/Replacement Parts	372,790	770,737
Capitalized Duty/Freight	56,685	26,171
Inventory Reserve	(171,400)	(183,245)
Total	1,166,996	$1,609,196

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

The Company’s contingent consideration in connection with the acquisition of Gameface was calculated using Level 3 inputs. The fair value of contingent consideration as of October 31, 2024 and April 30, 2024 was $0 and  $0, respectively. The Company issued shares in October 2023 to settle the contingent consideration.

The Company estimates the fair value of its intangible assets using Level 3 assumptions, primarily based on the income approach utilizing the discounted cash flow method.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the six months ended October 31, 2024 :

Note derivative is related to	October 31, 2024 balance	(Gain) loss for the six months ended October 31, 2024
8/6/21 convertible notes	$275	$(4,623)
6/17/22 underwriter warrants	90	(445)
Total	$365	$(5,068)

The Black-Scholes option pricing model assumptions for the derivative liabilities during the periods ended October 31, 2024 and 2023 consisted of the following:

	Period Ended October 31, 2024	Period Ended October 31, 2023
Expected life in years	1.75- 10 years	2.75-10 years
Stock price volatility	150%	150%
Risk free interest rate	4.60%	4.08%-5.37%
Expected dividends	0%	0%

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

Intangible Assets

Intangible assets relate to the “Slinger” technology trademark, which the Company purchased on November 10, 2020. The Company also acquired intangible assets as a part of the Gameface acquisition. These intangible assets include tradenames, internally developed software, and customer relationships. The acquired intangible assets are amortized based on the estimated present value of cash flows of each class of intangible assets in order to determine their economic useful life. During the six months ended October 31, 2024 and 2023, the Company impaired their intangible assets down to a nominal value of $1,000 and $1,000 as the technology has changed and Management determined the value   to be greater than the fair value of those assets. Refer to Note 5 for more information.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made. The Company impaired $0 and $100,281 in intangible assets and $0 and $14,791 in fixed   assets during the six months ended October 31, 2024 and 2023. Refer to Note 5 for more information.

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

The warrants granted during the periods ended October 31, 2024 and 2023 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions  :

	Period Ended October 31, 2024	Period Ended October 31, 2023
Expected life in years	5 years	5 years
Stock price volatility	150%	150%
Risk free interest rate	4.60%	4.59%
Expected dividends	0%	0%

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

Note 4: CONCENTRATION OF CREDIT RISK AND OTHER RISKS AND UNCERTAINTIES

Accounts Receivable Concentration

As of October 31, 2024 and April 30, 2024, the Company had one and two customers that accounted for 88% and 100% of the Company’s trade receivables balance, respectively.

Accounts Payable Concentration

As of October 31, 2024 and April 30, 2024, the Company had seven and four significant suppliers that accounted for 69% and 63% of the Company’s trade payables balances, respectively.

Note 5: INTANGIBLE ASSETS

Intangible assets reflect only those intangible assets of our continuing operations, and consist of the following:

	Weighted
	Average Period	October 31, 2024
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	$360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	—
Internally developed software	4.91	580,000	79,608	500,392	—
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

	Weighted
	Average Period	April 30, 2024
	Amortization (in years)	Carrying Value	Accumulated Amortization	Impairment Loss	Net Carrying Value
Tradenames and patents	15.26	$385,582	$24,031	360,551	$1,000
Customer relationships	9.92	3,930,000	50,038	3,879,962	—
Internally developed software	4.91	580,000	79,608	500,392	—
Total intangible assets		$4,895,582	$153,677	$4,740,905	$1,000

Amortization expense for the six months ended October 31, 2024 and 2023 was approximately $0 and $0, respectively. The Company impaired $0 in the six months ended October 31, 2024. The remaining $1,000 is a nominal value related to the Company’s patents. This amount is not expected to be amortized any further.

Note 6: ACCRUED EXPENSES

The composition of accrued expenses is summarized below:

	October 31, 2024	April 30, 2024
Accrued payroll	$1,239,545	$1,304,363
Accrued bonus	1,704,803	1,022,751
Accrued professional fees	93,319	37,212
Other accrued expenses	1,381,637	1,041,046
Total	$4,419,304	$3,405,372

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

There was $1,169,291 and $1,169,291 in outstanding borrowings from related parties under the Loan Agreements as of October 31, 2024 and April 30, 2024. Interest expense related to the related parties for the six months ended October 31, 2024 and 2023 amounted to $0 and $0 respectively. Accrued interest due to related parties as of October 31, 2024 and April 30, 2024 amounted to $917,957 and $917,957, respectively. The accrued interest includes notes that were either repaid or converted but the interest remained.

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

As at the date hereof, of the UFS Receivables Purchased Amount, $119,095 remains outstanding.

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

As of the date hereof, of the Agile Jan Receivable Amount, $740,714 remains outstanding.

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

In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement, the Company granted to Cedar a security interest in all accounts, including without limitation, all deposit accounts, accounts receivable and other receivables, chattel paper, documents, equipment, instruments and inventory as those terms are defined by Article 9 of the UCC. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

As of the date hereof, of the Cedar Receivables Purchased Amount, $519,100 remains outstanding.

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

Cedar Agreement #3

On April 22, 2024, the Company entered into an agreement with Cedar (the “Cedar Agreement No.3”) pursuant to which the Company sold $481,800 in future receivables to Cedar Advance LLC (the “Cedar Receivables Purchased Amount No.3”) in exchange for $310,000 in cash. The Company agreed to pay Cedar $18,530.77 each week until the Cedar Receivables Purchased Amount No. 3 is paid in full. In order to secure payment and performance of the Company’s obligations to Cedar under the Cedar Agreement No.3, the Company granted to Cedar a security interest in all present and future accounts receivable. The Company also agreed not to create, incur, assume, or permit to exist, directly or indirectly, any lien on or with respect to any of such collateral.

As of the date hereof, of the Cedar Receivables Purchased Amount No. 3, $426,210 remains outstanding

Armistice

On January 6, 2023, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with one or more institutional investors (the “Lenders”) and Armistice Capital Master Fund Ltd. as agent for the Lenders (the “Agent”) for the issuance and sale of (i) a note in an aggregate principal amount of up to $2,000,000 (the “Note”) with the initial advance under the Loan and Security Agreement being $1,400,000 and (ii) warrants (the “Warrants”) to purchase a number of shares of common stock of the Company equal to 200% of the face amount of the Note divided by the closing price of the common stock of the Company on the date of the issuance of the Notes (collectively, the “Initial Issuance”). The closing price of the Company’s common stock on January 6, 2023, as reported by Nasdaq, was $8.84 per share, so the Warrants in respect of the initial advance under the Note were exercisable for up to 452,489 shares of the Company’s common stock. The Warrants had an exercise price per share equal to the closing price of the common stock of the Company on the date of the issuance of the Note, or $8.84 per share and a term of five- and one-half (5½) years following the initial exercise date. The initial exercise date of the Warrants would be the date stockholder approval was received and effective allowing exercisability of the Warrants under Nasdaq rules. Pursuant to the terms of the Loan and Security Agreement, an additional advance of $600,000 could be made to the Company under the Note. The Company’s obligations under the terms of the Loan and Security Agreement were fully and unconditionally guaranteed by all of the Company’s subsidiaries (the “Guarantors”). The Company measured the warrants granted on January 6, 2023 at $3,715,557, and discounted the note payable to $0 and recorded a derivative expense of $1,715,557.

On October 11, 2023, the Company entered into a loan and security modification agreement (the “Loan and Security Modification Agreement”) with the Lenders and the Agent amending the terms of the Loan and Security Agreement dated January 6, 2023 (the “LSA”) by and among the Company, the Lenders and the Agent to make an additional loan of $1,000,000 (the “New Loan”) and modify the terms of the Loan and Security Agreement to reflect the New Loan. The modification of the original January 6, 2023, loan represented a material modification, and the original loan was extinguished, and the New Loan in the amount of $3,000,000 was recorded. As a result of the extinguishment, the Company recognized there was no gain or loss recognized as all of the discounts associated with the original notes were fully amortized. On October 11, 2023, the Company recognized a discount related to the issuance of the warrants noted below that would be amortized through the maturity date of the New Loan, April 11, 2024.

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

Pursuant to the Waiver, Amendment, and Modification Agreement, the Company and the Lenders and the Agent agreed to modify the Loan and Security Agreement such that the Note became convertible into up to 499,584 shares of Common Stock based on the agreed to conversion price of $6.40. The Company believed that the $6.40 conversion price met the definition of “Minimum Price” in Nasdaq Listing Rule 5635(d).

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

The Company has outstanding notes payable of $1,169,291 and $1,169,291 and accrued interest of 917,957 and $917,957 due to a related party as of October 31, 2024 and April 30, 2024, respectively (see Note 7).

The Company recognized net sales of $0 and $55,500 during the six months ended October 31, 2024 and 2023, respectively, to related parties. As of October 31, 2024 and 2023, related parties had accounts receivable due to the Company of $0 and $33,338, respectively.

Note 11: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share. As of October 31, 2024 and April 30, 2024, the Company had 6,435,454 and 1,828,541 shares of common stock issued and outstanding, respectively.

For the period August 1, 2024 through October 31, 2024, the Company issued 3,776,305 shares of common for the exercise of warrants.

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

Note 12: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under short-term leases with terms under a year. Total rent expense for the six months ended October 31, 2024 and 2023 amounted to $24200 and $4,548, respectively.

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

Note 13: SUBSEQUENT EVENTS

On October 11, 2024, the Company filed a registration statement in respect of 2,200,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) that were issued on August 16, 2024 upon the exercise of pre-funded warrants issued on January 19, 2024 and on November 22, 2024 such registration statement became effective.

On November 21, 2024 following Nasdaq approval of the new listing application submitted to it in connection with this transaction, the Company completed the purchase of 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of Yuanyu Enterprise Management Co., Limited (“YYEM”), for 8,127,572 newly issued shares of Common Stock to the sole shareholder of YYEM, Mr. Hongyu Zhou representing 55.8% of the issued and outstanding shares of Common Stock as of the date of the closing (the “Share Exchange Transaction”). In this connection, the Company’s directors and officers resigned from their positions on November 21, 2024 and were replaced with the following individuals:

Name	Age	Position
Thomas Tarala	58	Chief Executive Officer and Director
Guibao Ji	60	Chief Financial Officer
Hongyu Zhou	36	Director
Warren Thomson	48	Director
Chenlong Liu	35	Director
Kong Liu	35	Director

Set forth below is a brief description of the background and business experience for the past five years of these individuals.

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

Kong Liu

Kong (“Luke”) Liu is an entrepreneur with experience in both traditional industries and the technology and Web3 areas. (He is not related to Chenlong Liu.) Mr. Liu has experience in management and strategy roles in companies ranging from startups to multinationals, and he has founded several companies over the years. Mr. Liu has a particular focus on digital strategies at both traditional retailers and technology companies, as well as in the recruitment field. He serves as a managing director of MS Consultancy Pte Ltd, a business consultancy that he founded in November 2020 focusing on recruitment and M&A advisory work. He previously served as the CEO of World@Meta, a Singapore-based technology company developing mobile apps and games, where maximizing user engagement was a primary objective. In such environments, Mr. Liu has been responsible for establishing the vision of the enterprise and working across teams to make that vision a reality.

Mr. Liu graduated from Nanyang Polytechnic, in Singapore, with a Diploma of Information Technology and from Trent University, in Canada, with a Bachelor of Business Administration.

The following table identifies the individual who now serve as independent and non-independent board and committee members of the Company:

Name:	Independent	Audit	Compensation	Nominating
Thomas Tarala
Hongyu Zhou
Warren Thomson	Yes	Yes	Yes	Yes
Chenlong Liu	Yes	Yes	Yes	Yes
Kong (“Luke”) Liu	Yes	Yes	Yes	Yes

As an inducement to the Company to complete the Share Exchange Transaction, YYEM agreed to make an aggregate payment to the Company of $5,000,000 million in cash of which $3,244,960 million has been transferred to the Company to-date. Since the Acquisition has now been consummated, the remaining $1,755,040 million in cash will be transferred to the order of J&M (defined below) instead of the Company.

In connection with the Share Exchange Transaction, the Company sold, transferred and assigned all of its legacy business, assets and liabilities related to or necessary for the operations of its Slinger Bag business or products (the “Legacy Business”) to a newly established Florida limited liability company called J&M Sports LLC (“J&M”) and agreed that J&M will have the sole right to and obligations of the Legacy Business and will be liable to the Company for any losses arising from third-party claims against the Company arising from liabilities related to the Legacy Business.

Established in November 2021, YYEM is based in Hong Kong and operates in the emerging love and marriage market sector. YYEM proprietary intellectual property (IP), that the Company believes is unique to this business sector, covering YYEM’s online presence as well as its offline retail store operation. Its AI matchmaker application integrates with existing Big Data models and provides an ability to connect to other larger AI models.

YYEM collected royalties of approximately $1.9 million (audited) in its fiscal year ended January 31, 2024 and $3.3 million (unaudited) for its first quarter ended April 30, 2024 In addition, YYEM has executed license agreements with three entities (one in Hong Kong for rights to use the IP in Japan and South Korea among other locations, one in the UK for rights to use the IP in Europe, and one in the USA for rights to use the IP in Sub-Saharan Africa), with cumulative possible revenues over the next three years in excess of $70 million.

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

Recent Developments Related to the Acquisition

On March 18, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) and a share exchange agreement (the “Exchange Agreement”) to acquire 70% of Yuanyu Enterprise Management Co., Limited (“YYEM”) from Mr. Hongyu Zhou, the sole shareholder of YYEM (“YYEM Seller”) for a combined $56 million (the “Acquisition”). $16.5 million of this amount was paid in cash on March 20, 2024 pursuant to the Purchase Agreement to acquire 20% of YYEM.

On November 21, 2024, following Nasdaq approval of the new listing application submitted to it in connection with the Acquisition, the Company completed the purchase of 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of Yuanyu Enterprise Management Co., Limited (“YYEM”), for 8,127,572 newly issued shares of Common Stock to the sole shareholder of YYEM, Mr. Hongyu Zhou, representing 55.8% of the issued and outstanding shares of Common Stock as of the date of the closing (the “Share Exchange Transaction”). As part of this transaction, the Company agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established Florida limited liability company called J&M Sports LLC (“J&M”). J&M is owned by Yonah Kalfa, former Chief Innovation Officer and director of the Company, Mike Ballardie, former President, Chief Executive Officer, Treasurer and director of the Company, Juda Honickman, former Chief Marketing Officer of the Company, and Mark Radom, former general counsel and Secretary of the Company. On November 21, 2024, the Company entered into a separation and assignment agreement (the “Separation Agreement”) with J$M, to sell, transfer and assign all or substantially all of its legacy business, assets and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to J$M, in consideration for $1.00. Following the Separation Agreement, J$M has obtained the sole right to and assumed all the obligations of the Legacy Business and is liable to the Company for any losses arising from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). As a result of the completion of the Acquisition, on November 21, 2024, the Company’s directors and officers resigned from their positions on November 21, 2024. On November 19, 2024, prior to the resignation of all of the directors of the Company, the Board of Directors appointed the five (5) directors named below, with such appointment taking effect on November 21, 2024 upon the closing of the Transaction.

The following table lists the names, ages and positions of the individuals who now serve as executive officers and directors of the Company upon completion of the Acquisition:

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

Kong Liu

Kong (“Luke”) Liu is an entrepreneur with experience in both traditional industries and the technology and Web3 areas. (He is not related to Chenlong Liu.) Mr. Liu has experience in management and strategy roles in companies ranging from startups to multinationals, and he has founded several companies over the years. Mr. Liu has a particular focus on digital strategies at both traditional retailers and technology companies, as well as in the recruitment field. He serves as the CEO of World@Meta, a Singapore-based technology company developing mobile apps and games, where maximizing user engagement is a primary objective. He also serves as a managing director of MS Consultancy Pte Ltd, a business consultancy that he founded in November 2020. In such environments, Mr. Liu has been responsible for establishing the vision of the enterprise and working across teams to make that vision a reality.

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

As an inducement to the Company to complete the Acquisition, YYEM has agreed to make an aggregate payment to the Company of $5,000,000 million in cash of which $3,244,960 million has been transferred to the Company to-date. Since the Acquisition has now been consummated, the remaining $1,755,040 million in cash will be transferred to the order of J&M (defined below) instead of the Company.

Following the closing of the Acquisition, the Company sold, transferred and assigned all of its legacy business, assets and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to a newly established Florida limited liability company called J&M Sports LLC (“J&M”) and agreed that J&M has the sole right to and obligations of the Legacy Business and will be liable to the Company for any losses arising from third-party claims against the Company arising from liabilities related to the Legacy Business.

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

For the quarter ended on October 31, 2024, the operations of Connexa Sports Technology Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, Slinger Bag Limited and Gameface are collectively referred to as the “Company.” Following the closing of the Acquisition and the separation of the Legacy Business, the Company’s historic operations are no longer be part of the Company’s operations and YYEM will be the Company’s operating subsidiary. The results of the Company’s operations for the six months ended October 31, 2024 reflect the Legacy Business operations and are not necessarily representative of what the results of operations of the Company (based on YYEM’s results of operations) will be following the closing of the Acquisition.

Recent Developments Unrelated to the Acquisition

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

On October 11, 2024, the Company filed a registration statement in respect of 2,200,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) that were issued on August 16, 2024 upon the exercise of pre-funded warrants issued on January 19, 2024 and on November 22, 2024 such registration statement became effective.

On October 30, 2024, the Board of Directors and the audit committee of Connex Sports Technologies Inc. (the “Company”) approved the engagement of Bush & Associates CPA (“B&A”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2025, effective immediately, and dismissed Olayinka Oyebola & Co (“OOC”) as the Company’s independent registered public accounting firm.

Until B&A was engaged on October 31, 2024, OOC was the Company’s auditor and had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2023 and 2024.

The reason for the dismissal of OOC and the engagement of B&A is that due to the charges brought by the U.S. Securities and Exchange Commission (the “SEC”) against OOC for allegedly aiding and abetting a securities fraud, the risk of continuing with OOC as the Company’s auditor is no longer tolerable to the Company.

OOC’s reports on the consolidated financial statements of the Company for the years ended April 30, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the course of OOC’s engagement there were no disagreements with OOC on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of OOC, would have caused OOC to make reference to the matter in its audit opinion. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period OOC was engaged as the Company’s auditor.

OOC and its principal, Olayinka Oyebola, have been charged by the U.S. Securities and Exchange Commission (“SEC”) in connection with allegedly aiding and abetting a securities fraud. For more information regarding recent developments related to OOC, see “Risk Factors-Our former independent auditor, Olayinka Oyebola & Co. and its principal have been charged by the SEC in connection with securities fraud allegations.”

Results of Operations for the Three Months Ended October 31, 2024 and 2023

The following are the results of our operations for the three months ended October 31, 2024 as compared to 2023:

	For the three Months Ended
	October 31, 2024	October 31, 2023	Change
	(Unaudited)	(Unaudited)

Net sales	$361,544	$2,295,918	$(1,934,374)
Cost of sales	432,428	1,648,955	(1,216,527)
Gross Profit	(70,884)	646,943	(717,847)

Operating expenses:
Selling and marketing expenses	134,062	305,037	(170,975)
General and administrative expenses	1,162,950	1,616,325	(453,375)
Research and development costs	0	0	0
Total operating expenses	1,297,012	1,921,362	(624,350)
Loss from operations	(1,367,896)	(1,274,399)	(93,497)

Other expenses (income):
Amortization of debt discounts	0	(13,070)	13.070
Loss on conversion of accounts payable to common stock	0	0	0
Gain on change in fair value of derivative liability	4,914	14,800,253	(14,795,339)
Derivative expense	0	(11,398,589)	11,398,589
Interest expense - related party	0	0	0
Interest expense	(3,162)	(352,076)	348,194
Total other (income) expense	1,752	3,036,518	(3,034,766)

Net loss from continuing operations	$1,366,144	$1,762,119	$(3,128,263)

Net sales

Net sales decreased $1.93 million, or -84%, during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. The decrease was as a direct result of on-going inventory availability issues stemming back to the start of calendar 2024. The company had zero Tennis Launcher inventory (its primary revenue driver) available for sale through our e-commerce platform in North America nor to any of our international distributor-managed markets throughout the Quarter ended October 31, 2024. The majority of revenues generated within the quarter came from our limited D2C Pickleball Launcher inventory within North America.

Cost of sales and Gross income

Cost of sales decreased $1.21 million or -74% during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023, which is directly as a result of the decrease in net sales. Gross income decreased $0.72 million, or -111%, during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. This reduction in gross income is driven primarily as a result of the net sales reduction.

Selling and marketing expenses

Selling and marketing expenses decreased $0.71 million, or -56%, during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. This decrease is a direct result of the reduction in net sales and the associated ceasing of all Tennis and Pickleball product related marketing activities.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation) and other employee-related costs, as well as legal fees and fees for professional services, decreased $0.45 million or -28% during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. This decrease is primarily driven by the annual company insurance policies becoming due as well as the on-going legal and other professional fees related to the acquisition of.

Loss From Operations

Loss from operations increased by $0.9 million or 7% in the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. This increase in loss in operations was driven by a combination of an $0.72 million decrease in gross profit offset by a reduction of $0.63 million in total operating expense reductions recorded in the quarter.

Other expense

Total other expense decreased $3.03 million or 100% during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. We recorded changes in the change in fair value of derivative liability of $14.80 million, amortization of debt discounts of $0.01 million and $0.35 million in interest expense. Excluding these improvements, we recorded an increase in derivative expense of $11.40 million, and $0.35 million for the periods to October 31, 2024 and 2023 respectively, a decrease in non-operating income of $3.03 million or 100%.

Results of Operations for the Six Months Ended October 31, 2024 and 2023

The following are the results of our operations for the six months ended October 31, 2024 as compared to 2023:

	For the Six Months Ended
	October 31, 2024	October 31, 2023	Change
	(Unaudited)	(Unaudited)

Net sales	$1,066,433	$5,416,149	$(4,349,706)
Cost of sales	865,206	3,876,437	(3,011,231)
Gross Profit	201,237	1,539,712	(1,338,475)

Operating expenses:
Selling and marketing expenses	280,199	547,390	(267,191)
General and administrative expenses	4,544,129	4,121,385	422,744
Research and development costs	0	-0	0
Total operating expenses	4,824,328	4,668,775	155,553
Loss from operations	(4,623,091)	(3,129,063)	(1,494,028)

Other expenses (income):
Amortization of debt discounts	-	(790,262)	790,262
Loss on conversion of accounts payable to common stock	-	(289,980)	289,980
Gain on change in fair value of derivative liability	5,068	16,944,807	(16,939,739)
Derivative expense	-	(11,398,589)	11,398,589
Interest expense	(968,866)	(421,559)	(547,307)
Total other (income) expense	(963,798)	4,044,417	(5,008,215)

Net loss from continuing operations	$(5,586,889)	$915,354	$(6,502,243)

Net sales

Net sales decreased $4.35 million, or -80%, during the six months ended October 31, 2024 as compared to the six months ended October 31, 2023. The decrease was as a direct result of on-going inventory availability issues stemming back to the start of calendar 2024. The company had limited Tennis Launcher inventory (its primary revenue driver) available for sale through our e-commerce platform in North America nor inventory to sell to any of our international distributor-managed markets throughout the six month ended October 31, 2024. The majority of revenues generated within the six months to October 31, 2024 came from our limited D2C Pickleball Launcher inventory within North America.

Cost of sales and Gross income

Cost of sales decreased $3.01 million or -78% during the six months ended October 31, 2024 as compared to the six months ended October 31, 2023, which is directly as a result of the decrease in net sales. Gross income decreased $1.34 million, or -87%, during the six months ended October 31, 2024 as compared to the six months ended October 31, 2023. This reduction in gross income is driven primarily as a result of the net sales reduction.

Selling and marketing expenses

Selling and marketing expenses decreased $0.28 million, or -49%, during the six months ended October 31, 2024 as compared to the six months ended October 31, 2023. This decrease is a direct result of the reduction in net sales and the associated ceasing of all Tennis product related marketing activities.

General and administrative expenses

General and administrative expenses, which primarily consist of compensation) and other employee-related costs, as well as legal fees and fees for professional services, increased $0.42 million or 10% during the six months ended October 31, 2024 as compared to the six months ended October 31, 2023. This increase was primarily driven by an increase in debt settlement, the annual company insurance policies becoming due for renewal and the on-going legal and other professional fees related to the acquisition of YYEM and management of the company’s Nasdaq compliance within the period.

Loss From Operations

Loss from operations increased by $1.45 million or 48% in the six months ended October 31, 2024 as compared to the six months ended October 31, 2023. This increase in loss in operations was driven by a combination of an $1.50 million increase in total operating expenses recorded in the quarter, coupled with a reduced in gross profit of $1.34 million.

Other expense

Total other expense increased $5.01 million or 124% during the six months ended October 31, 2024 as compared to the six months ended October 31, 2023. We recorded an improvement in both amortization of debt discounts of $0.79 million; in loss on conversion of accounts payable to common stock of $0.29 million; in fair value of derivatives of $16.94 million. Excluding these improvements, we recorded an increase in interest expense of $0.55 million for the periods to October 31, 2024 and 2023 respectively, an increase of 130%.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We had an accumulated deficit of $(172,973,917) as of October 31, 2024.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended October 31, 2024 and 2023:

	For the Six Months Ended
	October 31, 2024	October 31, 2023
Net cash provided by (used in) operating activities	$2,726	$(648,056)
Net cash provided by financing activities	1,546,328	654,479

We had cash and cash equivalents of $1,642,969 as of October 31, 2024, as compared to $229,705 as of April 30, 2024.

Net cash used in operating activities was $2,726 during the six months ended October 31, 2024, as compared to net cash used in operating activities of $(648,056) during the same period in 2023. Our net cash used in operating activities during the six months ended October 31, 2024 was primarily the result of our net loss of $(5,586,889)  for the period, and our net non-cash expenses of $2,496,748, incorporating the change in fair value of derivative liability, increases in shares and warrants issued for services, share-based compensation, amortization of debt discounts, interest and interest due to related parties, settlement expense, loss on depreciation, amortization and impairment expenses, as well as changes in our current assets and liabilities related to our operations. The most notable changes occurred in our decreased levels of inventory for the six month periods, together with decreases in accounts payable, derivative liabilities, contingent consideration, amortization, fair value changes in our derivative liability, amortization of debt discounts, settlement expense and loss on settlement of accounts payable. These were offset with increases in accounts receivable, accrued interest, prepaid inventory, accrued expenses - both across accounts payable and payroll costs.

We incurred no investing activities in either of the six-month periods ended October 31, 2024 and 2023.

Net cash used in financing activities was $1,546,328 for the six months ended October 31, 2024, as compared to net cash provided by financing activities of $654,479 for the same period in 2023. The changes in financing activities for the six months ended October 31, 2024 primarily consisted of proceeds of $1,618,996 resulting from the exercise of warrants, and $72,668 in payments of notes payable. Changes in financing activities for the six months ended October 31, 2023 consisted of $1,276,000 in proceeds from notes payable, offset by payments of $556,025 in related party notes payable and $65.496 in notes payable.

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

There were $1,169,291 and $1,169,291 in outstanding borrowings under these loan agreements from the Company’s related parties for the period ended October 31, 2024 and April 30, 2024, respectively. Accrued interest due to related parties as of October 31, 2024 and April 30, 2024 amounted to $917,957 and  $917,957, respectively.

On January 6, 2023, we sold certain of our inventory including all components, parts, additions and accessions thereto to Yonah Kalfa and Naftali Kalfa who immediately consigned it back to us in exchange for a payment of $103 per ball launcher we sell until we have paid them an aggregate total of $2,092,700, which represents payment in full of the principal amounts of the related-party loan agreements and certain other expenses they incurred in connection with the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

Going Concern

Our former independent registered public accounting firm auditors’ report accompanying our April 30, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure about market risk.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2024, due to the material weaknesses that were identified and listed below.

In connection with our management’s assessment of the effectiveness of the Company’s internal control over financial reporting during the year ended April 30, 2024, we identified the following material weaknesses:

●	The Company lacked adequate segregation of duties due to the small size of the organization.

●	The Company lacked a chief financial officer and personnel with experience and expertise in public company accounting and internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s control over financial reporting since July 31, 2024.

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

Based on the number of shares of our Common Stock outstanding as of the close of business on December 13, 2024, stockholders of the Company owned approximately 44.2% of the outstanding shares of our Common Stock and the YYEM shareholder owned approximately 55.8% of the outstanding shares of our Common Stock. Consequently, the YYEM Seller is able to exert significant influence over certain matters, including matters that must be resolved by a general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interest of this shareholder may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that this shareholder may seek to pursue. Additionally, stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they experienced in connection with that transaction.

A market for our Common Stock may not continue, which would adversely affect the liquidity and price of our Common Stock.

Following the Acquisition, the market price of our Common Stock may continue to fluctuate significantly due to the market’s reaction to the Acquisition and general market and economic conditions. An active trading market for our Common Stock following the Acquisition may never develop or, if developed, it may not be sustained. In addition, the market price of our Common Stock after the Acquisition may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our Common Stock becomes delisted from Nasdaq for any reason and is relegated to the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of our Common Stock will be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your shares of Common Stock unless a market for our Common Stock can be established or sustained.

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

Following the Acquisition, the price of our Common Stock may continue to be especially volatile, and if the Acquisition’s benefits do not meet the expectations of investors, stockholders, or financial analysts, the market price of our Common Stock may decline.

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

Risks Related to Our Business, Operations, Industry, Legal and Regulatory Requirements

References in this section to “we,” “us,” “our,” “YYEM” and the “company” refer to YYEM giving effect to the Acquisition.

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

The love and marriage market sector, including matchmaking apps, is competitive, with a consistent stream of new services and entrants. Some of our competitors and the competitors of our licensees may enjoy better competitive positions in certain geographical regions, user demographics, or other key areas that we or our licensees currently serve or may serve in the future. These advantages could enable such competitors to offer services that are more appealing to users and potential users than the services offered by us or our licensees or to respond more quickly or cost-effectively than us or our licensees to new or changing opportunities.

In addition, within the love and marriage market sector generally, costs for consumers to switch between services are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple services at the same time. As a result, new services, entrants, and business models are likely to continue to emerge. If we or a licensee become established as a dominant player in any particular market, it is possible that a new service could gain rapid scale at the expense of existing brands by harnessing a new technology, such as generative AI, or a new or existing distribution channel, creating a new or different approach to connecting people, or some other means. We may need to respond by introducing new services or features (for us or for our licensees), and we may not be successful in that. If we do not sufficiently innovate to provide new services, or improve upon existing services, that users or prospective users find appealing, we or our licensees may be unable to continue to attract new users or continue to appeal to existing users.

Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their services, take advantage of acquisitions or other opportunities more readily, or develop and expand their services more quickly than we or our licensees do. Potential competitors also include established social media companies that may develop features or services that compete with ours or our licensees’ or operators of mobile operating systems and app stores. For example, Facebook offers a dating feature on its platform, which it rolled out globally several years ago and has grown dramatically in size supported by Facebook’s massive worldwide user footprint. These social media and mobile platform competitors could use strong or dominant positions in one or more markets, coupled with ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us or our licensees, including by offering different features or services that users may prefer or offering their services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.

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

If our licensees fail to add users (or if we fail to do so after developing our own offerings for end users), our revenue, financial results, and business may be significantly harmed.

Our financial performance will be significantly determined by our licensees’ success in adding and retaining users of their services (or our ability to do so if we develop our own offerings for end users). Currently, the size of our licensees’ user base is impacted by a number of factors, including competing products and services and global and regional business, macroeconomic, and geopolitical conditions.

If people do not perceive our licensees’ services to be useful, the licensees may not be able to attract or retain users. With each new generation of users, expectations of matchmaking and dating services change and user behaviors and priorities shift. As a result, we may need to further leverage our existing capabilities or advances in technologies such as artificial intelligence (“AI”) and those relating to the metaverse, or adopt new technologies, to improve our licensees’ existing services or introduce new services in order to better satisfy existing users and to expand our licensees’ penetration of what continues to be a large available new-user market. However, there can be no assurance that further implementation of technologies such as AI and those relating to the metaverse will enhance our licensees’ services or be beneficial to our business, and the introduction of new features or services to their existing services may have unintended consequences for their ecosystem, which could lead to fluctuations in the size of their user base.

If our licensees are unable to maintain or increase the size of their user base (or if we are unable to do so), our revenue and other financial results may be adversely affected. Furthermore, as the size of our licensees’ user base fluctuates in one or more markets from time to time, we may become increasingly dependent on our ability to maintain or increase levels of monetization in order to grow our revenue. Any significant decrease in user retention or growth could render our licensees’ services less attractive to users, which could have a material adverse impact on our business, financial condition, and results of operations.

If we develop our own offerings for end users, our growth and profitability will rely, in significant part, on our ability to attract and retain users through cost-effective marketing efforts. Any failure in those efforts could adversely affect our business, financial condition, and results of operations.

Attracting and retaining users for any services we develop for end users will involve considerable expenditure for online and offline marketing, likely requiring higher marketing outlays over time in order to sustain our growth. This also applies to our licensees, whose success is a key component of our own. Evolving consumer behavior can affect the availability of profitable marketing opportunities. Offline campaigns may diminish in effectiveness as consumers move increasingly online. Online campaigns may become less fruitful as large tech platforms, such as Apple and Google, increasingly limit advertisers’ ability to access and use unique advertising identifiers, cookies, and other information to acquire potential users (such as Apple’s rules regarding the collection and use of identifiers for advertising, often referred to as IDFA). To continue to reach potential users and grow our businesses after developing our own offerings for end users, we will likely be required to identify and devote more of our overall marketing expenditure to newer advertising channels, such as social media and online video platforms. We could have less success using these newer advertising channels and methods to identify potential customers. There can be no assurance that we will be able to appropriately manage our marketing efforts in response to these and other trends in the advertising industry. Any failure to do so could adversely affect our business, financial condition, and results of operations.

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

We may market and distribute our online services (including our AI matchmaker application) through a variety of third-party distribution channels, some of which may limit or prohibit advertisements for services such as ours, whether because they decide to launch competing offerings in the same industry or because they are reacting to poor behavior by other industry participants, or for some other reason. Furthermore, certain platforms on which we may market our services may not properly monitor or ensure the quality of content located adjacent to or near our advertisements on such platforms, which could have a negative effect on consumers’ perceptions of our company. The same issues apply to our licensees’ distribution channels and the platforms on which they may market their services. Any of these developments could rise to a level where our business, financial condition, and results of operations are adversely affected.

Additionally, our mobile applications and those of our licensees’ will be most often accessed through the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate, or otherwise interfere with a company’s ability to distribute or promote its applications through their stores, its ability to update its applications, and its ability to access information that the apps collect about users. To the extent either Apple or Google does so, our business, financial condition, and results of operations could be adversely affected.

The success of our services for end users, and those of our licensees, will depend in part on our ability, or our licensees’ ability, to access, collect, and use personal data about users and subscribers.

We and our licensees may rely extensively on the Apple App Store and Google Play Store, as well as other technology platforms, to distribute and monetize our mobile applications. Users and subscribers will pay through these platforms, which will prevent us or our licensees from accessing key user data that we or they would otherwise receive if the transaction were with the users and subscribers directly. This could negatively impact customer relationship management efforts, the ability to reach new segments of our respective user and subscriber bases and the population generally, the efficiency of paid marketing efforts, the rates we or our licensees are able to charge advertisers seeking to reach users and subscribers of our respective services, our ability to comply with applicable law, and our ability, and our licensees’ ability, to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including underage individuals and bad actors, all of which could cause our business, financial condition, and results of operations to be adversely affected.

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

While we expect that any mobile applications that we may develop will be free to download from intermediary platforms like the Apple App Store and the Google Play Store, we intend to offer our users the opportunity to purchase subscriptions and features within the applications. These purchases will in most cases be required to be processed through the in-app payment systems provided by the intermediary, thus requiring us to pay them a meaningful share of the revenue we receive from these transactions.

While we expect to innovate and develop our own payment systems and methods, given the expected increase in fees relating to these intermediary platforms, we may in the future need to offset these increased fees by decreasing traditional marketing expenditure as a percentage of revenue, increasing user volume or monetization per user, or consolidating back-office or technical functions, or by engaging in other efforts to increase revenue or decrease costs generally.

Challenges properly managing the use of artificial intelligence could result in reputational harm, competitive harm, and legal liability.

We and our licensees are working to integrate AI technologies into our respective services, which integrations may become important to our operations over time. Competitors or other third parties may incorporate AI into their services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI algorithms and training methodologies may be flawed. If the content or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, offensive, biased, or otherwise improper or harmful, we or our licensees may face reputational consequences or legal liability, and our business, financial condition, and results of operations may be adversely affected. Furthermore, the use of AI has been known to result in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI-enhanced services. Any such cybersecurity incidents related to our use of AI or our licensees’ use of AI could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience reputational harm, competitive harm, or legal liability. The rapid evolution of AI will require the dedication of significant resources to develop, test, and maintain AI technologies, including to further implement AI ethically in order to minimize unintended harmful impact. While we will aim to deploy AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.

The legal and regulatory landscape surrounding generative AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, discrimination, cybersecurity, and privacy and data protection. Compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI, impose significant operational costs, and limit our ability to develop, deploy, or use AI technologies. Furthermore, the integration of AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or reputational harm.

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

We depend on our key personnel.

Our future success will depend on our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the markets where we operate, with the continued contributions of management, as well as contributions from sales teams and technology teams, being especially critical to our success. Competition for well-qualified employees is intense, and our continued ability to compete effectively depends, in part, on our ability to attract new employees.

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

Our success may depend, in part, on the integrity of our systems and infrastructure and on our ability to enhance, expand, and adapt these in a timely and cost-effective manner.

To succeed with our own offerings for end users, our systems and infrastructure must perform well on a consistent basis. We may from time to time experience system interruptions that make some or all of our systems or data unavailable and prevent our services from functioning properly for our users. Any such interruption could arise for any number of reasons, including as a result of our own actions, actions by government agencies, cyberattacks, fire, power loss, telecommunications failures, computer viruses, software bugs, acts of God, and similar events. While we expect to have backup systems in place for certain aspects of our operations, not all of our systems and infrastructure will be fully redundant, disaster recovery planning will not be sufficient for all eventualities, and we may not have insurance coverage that compensates us fully, or at all, for any losses that we may suffer. Any interruptions or outages, regardless of the cause, could negatively impact our users’ experiences, tarnish our reputation, and decrease demand for our services, any or all of which could adversely affect our business, financial condition, and results of operations.

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

If we build out our own online offerings, we may find ourselves targeted by cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software, distributed denial of service attacks, and attempts to misappropriate customer information, including personal user data, credit card information, and account login credentials. While we would expect to invest in the protection of our systems and infrastructure, in related personnel and training, and in employing a data minimization strategy where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Any cyber or similar attack that we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our services, tarnish our reputation, result in the disclosure of confidential or sensitive information of our users, and be costly to remedy, as well as subject us to investigation by regulatory authorities or to litigation that could result in liability to third parties.

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

Our success will depend, in part, on the integrity of third-party systems and infrastructure.

If we develop our own offerings for end users, we may rely on third parties in connection with the provision of our services generally, as well as to facilitate and process certain transactions with our users. These third parties would likely include data centers and cloud-based, hosted web service providers, as well as third-party computer systems, service providers, and broadband and other communications systems. We will have no control over any of these third parties or their operations, and such third-party systems are increasingly complex. Any changes in service levels at our data centers or hosted web service providers or any interruptions, outages, or delays in our systems or those of our third-party providers, deterioration in the performance of these systems, or cyber or similar attacks on these systems could impair our ability to provide our services or process transactions with our users, which would adversely impact our business, financial condition, and results of operations.

If the security of personal and confidential or sensitive user information that we maintain and store is breached or otherwise accessed by unauthorized persons, it may be costly to mitigate the impact of such an event and our reputation could be harmed.

If we develop our own offerings for end users, we will receive, process, store, and transmit a significant amount of personal user and other confidential or sensitive information, including, without limitation, credit card information and user-to-user communications. We would also likely enable our users to share their personal information with each other. In some cases, we might engage third-party service providers to store or process this information. We will work to protect the security, integrity, and confidentiality of this information, but we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur in the future or that third parties will not gain unauthorized access to, or will not use for unauthorized purposes, this information despite our efforts. When such events occur, we may not be able to remedy them, and we may be required by an increasing number of laws to notify regulators and individuals whose personal information was processed, used, or disclosed without authorization. We may also be subject to claims against us, including government enforcement actions, fines, and litigation, and have to expend significant capital and other resources to mitigate the impact of such events, including by developing and implementing protections to prevent future events of this nature from occurring. When breaches of security (or the security of our service providers) occur, the perception of the effectiveness of our security measures, the security measures of our service providers, and our reputation may be harmed, we may lose current and potential users, and our reputation and competitive position may be tarnished, any or all of which might adversely affect our business, financial condition, and results of operations.

Our business is subject to complex and evolving laws and regulations, including with respect to data privacy and platform liability, particularly if we develop our own offerings for end users. These laws and regulations are subject to change and uncertain interpretation and could result in changes to our business practices, increased cost of operations, declines in user growth or engagement, legal claims, monetary penalties, or other harm to our business.

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

If we develop our own offerings for end users, we will be subject to a number of risks related to credit card payments, including data security breaches and fraud that we or third parties experience, any of which could adversely affect our business, financial condition, and results of operations.

If we develop our own offerings for end users, we will likely accept payment from our users primarily through credit card transactions and certain online payment service providers. When we or a third party experiences a data security breach involving credit card information, affected cardholders will often cancel their credit cards. In the case of a breach experienced by a third party, the more sizable the third party’s customer base and the greater the number of credit card accounts impacted, the more likely it is that our users would be impacted by the breach. To the extent our users are affected by such a breach experienced by us or a third party, we would need to contact such users to obtain new credit card information and process any pending transactions. It is likely that we would not be able to reach all affected users, and even if we could, some users’ new credit card information may not be obtained and some pending transactions may not be processed, which could adversely affect our business, financial condition, and results of operations.

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

If we develop our own offerings for end users, inappropriate actions by certain of our users could be attributed to us and damage our reputation, which in turn could adversely affect our business.

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

We will continue to rely on a combination of laws and contractual restrictions to establish and protect our intellectual property rights. For example, we continue to apply to register, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and we may reserve, register, and renew domain names as we deem appropriate. Effective trademark protection may not be available or sought in every country in which our services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or registered by us, even if available.

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

Adverse macroeconomic conditions, including lower consumer confidence, changes to fiscal and monetary policy, the availability and cost of credit, and weakness in the economies in which we or our licensees and the users of our services or those of our licensees are located may continue to adversely affect our business, financial condition, and results of operations. In recent years, the United States, Europe, and other key global markets have experienced historically high levels of inflation, which have impacted, among other things, employee compensation expenses. If inflation rates rise again or continue to remain historically high or further increase in those locations where inflation rates remain elevated, it will likely affect our expenses, and may reduce consumer discretionary spending, which could affect the buying power of our users and lead to a reduction in demand for our services. Other events and trends that could result in decreased levels of consumer confidence and discretionary spending include a general economic downturn, recessionary concerns, high unemployment levels, and increased interest rates, as well as any sudden disruption in business conditions. Economic growth in Mainland China has declined notably in recent years, affecting us through the impact on Hong Kong’s economy and potentially on a China-based licensee. Additionally, geopolitical developments, such as wars in Ukraine and the Middle East, tensions between the United States and China, climate change, and the responses by central banking authorities to control inflation (in some economies of the West) or boost growth (in China), can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce the expected returns.

From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation, and expansion of existing businesses, such as our digital commerce operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

We have limited financial resources. Our former independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our deficiency in working capital on April 30, 2024 and other factors, our former auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.

We have recorded net losses since inception and have significant accumulated deficits. We have relied upon loans and equity financings for operating capital. Total revenues may be insufficient to pay off debt and fund operations. We may be required to rely on further debt financing, further loans from related parties, and private or public placements of shares of Common Stock for our additional cash needs. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.

We may need additional capital in the future to finance our planned growth, which we may not be able to raise or which may only be available on terms unfavorable to us or our stockholders, and this may result in our inability to fund our working capital requirements and harm our operational results.

Our cash on hand, together with cash generated from product sales, services, cash equivalents, and short-term investments may not meet our working capital and capital expenditure requirements for the next twelve months. We may need to raise additional funds to finance our operations and implement our growth strategy, or to respond to competitive pressures or perceived opportunities, such as investment, acquisition, marketing, and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, that cause our revenue or cash flow from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing, and growth programs. Additional financing, if required, might not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business, or otherwise respond to competitive pressures may be significantly limited. In such a capital restricted situation, we could be compelled to curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal controls over financial reporting involves a process designed by, or under the supervision of, the principal executive and principal financial officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and to ensure that receipts and expenditures of the Company are being made only in accordance with authorizations of management or directors of the Company; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Our auditors will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until we are no longer a “smaller reporting company”.

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

Our internal controls over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of the Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosure regarding our business, prospects, financial condition, or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or any disclosure of management’s critical assessment of our internal controls over financial reporting may have an adverse impact on the price of the Common Stock.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We have in the past made (and may, from time to time, consider) acquisitions of complementary companies, products or technologies. A primary component of our growth strategy has been to acquire complementary businesses to grow our Company. For example, we acquired the business of Foundation Sports Systems, LLC, in our fiscal year ended April 30, 2021, and the acquisitions of PlaySight and Gameface closed in the fiscal year ended April 30, 2022. In the Company’s fiscal quarter ended January 31, 2023, the Company divested PlaySight and 75% of its interest in Foundation Sports as the required monthly cash burn became increasingly difficult to manage as inflation rose and the cost of manufacturing the Company’s non-technological products grew. As a result, the Company sold PlaySight back to its original owners in November 2022, and the Company sold most of Foundation Sports back to their original owners, with an option to purchase any remaining interests. We intend to continue to pursue acquisitions of complementary technologies, products. and businesses as a primary component of our growth strategy to enhance the features and functionality of our technology offerings, expand our customer base, and provide access to new markets and increase economies of scale. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns, and potential adverse effects on existing business relationships, all of which could cause our actual growth or operating results to differ from our expectations. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition, and results of operations.

Our former independent auditor, Olayinka Oyebola & Co., and its principal have been charged by the SEC in connection with securities fraud allegations.

Our former independent auditor, OOC, has been charged by the SEC in connection with allegedly aiding and abetting violations of the antifraud provisions of the federal securities laws. The SEC also charged OOC’s principal, Olayinka Oyebola, with allegedly aiding and abetting his client’s violation of lying to auditors. The SEC complaint seeks civil penalties as well as permanent injunctive relief, including an order permanently barring Olayinka Oyebola and OOC from acting as auditors or accountants for U.S. public companies or otherwise providing substantial assistance in the preparation of financial statements filed with the SEC. This action could affect the credibility of the financial statements audited by OOC. If their audit work is found to be deficient, our financial reporting could be questioned, leading to potential restatements, delays in regulatory filings, or reputational harm. If OOC is barred from acting as auditors or accountants for U.S. public companies, we will be unable to include the financial statements reviewed by OOC in any filing made after that date, and our financial statements will need to be reaudited. Any of these outcomes could have a material adverse effect on our business, financial condition, and stock price, which could contribute to the loss of all or part of your investment.

On October 30, 2024, the Board of Directors and the audit committee approved the engagement of B&A as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2025, effective immediately, and dismissed OOC as the Company’s independent registered public accounting firm.

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

On April 21, 2020, the SEC and the Public Company Accounting Oversight Board (the “PCAOB”) released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On December 18, 2020, the Holding Foreign Companies Accountable Act (the “HFCAA”) was signed and became law. This legislation, among other things, bans an issuer’s securities from trading if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years (later reduced to two years by the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”)).

On December 2, 2021, the SEC issued amendments to finalize interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements of the HFCAA.

While the PCAOB initially determined that it was unable to completely inspect or investigate registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by one or more authorities in each of those jurisdictions, this determination was effectively reversed on December 15, 2022, following the CSRC, the Ministry of Finance of the PRC, and the PCAOB signing a Statement of Protocol governing inspections and investigations of audit firms based in China and Hong Kong permitting the PCAOB to select any issuer audits for inspection or investigation and to transfer information unfettered to the SEC. Should any PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB would consider the need to issue a new determination.

Neither our current auditor, B&A, nor our former auditor, OOC, is headquartered in mainland China or Hong Kong. Nevertheless, should B&A or OOC in the future have any work papers in China or Hong Kong that the PCAOB is unable to fully inspect, it will be difficult to evaluate the effectiveness of B&A or OOC’s audit procedures or equity control procedures, and investors could consequently lose confidence in our reported financial information and procedures or the quality of our financial statements, which could adversely affect us and our securities. Furthermore, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate B&A at such future time, an exchange will likely delist our securities.

The Chinese government, in general, could exercise significant oversight and discretion over the conduct of our business and has made statements indicating an intent to exert more oversight and control over offerings that are conducted overseas and over foreign investment in China-based issuers.

Although our subsidiary Yuanyu Enterprise Management Company, Limited (“YYEM”) is based in a special administrative region of the PRC, which enjoys separate governing and economic systems from that of mainland China under the principle of one country, two systems, Hong Kong is part of China and, as such, the Chinese government could intervene or influence our operations at any time, which could result in a material change in YYEM’s operations and the value of our Common Stock. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas or over foreign investment in China-based issuers, in particular any effort to extend such actions directly or indirectly to Hong Kong-based companies, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

YYEM is incorporated and registered under the laws of Hong Kong. YYEM does not have, nor does it intend to have, any subsidiary, VIE structure or direct operations in mainland China. All of YYEM’s revenue and profit is currently generated by operations in Hong Kong. The Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”) provides that PRC laws and regulations shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law, which is confined to laws relating to national defense, foreign affairs, and other matters that are not within the scope of autonomy. YYEM therefore is not directly subject to PRC laws and regulations regarding the general conduct of its business or regarding overseas listings.

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

We are incorporated in the State of Delaware. However, all of our directors and executive officers reside outside the United States. As a result, our stockholders may not be able to effect service of process upon those persons within the United States or enforce against those persons judgments obtained in U.S. courts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information relates to all securities issued or sold by us during the reporting period not registered under the Securities Act pursuant to an exemption from the registration requirements of the Securities Act contained in Section 4(a)(2) thereof.

On August 7, 2024, the Company issued 835 shares of common stock upon the exercise of warrants by an institutional investor that were received in connection with a convertible note transaction the Company consummated with such investor in August 2021.

On August 16, 2024, the Company issued 3,775,470 shares of common stock upon the exercise of the Pre-Funded Warrants.

On November 21, 2024, the Company issued 8,127,572 shares of common stock to Hongyu Zhou in exchange for 5,000 ordinary shares of YYEM to complete the acquisition of a 70% ownership stake in YYEM.

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

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: December 13, 2024	By:	/s/ Thomas Tarala
Thomas Tarala
President and Chief Executive Officer

Dated: December 13, 2024	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

