Form 10-Q
period 2025-01-31
Connexa Sports Technologies Inc.
filed 2025-03-24
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 01-41423

CONNEXA SPORTS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74 E. Glenwood Ave. #320

Smyrna, DE 19977

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of March 24, 2025, was 14,563,026.

EXPLANATORY NOTE

As this is the Company’s first Quarterly Report following the sale of the Legacy Business (as defined herein) to a third party, this report does not reflect any results of such business. Unless otherwise indicated, the financial statements included in this report and comparisons therein are based on and only reflect the results of Yuanyu Enterprise Management Co., Limited (“YYEM”) to October 31, 2024, and from November 1, 2024 both YYEM and Connexa Sports Technologies Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenue, profitability, cash flow, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended April 30, 2024, filed on July 25, 2024, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain, and motivate qualified personnel, particularly employees, consultants, and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility, and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs, and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments; and

●	other risks and uncertainties related to our prospects, properties, and business strategy.

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

As used in this Quarterly Report, “Connexa,” “Company,” “we,” “us,” or “our” refer to Connexa Sports Technologies Inc. and Yuanyu Enterprise Management Co., Limited unless otherwise indicated.

Unless otherwise indicated, all share numbers and per share totals have been adjusted to reflect the 1-for-40 reverse stock split that was effective on September 25, 2023 and the 1-for-20 reverse stock split that was effective on June 27, 2024.

i

CONNEXA SPORTS TECHNOLOGIES INC.

ii

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (IN US$) (UNAUDITED)

AS OF JANUARY 31, 2025 AND APRIL 30, 2024

	January 31,	April 30,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$83,710	$39,351
Investment	4,210,385	4,210,385
Accounts receivable, net	12,388,701	3,272,727
Prepayments	2,777,747	2,141,418

Total Current Assets	19,460,543	9,663,881

Non-Current Assets:
Intangible assets, net of amortization	11,253,865	13,486,558

Total Non-Current Assets	11,253,865	13,486,558

Total Assets	$30,714,408	$23,150,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Current Liabilities:
Accounts payable and accrued expenses	$2,252,333	$50,145
Derivative liabilities	4	-
Income taxes payable	1,821,424	570,662

Total Current Liabilities	4,073,761	620,807

Total Liabilities	4,073,761	620,807

Commitments and contingency	-	-

Shareholders’ Equity
Common stock, par value, $0.001, 1,000,000,000 and 300,000,000 shares authorized,14,563,026 and 1,828,541 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	14,563	1,282
Additional paid-in capital	19,138,786	19,095,000
Retained earnings	6,919,681	3,433,350

Total shareholders’ equity before non-controlling interest	26,073,030	22,529,632
Non-controlling interest	567,617	-

Total Shareholders’ Equity	26,640,647	22,529,632

Total Liabilities and Shareholders’ Equity	$30,714,408	$23,150,439

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN US$) (UNAUDITED)

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED JANUARY 31, 2025 AND 2024

	Nine Months Ended January 31		Three Months Ended January 31
	2025	2024	2025	2024

Net Revenue	$9,818,181	$1,442,308	$3,272,727	$480,768

Cost of Revenue	2,232,693	432,692	744,231	144,230
		.
Gross Profit	7,585,488	1,009,616	2,528,496	336,538

Operating Expenses
General and administrative expenses	2,286,207	6,087	1,998,205	1,905

Total Operating Expenses	2,286,207	6,087	1,998,205	1,905

Operating Income	5,299,281	1,003,529	530,291	334,633

Non-Operating Expense
Change in fair value of derivative liability	(4)	-	(4)	-

Total Non-Operating Expense	(4)	-	(4)	-

Net Income from Operations Before Provision for Income Taxes	5,299,277	1,003,529	530,287	334,633

Provision for income taxes	(1,250,762)	(165,582)	(373,879)	(55,216)

Net Income	4,048,515	837,947	156,408	279,417
Net Income Attributable to Non-Controlling Interest	(567,617)	-	(567,617)	-

Net Income/(Loss) to Controlling Interest	$3,480,898	$837,947	$(411,209)	$279,417

Net income per share – basic	$0.59	$1.21	$0.01	$0.31

Net income per share – diluted	$0.54	$0.17	$0.02	$0.05

Weighted average common shares outstanding – basic	6,897,480	693,092	12,707,819	912,147

Weighted average common shares outstanding – diluted	7,487,469	4,979,511	6,368,776	5,198,566

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN US$) (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2025 AND 2024

			Additional	Retained	Non-
	Common Stock		Paid-In	Earnings/	Controlling
	Shares	Amount	Capital	(Deficit)	Interest	Total

Balance – May 1, 2023	10,000	$1,282	$2,884,615	$422,599	$-	$3,308,496

Net income for the period	-	-	-	837,947	-	837,947

Balance – January 31, 2024	10,000	$1,282	$2,884,615	$1,260,546	$-	$4,146,443

Balance – November 1, 2023	10,000	$1,282	$2,884,615	$981,129	$-	$3,867,026

Net income for the period	-	-	-	279,417	-	279,417

Balance – January 31, 2024	10,000	$1,282	$2,884,615	$1,260,546	$-	$4,146,443

Balance – May 1, 2024	10,000	$1,282	$19,095,000	$3,433,350	$-	$22,524,199

Reverse merger adjustment	14,553,026	13,281	(18,714)	5,433	-	-
Stock-based compensation	-	-	62,500	-	-	62,500
Net income for the period	-	-	-	3,480,898	567,617	4,048,515

Balance – January 31, 2025	14,563,026	$14,563	$19,138,786	$6,919,681	$567,617	$26,640,647

Balance – November 1, 2024	10,000	$1,282	$19,095,000	$7,325,457	$-	$26,421,739

Reverse merger adjustment	14,553,026	13,281	(18,714)	5,433	-	-
Stock-based compensation	-	-	62,500	-	-	62,500
Net income/(loss) for the period	-	-	-	(411,209)	567,617	156,408

Balance – January 31, 2025	14,563,026	$14,563	$19,138,786	$6,919,681	$567,617	$26,640,647

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN US$) (UNAUDITED)

NINE-MONTH PERIODS ENDED JANUARY 31, 2025 AND 2024

	2025	2024
Cash Flow from Operating Activities
Net income	$4,048,515	$837,947
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities
Depreciation, amortization and impairment expense	2,232,693	432,692
Change in fair value of derivative liability	4
Shares and warrants issued for services	62,500	-

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(9,773,822)	(942,630)
Inventories
Prepaid inventory
Prepaid expenses and other current assets
Accounts payable and accrued expenses	2,223,707	6,087
Income taxes payable	1,250,762	165,582
Total adjustments	(4,004,156)	(338,269)

Net cash provided by operating activities	44,359	499,678

Net Increase in Cash	44,359	499,678

Cash – Beginning of Period	39,351	-

Cash – End of Period	$83,710	$499,678

Cash Paid During the Period For:
Interest expense	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: ORGANIZATION AND NATURE OF BUSINESS

Organization

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. On August 23, 2019, the majority owner of Lazex entered into a Stock Purchase Agreement with Slinger Bag Americas Inc., a Delaware corporation (“Slinger Bag Americas”), which was 100% owned by Slinger Bag Ltd. (“SBL”), an Israeli company. As a result of a number of transactions, Lazex owned 100% of Slinger Bag Americas, and the sole shareholder of SBL owned 50,000 shares of common stock (approximately 82%) of Lazex. Effective September 13, 2019, Lazex changed its name to Slinger Bag Inc.

On May 16, 2022, the Company changed its domicile from Nevada to Delaware. On April 7, 2022, the Company effected a name change to Connexa Sports Technologies Inc. We also changed our ticker symbol to “CNXA”.

On June 14, 2022, the Company consummated a public offering of shares of its common stock, par value $0.001 per share (the “Common Stock”), and the listing of the Common Stock on the Nasdaq Capital Market.

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock (the “Shares”) and (ii) pre-funded warrants to purchase an aggregate of 1,258,490 shares of Common Stock (the “Pre-Funded Warrants”) at a combined purchase price of $4 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants had an exercise price of $0.0002 per share of Common Stock and became exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of the Pre-Funded Warrants under Nasdaq rules until the Pre-Funded Warrants were exercised in full. The aggregate number of shares issued to the January 2024 Investors was 349,530, and the aggregate number of Pre-Funded Warrants was 3,775,470.

On March 18, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) and a share exchange agreement (the “Exchange Agreement”) to acquire 70% of Yuanyu Enterprise Management Co., Limited (“YYEM”) from Mr. Hongyu Zhou, the sole shareholder of YYEM (the “YYEM Seller”) for a combined $56 million (the “Acquisition”). $16.5 million of this amount was paid in cash on March 20, 2024 pursuant to the Purchase Agreement to acquire 20% of YYEM.

On April 15, 2024, the Company effected a symbol change from “CNXA” to “YYAI”.

From April 2024 through May 2024, the Company acknowledged and agreed to the entry into certain warrant purchase agreements (the “WPAs”) by the January 2024 Investors and 10 purchasers (the “Pre-Funded Warrant Purchasers”) pursuant to which the January 2024 Investors sold all of the 3,775,470 Pre-Funded Warrants to the Pre-Funded Warrant Purchasers for an aggregate amount of $18,877,350 in cash.

On June 27, 2024, the Company (i) increased the number of authorized shares of Common Stock from 300,000,000 to 1,000,000,000 and (ii) effected a 1-for-20 reverse stock split, whereby the Company’s Common Stock began to trade on a reverse split adjusted basis. All fractional interests were rounded up to the nearest whole number of shares of Common Stock. All references to the outstanding stock in this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect this reverse split.

On May 28 2024, the Company filed a registration statement in respect of 1,925,000 shares of its Common Stock consisting of (a) 349,530 Shares and (b) 1,575,470 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants, and on August 21, 2024 such registration statement became effective.

On October 11, 2024, the Company filed a registration statement in respect of 2,200,000 shares of Common Stock that were issued on August 16, 2024 upon the exercise of pre-funded warrants issued on January 19, 2024. This registration statement became effective on November 22, 2024.

On November 21, 2024, following The Nasdaq Stock Market LLC’s (“Nasdaq”) approval of the new listing application submitted to it in connection with the Acquisition, the Company completed the purchase of 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, for 8,127,572 newly issued shares of Common Stock to the YYEM Seller, representing 55.8% of the issued and outstanding shares of Common Stock as of the date of the closing (the “Share Exchange Transaction”). Upon the purchase of this additional 50%, the Company now owns 70% of YYEM; the additional 30% is reflected as non-controlling interest on the consolidated financial statements. The Company accounted for this transaction as a reverse merger and, as a result, the historical operating results are those of the accounting acquirer YYEM. As part of this transaction, the Company agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established Florida limited liability company called J&M Sports LLC (“J&M”). J&M is owned by Yonah Kalfa, former Chief Innovation Officer and director of the Company, Mike Ballardie, former President, Chief Executive Officer, Treasurer and director of the Company, Juda Honickman, former Chief Marketing Officer of the Company, and Mark Radom, former general counsel and Secretary of the Company (Mr. Radom is currently a consultant to the Company). On November 21, 2024, the Company entered into a separation and assignment agreement (the “Separation Agreement”) with J&M to sell, transfer, and assign all or substantially all of its legacy business, assets, and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to J&M, in consideration for $1.00. Under the Separation Agreement, J&M obtained the sole right to and assumed all the obligations of the Legacy Business and is liable to the Company for any losses arising from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). As a result of the completion of the Acquisition, on November 21, 2024, the Company’s directors and officers resigned from their positions on November 21, 2024. On November 19, 2024, prior to the resignation of all the directors of the Company, the Company’s Board of Directors (the “Board”) appointed five new directors, with such appointment taking effect on November 21, 2024 upon the closing of the Acquisition.

As an inducement to the Company to complete the Acquisition, Hongyu Zhou (the YYEM Seller and a member of the Board and the Company’s controlling shareholder since November 21, 2024), pursuant to the Exchange Agreement, agreed to make an aggregate payment to the Company of $5 million, of which $2,344,960 was transferred to the Company prior to the closing of the Acquisition and $2,100,000 was transferred to J&M from November 21, 2024 through the date hereof. The remaining $555,040 in cash is due to be paid to J&M, together with an additional $250,000 as additional compensation for J&M’s willingness to delay receipt of the $5 million payment in full.

YYEM was registered in Hong Kong on November 11, 2021. Its business purpose is to provide technology services. YYEM’s registered office is located at Rm 4, 16/F, Ho King Comm Ctr, 2-16 Fayuen St, Mongkok, Kowloon, Hong Kong.

For details of all prior operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, SBL, and Flixsense Pty, Ltd. please see the Company’s previous filing on Form 10-K for the year ended April 30, 2024, filed July 25, 2024.

Basis of Presentation

The accompanying condensed consolidated financial statements of Connexa Sports Technologies Inc. (“YYAI”) and YYEM, collectively referred to as the “Company,” are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the transactions described above, the accompanying consolidated financial statements include the combined results of YYAI and YYEM for the periods ended January 31, 2025 and 2024. No amounts or disclosures related to our Legacy Business of Slinger Bag, Inc. are reflected herein.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures required by GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the period presented. The results of operations for the nine-month period ended January 31, 2025, are not necessarily indicative of the results that may be expected for any future period or the fiscal year ending April 30, 2025 and should be read in conjunction with the Company’s audited financial statements included in the Company’s registration statement on Form S-1 filed with the SEC on May 28, 2024. Please note that the Company’s accounting policies going forward post-merger may differ, as the Company’s management has now changed.

Non-controlling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies non-controlling interests as a component of equity within the consolidated balance sheet. Effective with the purchase of the additional 50% of YYEM on November 21, 2024, the percentage that the Company owns in YYEM was increased to 70%. The remaining 30% is reflected as non-controlling interests in the consolidated financial statements.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Statement Reclassification

Certain prior year amounts within accounts payable, accrued expenses, and certain operating expenses have been reclassified for consistency with the current year presentation and had no effect on the Company’s balance sheet, net loss, shareholders’ equity, or cash flows.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are all considered to be highly liquid investments with a maturity of three months or less at the time of purchase.

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of January 31, 2025 and April 30, 2024, the Company had made no reserves.

Intangible Assets

Intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired as additional paid-in capital is the fair value at the date of acquisition. Each intangible asset with a finite life is subsequently amortized over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at each year end.

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

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled for its products and services. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company’s terms and conditions vary by customer and typically provide net 90-day terms.

The Company receives royalty income in the form of license fees from customers for the use of the Company’s technology rights by the customers. Royalty income is recognized over time when the Company’s technology rights are used by the customers in accordance with the terms and conditions of the relevant license agreement. Revenue is recognized by the Company not only when invoices have been signed and confirmed by customers but also at the end of each month over the term of the relevant license agreements as the service is provided to the customers.

Cost of Revenue

The cost of revenue consists primarily of amortization charge of intangible assets – technology rights, which are directly attributable to the revenue.

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

As discussed in Note 5, the Company holds a Level 1 investment in a Hong Kong company that has a quoted market price. The contributor of this investment has provided a downside guarantee to ensure a minimum value, so the asset is carried at a consistent value during periods in which the per-share price of the investment is below the originally contributed amount.

The Company’s derivative liabilities were calculated using Level 2 assumptions on the issuance and balance sheet dates via a Black-Scholes option pricing model and consisted of the following ending balances and gain amounts as of and for the nine-month period ended January 31, 2025:

Schedule of Derivative Liabilities
Note derivative is related to	January 31, 2025 Balance	(Gain)/Loss for the Nine Months Ended January 31, 2025
8/6/21 convertible notes	$1	$1
6/17/22 underwriter warrants	3	3
Total	$4	$4

The Black-Scholes option pricing model assumptions for the derivative liabilities during the periods ended January 31, 2025 and 2024 consisted of the following:

Schedule of Derivative Liabilities Using Black-Scholes Pricing Method
	Period Ended January 31, 2025	Period Ended January 31, 2024
Expected life in years	1.50-10 years	2.50-10 years
Stock price volatility	150%	150%
Risk free interest rate	4.60%	4.08%-5.37%
Expected dividends	0%	0%

Income Taxes

The Company has adopted ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Prior to the acquisition by YYAI, YYEM was a limited liability company. As a limited liability company, the Company’s taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for federal income taxes has been included in the financial statements. In the event of an examination of the Company’s tax return, the tax liability of the members could be changed if an adjustment in the Company’s income is ultimately sustained by the taxing authorities.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. Factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets, or significant negative industry or economic trends. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If those net undiscounted cash flows do not exceed the carrying amount, impairment, if any, is based on the excess of the carrying amount over the fair value based on the market value or discounted expected cash flows of those assets and is recorded in the period in which the determination is made.

Share-Based Payment

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

The warrants granted during the periods ended January 31, 2025 and 2024 were valued using a Black-Scholes option pricing model on the date of grant using the following assumptions:

Schedule of Warrants Granted Valuation Using Black-Scholes Pricing Method
	Period Ended January 31, 2025	Period Ended January 31, 2024
Expected life in years	5 years	5 years
Stock price volatility	150%	150%
Risk free interest rate	4.60%	4.59%
Expected dividends	0%	0%

Earnings Per Share

Basic earnings per share are calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

All common stock equivalents such as shares to be issued for the conversion of warrants were excluded from the calculation of diluted earnings per share as the effect is antidilutive.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures.

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 requires more detailed information about reportable segments and expenses, including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories. ASU 2023-07 became effective for public companies in fiscal years beginning after December 15, 2023. The Company operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer, who assesses performance based on total revenue, expenses, cash flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in Hong Kong. The Company reports revenue by geographical location as required under the standard. The Company has analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and note disclosures herein. The Company does not believe that ASU 2023-07 will have a material impact on the consolidated financial statements.

Note 3: INTANGIBLE ASSETS

Technology rights are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on a straight-line basis over their estimated useful lives of five years.

Schedule of Acquisition of Intangible Asset – Technology Right
Date	Note	Amount
02/01/2022	Hey Yuan metaverse Marriage and Love social platform	$384,515
02/01/2023	Shangou secure shopping	1,200,000
02/01/2023	Xinjudi creative base system	1,300,000
01/31/2024	Safe transaction method of payment with QR code	1,500,000
01/31/2024	Multifunctional network information security server	1,500,000
01/31/2024	Internet of things trade follow up method	1,500,000
01/31/2024	Retail information management control	1,500,000
01/31/2024	Live scene video automatic production system	1,500,000
01/31/2024	Video chat method and other storage media	1,500,000
01/31/2024	Speech recognition and other methods	1,500,000
01/31/2024	Data processing method and other storage media	1,500,000
Total		$14,884,615

Schedule of Amortization of Intangible Asset – Technology Right
Date	Note	Amount

10/31/2024	Cost	$14,884,615
10/31/2024	Accumulated amortization	(3,630,750)

Net value of Intangible Asset – Technology Right as of January 31, 2025		$11,253,865

Amortization expense for the nine-month periods ended January 31, 2025 and 2024 was approximately $2,232,693 and $432,692, respectively. These amounts are included in cost of revenue in the consolidated statements of operations.

Note 4: REVENUE – SEGMENT REPORTING BY GEOGRAPHIC REGION

The following represents the Company’s revenue segmented by geographic region for the nine-month and three-month periods ended January 31, 2025. All of the revenue in the nine-month and three-month periods ended January 31, 2024 was from Hong Kong.

Schedule of Revenue Segment Reporting by Geographic Region
Location	Nine Months Ended January 31, 2025	Three Months Ended January 31, 2025

Hong Kong	4,090,909	1,363,636
United States of America	3,272,727	1,090,909
United Kingdom	2,454,545	818,182

	9,818,181	3,272,727

Note 5: INVESTMENT

This represents a quoted investment in Brightstar Technology Group Co., Ltd. as of January 31, 2025, a company listed on the Hong Kong Stock Exchange. The contributor of this investment has provided a downside guarantee to ensure a minimum value, so the asset is carried at a consistent value during periods in which the per-share price of the investment is below the originally contributed amount.

Note 6: PREPAYMENTS

Prepayments are for the use of technology from unrelated third parties. The prepayments are to be expensed upon the Company using the technology, which is expected to commence in the next financial year beginning on May 1, 2025.

Note 7: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of accounts payable and accrued expenses as of January 31, 2025 and April 30, 2024, respectively.

Schedule of Accounts Payable and Accrued Expenses
Note derivative is related to	January 31, 2025	April 30, 2024
Accounts payable	$579,190	$50,145
Accrued salaries and benefits – management	157,500	-
Accrued signing bonus	300,000	-
Accrued success fee	1,000,000	-
Accrued directors’ fees	37,500	-
Accrued professional fees	178,143	-
Total	$2,252,333	$50,145

Note 8: SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share. As of January 31, 2025 and April 30, 2024, the Company had 14,563,026 and 1,828,541 shares of common stock issued and outstanding, respectively.

For the period from August 1, 2024 through October 31, 2024, the Company issued 3,776,305 shares of common stock for the exercise of warrants.

For the period from May 1, 2024 through July 31, 2024, the Company issued 830,608 shares of common stock to true-up shares related to the February 22, 2022 acquisition of PlaySight Interactive Ltd. (10), for services rendered (214,128), for the exercise of warrants (505,680), and for fractional shares as part of the 1-for-20 reverse stock split (110,790).

For the period from May 1, 2023 through July 31, 2023, the Company issued 189,718 shares of common stock to brand ambassadors under their agreements (188), to vendors in settlement of accounts payable (67,500), for settlement with former owners of Foundation Sports Systems, LLC (1,350), for the exercise of warrants (27,000), and to satisfy the profit guarantee on a note (93,680).

For the period from August 1, 2023 through October 31, 2023, the Company issued 1,844,506 shares of common stock for services rendered (13,707), for settlement with former owners of Flixsense Pty, Ltd. and as remaining contingent consideration (1,964), for the exercise of warrants (1,708,152), and to satisfy the profit guarantee on a note (85,000). In addition, we issued 35,683 to satisfy our requirement under the 1-for-40 reverse stock split that occurred in this period.

For the period November 1, 2024 through January 31, 2025, the Company issued 8,127,572 shares of common stock to complete the acquisition of YYEM.

Restricted Stock Grants

The Company issued restricted stock grants to five directors and officers. The grants are for common stock with a value of $12,500 and cash with a value of $7,500, for a total of $100,000 per quarter for the five directors and officers. None of the shares have been issued at this time.

Note 9: COMMITMENT

On November 21, 2024, the Company entered into a service agreement with its CEO for a period of five years. Pursuant to the service agreement, the CEO will be compensated as follows: (a) a monthly gross salary of $60,000 per month as a base salary which may be increased by the Board and may be deferred if the Company does not have sufficient funds to pay said salary, and may be converted into equity at the request of the CEO; (b) a $300,000 signing bonus payable in shares of common stock; (c) an annual bonus, as of the end of each fiscal year and as of the date of termination of the Services Agreement, of at least 100% of the CEO’s base salary, payable in cash or equity; and (d) a special bonus in the event of a change of control as defined in the agreement.

As of January 31, 2025, the Company accrued the $1,000,000 success fee and the $300,000 signing bonus, as well as monthly compensation of $157,500 which includes $17,500 in accrued benefits.

Note 10: SUBSEQUENT EVENTS

Not applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information” elsewhere in this report. Because this discussion involves risks and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Recent Developments Related to the Acquisition

On March 18, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) and a share exchange agreement (the “Exchange Agreement”) to acquire 70% of Yuanyu Enterprise Management Co., Limited (“YYEM”) from Mr. Hongyu Zhou, the sole shareholder of YYEM (the “YYEM Seller”) for a combined $56 million (the “Acquisition”). $16.5 million of this amount was paid in cash on March 20, 2024 pursuant to the Purchase Agreement to acquire 20% of YYEM.

On November 21, 2024, following The Nasdaq Stock Market LLC’s (“Nasdaq”) approval of the new listing application submitted to it in connection with the Acquisition, the Company completed the purchase of 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, for 8,127,572 newly issued shares of Common Stock to the YYEM Seller, representing 55.8% of the issued and outstanding shares of Common Stock as of the date of the closing (the “Share Exchange Transaction”). Upon the purchase of this additional 50%, the Company now owns 70% of YYEM; the additional 30% is reflected as non-controlling interests on the consolidated financial statements. The Company accounted for this transaction as a reverse merger and, as a result, the historical operating results are those of the accounting acquirer YYEM. As part of this transaction, the Company agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established Florida limited liability company called J&M Sports LLC (“J&M”). J&M is owned by Yonah Kalfa, former Chief Innovation Officer and director of the Company, Mike Ballardie, former President, Chief Executive Officer, Treasurer, and director of the Company, Juda Honickman, former Chief Marketing Officer of the Company, and Mark Radom, former general counsel and Secretary of the Company (Mr. Radom is currently a consultant to the Company). On November 21, 2024, the Company entered into a separation and assignment agreement (the “Separation Agreement”) with J&M, to sell, transfer, and assign all or substantially all of its legacy business, assets, and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to J&M, in consideration for $1.00. Under the Separation Agreement, J&M obtained the sole right to and assumed all the obligations of the Legacy Business and is liable to the Company for any losses arising from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). As a result of the completion of the Acquisition, on November 21, 2024, the Company’s directors and officers resigned from their positions on November 21, 2024. On November 19, 2024, prior to the resignation of all the directors of the Company, the Company’s Board of Directors (the “Board”) appointed the five directors named below, with such appointment taking effect on November 21, 2024 upon the closing of the Acquisition.

As an inducement to the Company to complete the Acquisition, Hongyu Zhou (the YYEM Seller and a member of the Board and the Company’s controlling shareholder since November 21, 2024), pursuant to the Exchange Agreement, agreed to make an aggregate payment to the Company of $5 million, of which $2,344,960 was transferred to the Company prior to the closing of the Acquisition and $2,100,000 was transferred to J&M from November 21, 2024 through the date hereof. The remaining $555,040 in cash is due to be paid to J&M, together with an additional $250,000 as additional compensation for J&M’s willingness to delay receipt of the $5 million payment in full.

The following table lists the names, ages, and positions of the individuals who now serve as executive officers and directors of the Company following completion of the Acquisition:

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

Guibao Ji

Guibao Ji has been a certified public accountant in China for 25 years and has worked as an accountant at Shenzhen Wanda Accounting Firm since January 2005. He has been a partner of the firm and also an independent director of a number of listed companies, including Brightstar Technology Group and Hekeda Technology Co. Ltd.

Mr. Ji graduated from Central Radio and TV University in 1994 with a degree in Business Accounting. He was certified by the Chinese Institute of Certified Public Accountants in 1999.

Hongyu Zhou

Hongyu Zhou has 15 years of experience founding, growing, and managing successful enterprises. His experience extends to such areas as enterprise management, entertainment technology, and information technology, including as an investor and business manager of a technology company, as a founder and manager of an innovative entertainment company, and as the founder and manager of several technology companies. Mr. Zhou has served as the Chairman of each of Shenzhen Qiangwo Entertainment Technology Co., Ltd. and Shenzhen Qianyue Information Technology Co., Ltd. since 2021. Mr. Zhou founded Shenzhen Yuanzu Century Network Technology Co., Ltd. in 2020 and Shenzhen Qiangwo Entertainment Technology Co., Ltd. in 2017. In founding, managing, and growing companies across various industries, Mr. Zhou has honed his skills in strategic planning, business development, and team leadership. Mr. Zhou owns 8,127,572 shares of Common Stock, representing 55.8% of the issued and outstanding shares of Common Stock as of March 24, 2025.

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

Mr. Liu earned a Bachelor of Science degree in mathematics from the University of Minnesota-Twin Cities in 2013 and was awarded a master’s degree in accounting from George Washington University in 2015. Mr. Liu became a certified public accountant in Washington State in January 2019.

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

The following table identifies the individual who serve as independent and non-independent board and committee members of the Company following completion of the Acquisition:

Name:	Independent	Audit	Compensation	Nominating
Thomas Tarala
Hongyu Zhou
Warren Thomson	Yes	Yes	Yes	Yes
Chenlong Liu	Yes	Yes	Yes	Yes
Kong (“Luke”) Liu	Yes	Yes	Yes	Yes

Business Overview

Established in November 2021, YYEM is based in Hong Kong and operates in the emerging love and marriage market sector. YYEM owns proprietary intellectual property (IP), that the Company believes is unique to this business sector. Its AI matchmaker application is designed to integrate with existing Big Data models and provides the ability to connect to other larger AI models.

YYEM collected royalties of approximately $1.9 million in its fiscal year ended January 31, 2024 In addition, YYEM has entered into term sheets with three entities — one in Hong Kong for rights to use the IP in Japan and South Korea among other locations, one in the UK for rights to use the IP in Europe, and one in the USA for rights to use the IP in Sub-Saharan Africa — with cumulative possible revenue over the next three years of more than $70 million.

For the quarter ended January 31, 2025, the operations of Connexa Sports Technologies Inc. and YYEM are collectively referred to as the “Company.” Following the closing of the Acquisition and the Separation, the Company’s historic operations are no longer part of the Company’s operations and YYEM is the Company’s operating subsidiary. The results of the Company’s operations for the nine-month period ended January 31, 2025 do not reflect the Legacy Business operations and are not representative of what the results of operations of the Company would have been if the Acquisition had not taken place.

Recent Developments Unrelated to the Acquisition

Change in Accountants

On October 30, 2024, the Board and the audit committee approved the engagement of Bush & Associates CPA (“B&A”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2025, effective immediately, and dismissed Olayinka Oyebola & Co (“OOC”) as the Company’s independent registered public accounting firm. OOC had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2023 and 2024. However, in light of charges brought by the SEC against OOC and its principal, Olayinka Oyebola, for allegedly aiding and abetting a securities fraud, the Board and audit committee considered it inadvisable to continue with OOC as the Company’s auditor.

On October 31, 2024, the management of YYEM also dismissed OOC as its independent registered public accounting firm.

OOC’s reports on the consolidated financial statements of the Company for the years ended April 30, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the course of OOC’s engagement there were no disagreements with OOC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of OOC, would have caused OOC to make reference to the matter in its audit opinion. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period OOC was engaged as the Company’s auditor.

For more information regarding recent developments related to OOC, see “Risk Factors — Our former independent auditor, Olayinka Oyebola & Co. and its principal have been charged by the SEC in connection with securities fraud allegations.”

MCN Agency Services Agreement

In February 2025, YYEM signed a Multi-Channel Network (MCN) agency services agreement to create and sell content to TikTok as part of YYEM’s new vertical centered on social networking applications. Under this agreement, YYEM will procure the production of content to be live-streamed or served as videos to TikTok’s users in the Middle East and North Africa. This is expected to include engaging broadcasts across various categories, such as sports, gaming, and lifestyle topics, produced by popular Twitch hosts and other influencers within the network that YYEM is developing. We anticipate that YYEM’s new vertical will also include live-streaming, voice chat rooms, gaming, and influencer-driven user-generated content. The fees generated by the arrangement with TikTok will depend on the rate of conversion by TikTok end-users. YYEM did not receive any payment from TikTok upon the signing of this agreement. Neither the Company nor YYEM has built a network of influencers yet.

Results of Operations for the Nine-Month and Three-Month Periods Ended January 31, 2025 and 2024

The following are the results of our operations for the nine-month period ended, and the three-month period ended, January 31, 2025 as compared to the corresponding period in 2024. In the discussion that follows the table of results, figures in the hundreds of thousands are rounded to the nearest thousand, while figures in the millions, are rounded to one decimal place, i.e., to the nearest hundred thousand.

	Nine Months Ended January 31,		Change	Three Months Ended January 31,		Change
	2025	2024		2025	2024

Net Revenue	$9,818,181	$1,442,308	581%	$3,272,727	$480,768	581%

Cost of Revenue	2,232,693	432,692	416%	744,231	144,230	416%

Gross Profit	7,585,488	1,009,616	651%	2,528,496	336,538	651%

Operating Expenses
General and administrative expenses	2,286,207	6,087	N/A *	1,998,205	1,905	N/A

Total Operating Expenses	2,286,207	6,087	N/A *	1,998,205	1,905	N/A

Operating Income	5,299,281	1,003,529	428%	530,791	334,633	58%

Non-Operating Income/(Expense)
Change in fair value of derivative liability	(4)			(4)	-

Total Non-Operating Income	(4)			(4)

Net Income from Operations Before Provision for Income Taxes	5,299,277	1,003,529	428%	530,287	334,633	58%

Provision for Income Taxes	(1,250,762)	(165,582)	655%	(373,879)	(55,216)	577%

Net Income	4,084,515	837,947		156,408	279,417

* Over 10,000%

Note: The above chart does not include amounts for the non-controlling interest.

Net Revenue

Net revenue increased by $8.4 million, or 581%, for the nine-month period ended January 31, 2025, and by $2.8 million, or 581%, for the three-month period ended January 31, 2025, each as compared to the corresponding period in 2024. These increases were driven by royalty income from new licensees. Because of the revenue recognition policies described in Note 2 to the financial statements, in particular the fact that revenue is recognized at the end of each month over the term of the relevant license agreements as the service is provided to the customers, the three-month percentage increases and the nine-month percentage increases are consistent.

Cost of Revenue and Gross Income

Cost of revenue increased by $1.8 million, or 416%, for the nine-month period ended January 31, 2025, and by $600,000, or 416%, for the three-month period ended January 31, 2025, each as compared to the corresponding period in 2024. These increases were primarily due to the increase in amortization costs of new intellectual property or technology rights. Gross profit increased by $2.2 million, or 651%, for the three-month period ended January 31, 2025, and by $6.6 million or 651%, for the nine-month period ended January 31, 2025, as compared to the same periods in 2024, driven by our higher royalty income.

General and Administrative Expenses

General and administrative expenses, which, in these periods, mainly related to our salaries, professional fees, and other operating expenses, increased by $2,280,120 for the nine-month period ended January 31, 2025, and by $1,996,300 for the three-month period ended January 31, 2025, in both cases from an immaterial amount in the corresponding periods in 2024. These increases were primarily driven by increases in royalty revenue for the period and by the fact that we began incurring personnel costs in preparation for YYEM becoming an operating subsidiary of a Nasdaq-listed company and expenses related to YYAI and directors’ fees.

Net Income from Operations

Net income from operations increased by $4.3 million for the nine-month period ended January 31, 2025, and by $196,000 for the three-month period ended January 31, 2025, each as compared to the corresponding period in 2024. These increases were primarily the result of the royalty income generated by new licensees in relation to the intellectual property and technology rights noted above partially offset by increases in professional fees and director fees.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operations. We recorded net current assets of $15.3 million as of January 31, 2025, compared to $9.0 million as of April 30, 2024, an increase of approximately $6.3 million. Our accounts receivable increased by $9.1 million as we recognized royalty revenue over this period in accordance with our recognition policy while the credit terms of our licensees, to afford them time to monetize the licensed technology, gave them 90 days from the end of the financial year to pay.

Description of Indebtedness

We have no outstanding indebtedness.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure about market risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Because of the inherent limitations of the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved. As required under Exchange Act 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.

Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive and principal financial officers believe that the Company would benefit from finance personnel with extensive experience and expertise in U.S. public company accounting and internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Apart from appointing distinct individuals to the Chief Executive and Chief Financial Officer positions, which addressed a material weakness in the Company’s internal control over financial reporting under prior management, there have been no substantial changes in internal control over financial reporting following the Acquisition.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us or has a material interest adverse to us.

None of our executive officers or directors have (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment, or decree enjoining, barring, suspending, or otherwise limiting involvement in any type of business, securities, or banking activity, or (iv) been found to have violated any Federal, state, or provincial securities or commodities law without such finding being reversed, suspended, or vacated.

Item 1A. Risk Factors

Due to the change of control of the Company and the completion of the Acquisition, there have been material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended April 30, 2024.

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

Due to the Acquisition, our stockholders have a significantly lower ownership and voting interest in us than they had in Connexa prior thereto and exercise less influence over management and policies of Connexa.

Based on the number of shares of our Common Stock outstanding as of the close of business on March 24, 2025, stockholders of the Company owned approximately 44.2% of the outstanding shares of our Common Stock and the YYEM shareholder owned approximately 55.8% of the outstanding shares of our Common Stock. Consequently, the YYEM Seller is able to exert significant influence over certain matters, including matters that must be resolved by a general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interest of this shareholder may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that this shareholder may seek to pursue. Additionally, stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they experienced in connection with that transaction.

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

Risks Related to Our Business, Operations, Industry, Legal, and Regulatory Requirements

We are dependent on third parties for a significant portion of our revenue through intellectual property licensing agreements, and we may not realize the expected benefits of such arrangements.

We have in the past entered into, and may continue to enter into, licensing arrangements with third parties that we believe will commercialize our intellectual property and bolster our revenue.

Our revenue from licensing agreements increased significantly in the nine-month period ended January 31, 2025, constituting substantially all of our revenue, and our results of operations have been, and may continue to be, affected by such arrangements. Licensing agreements involving our intellectual property are subject to various risks. Our licensees may fail to comply with their obligations set out in the respective agreements. If the licensees generate insufficient revenue from their operations, they may be unable to meet the minimum payments required under the agreements. Our licensees may elect to cease the licensing arrangements due to a change in their strategic focus, the availability of funding, or other external factors. Termination of any licensing arrangements may result in a reduction in our revenue and the need for replacement arrangements with other licensees.

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

Adverse macroeconomic conditions, including lower consumer confidence, changes to fiscal and monetary policy, the availability and cost of credit, and weakness in the economies in which we or our licensees and the users of our services or those of our licensees are located may continue to adversely affect our business, financial condition, and results of operations. In recent years, the United States, Europe and other key global markets have experienced historically high levels of inflation, which have impacted, among other things, employee compensation expenses. If inflation rates rise again or continue to remain historically high or further increase in those locations where inflation rates remain elevated, it will likely affect our expenses, and may reduce consumer discretionary spending, which could affect the buying power of our users and lead to a reduction in demand for our services. Other events and trends that could result in decreased levels of consumer confidence and discretionary spending include a general economic downturn, recessionary concerns, high unemployment levels, and increased interest rates, as well as any sudden disruption in business conditions. Economic growth in Mainland China has declined notably in recent years, affecting us through the impact on Hong Kong’s economy and potentially through a China-based licensee. Additionally, geopolitical developments, such as wars in Ukraine and the Middle East, tensions between the United States and China, climate change, and the responses by central banking authorities to control inflation (in some economies of the West) or boost growth (in China), can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

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

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents, and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. We may be required to raise additional funds throughout 2024 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures or perceived opportunities, such as investment, acquisition, marketing, and development activities.

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

The SEC’s charges against our former independent auditor, Olayinka Oyebola & Co., could impact the credibility of our financial statements and those of YYEM, potentially leading to restatements and other adverse effects.

Our former independent auditor, OOC, has been charged by the SEC in connection with allegedly aiding and abetting violations of the antifraud provisions of the federal securities laws. The SEC also charged OOC’s principal, Olayinka Oyebola, with allegedly aiding and abetting a violation involving lying to auditors. The SEC complaint seeks civil penalties as well as permanent injunctive relief, including an order permanently barring Mr. Oyebola and OOC from acting as auditors or accountants for U.S. public companies or otherwise providing substantial assistance in the preparation of financial statements filed with the SEC. This action could affect the credibility of the financial statements audited by OOC. If their audit work is found to be deficient, our financial reporting could be questioned, leading to potential restatements, delays in regulatory filings, or reputational harm. If OOC is barred from acting as auditors or accountants for U.S. public companies, we will be unable to include the financial statements reviewed by OOC in any filing made after that date, and our financial statements will need to be reaudited. Any of these outcomes could have a material adverse effect on our business, financial condition, and stock price, which could contribute to the loss of all or part of your investment.

On October 30, 2024, the Board of Directors and the audit committee approved the engagement of B&A as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2025, effective immediately, and dismissed OOC as the Company’s independent registered public accounting firm.

In addition to serving as our former independent auditor, OOC was also the independent registered public accounting firm for YYEM for the fiscal year ended January 31, 2024. As a result, the SEC action could impact the credibility of YYEM’s financial statements audited by OOC. If a restatement of YYEM’s financial statements is required, it could materially affect our reported financial condition and results of operations, particularly given the impact of the Acquisition. Specifically, any potential restatement could affect the accounting treatment of the acquisition, our historical and pro forma financial statements, and the value of YYEM’s assets on our balance sheet. Furthermore, if any deficiencies in OOC’s audit work necessitate reauditing YYEM’s financial statements, it could result in delays in our SEC filings and increased costs associated with obtaining new audits. These factors could have a material adverse effect on our financial condition, business operations, and the value of our securities.

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

Neither our current auditor, Bush & Associates CPA, nor our former auditor, Olayinka Oyebola & Co. (“OOC”), is headquartered in mainland China or Hong Kong. Nevertheless, should Bush & Associates CPA or OOC in the future have any work papers in China or Hong Kong that the PCAOB is unable to fully inspect, it will be difficult to evaluate the effectiveness of Bush & Associates CPA’s or OOC’s audit procedures or equity control procedures, and investors could consequently lose confidence in our reported financial information and procedures or the quality of our financial statements, which could adversely affect us and our securities. Furthermore, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate Bush & Associates CPA at such future time, an exchange will likely delist our securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Separation and Assignment Agreement, dated November 21, 2024, by and between Connexa Sports Technologies Inc. and J&M Sports LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2024)

10.2

Sales Agreement, dated January 8, 2025, by and between Connexa Sports Technologies Inc. and A.G.P./Alliance Global Partners, incorporated herein by reference to Exhibit 1.1 of the Registration Statement on Form S-3, filed on January 8, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

99.1

Yuanyu Enterprise Management Co., Limited Financial Statements as of and for the Fiscal Years Ended January 31, 2024 and 2023 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on November 25, 2024)

99.2	Yuanyu Enterprise Management Co., Limited Financial Statements as of and for the Three-Month Periods Ended July 31, 2024 and 2023 (unaudited) (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on November 25, 2024)

99.3

Yuanyu Enterprise Management Co., Limited Financial Statements as of and for the Three-Month Periods and Nine-Month Periods Ended October 31, 2024 and 2023 (unaudited) (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2025)

99.4	Connexa Sports Technologies Inc. Unaudited Pro Forma Combined Financial Information (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on February 6, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: March 24, 2025	By:	/s/ Thomas Tarala
Thomas Tarala
Chief Executive Officer

Dated: March 24, 2025	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

