Form 10-K
period 2025-04-30
Connexa Sports Technologies Inc.
filed 2025-08-13
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

74 E. Glenwood Ave. # 320

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on October 31, 2024 was approximately $22,438,339.44.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 7, 2025, was 14,563,019.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenue, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

Fiscal Year Ended April 30, 2025

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

PART I

ITEM 1. Business

The Acquisition

On March 18, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) and a share exchange agreement (the “Exchange Agreement”) to acquire 70% of Yuanyu Enterprise Management Co., Limited (“YYEM”) from Mr. Hongyu Zhou, the sole shareholder of YYEM (“YYEM Seller”) for a combined $56 million (the “Acquisition”). $16.5 million of this amount was paid in cash on March 20, 2024, pursuant to the Purchase Agreement to acquire 20% of YYEM.

On November 21, 2024, following The Nasdaq Stock Market LLC’s (“Nasdaq”) approval of the new listing application submitted to it in connection with the Acquisition, the Company completed the purchase of 5,000 ordinary shares of YYEM, representing 50% of the issued and outstanding ordinary shares of YYEM, for 8,127,572 newly issued shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the YYEM Seller, representing 55.8% of the issued and outstanding shares of Common Stock as of the date of the closing (the “Share Exchange Transaction”). As an inducement to the Company to complete the Acquisition, YYEM agreed, pursuant to the Exchange Agreement, to make several installment payments to the Company totaling $5,000,000 in aggregate. As part of the transaction, the Company agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established Florida limited liability company called J&M Sports LLC (“J&M”), which is owned by Yonah Kalfa, former Chief Innovation Officer and director of the Company; Mike Ballardie, former President, Chief Executive Officer, Treasurer and director of the Company; Juda Honickman, former Chief Marketing Officer of the Company; and Mark Radom, former general counsel and Secretary of the Company. On November 21, 2024, the Company entered into a separation and assignment agreement (the “Separation Agreement”) with J&M to sell, transfer, and assign all or substantially all of its legacy business, assets, and liabilities related to or necessary for the operations of its “Slinger Bag” business or products (the “Legacy Business”) to J&M, in consideration for $1.00. Pursuant to the Separation Agreement, J&M obtained the sole right to and assumed all the obligations of the Legacy Business and is liable to the Company for any losses from third-party claims against the Company that arise from liabilities related to the Legacy Business (the “Separation”). As a result of the completion of the Acquisition, on November 21, 2024, the Company’s directors and officers resigned from their positions on November 21, 2024. On November 19, 2024, prior to the resignation of all of the directors of the Company, the Company’s Board of Directors (the “Board”) appointed five new directors, with such appointment taking effect on November 21, 2024 upon the closing of the Acquisition. YYEM became the Company’s sole operating subsidiary.

Technology Licensing

Established in November 2021, YYEM is based in Hong Kong and operates in the emerging love and marriage market sector. YYEM’s mission is to empower global connections through innovative matchmaking technology. Through YYEM, we own advanced patents and other proprietary technology which we license out, and we are using this intellectual property to develop an AI-powered matchmaking platform to license to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. We believe our pioneering technology has the power to transform the matchmaking industry, leading to greater success for our licensees and their clients, and ultimately leading to more people finding successful life partnerships.

Our YYEM company was founded on the principle that love is universal but dating and marriage customs vary widely across cultures. By providing highly relevant patents, and a flexible, customizable matchmaking app framework, we aim to enable our partners to develop matchmaking services that resonate with local users while benefiting from our advanced matching algorithms, safety features, and engagement tools.

We possess six technologies related to the metaverse and five AI matchmaking patents, which together enable access to both Augmented Reality (AR) and eXtended Reality (XR), enhancing our future revenue growth potential in the online matchmaking segment. Our AI technology is also designed to integrate with existing Big Data models and other larger AI models, such as Huawei Pangu, Baidu 6 Wenxinyiyan, Alibaba Tongyi, and Tencent Hunyuan. Through interrogating and analyzing available Big Data, our intellectual property aims to support the identification of our licensees’ target subscriber base, while providing subscriber profile analysis and connecting to our AI matchmaker platform, all with the goal of helping our licensees deliver effective matchmaking services both online and in person and helping their clients find successful life partnerships.

Our revenue model is based on licensing fees with our partners, which we intend to bolster through the development or acquisition of additional patents.

We aim to pioneer a new approach to matchmaking. Our strategy is built on three core pillars:

1.	Technological Innovation: We will invest in R&D, predominantly through our relationships with our trusted outsourcing companies, to become a leading supplier of matchmaking technology. Our AI-powered matching algorithms, advanced safety features, and engagement tools will be designed to create meaningful connections while prioritizing user safety and authenticity.

2.	Cultural Adaptability: Our platform is being built with flexibility in mind, allowing partners to easily customize the user experience and features to align with local cultural norms and preferences. This approach will better ensure that each app feels native to its market while benefiting from our global expertise.

3.	Partner Empowerment: We plan to offer our partners support, including technical integration, marketing strategies, and ongoing optimization. Our success will be tied to the success of our partners, creating a symbiotic relationship that will help to drive innovation and growth.

We believe that by enabling our partners to customize our AI-powered platform for local preferences and practices, each app can present a unique value proposition to its respective target user base.

Key features of our technology, offered now or in development, include:

●	AI-driven matching algorithms that learn and improve based on user behavior and feedback;

●	Metaverse capabilities for more natural meetings in cyberspace;

●	Customizable safety features, including photo verification, message filtering, and real-time moderation;

●	Engagement tools such as virtual events and video chat integration;

●	Flexible monetization options to suit different market needs; and

●	Robust analytics and reporting to help partners optimize their apps.

Our team has a strong track record in both matchmaking technology and international business. We intend to leverage this expertise not only to improve our core technology but also to offer our partners help in navigating the complexities of launching and growing matchmaking apps in diverse markets.

Looking ahead, we see promising opportunities for growth as more people around the world embrace technological assistance with matchmaking, particularly AI-driven assistance. By empowering local entrepreneurs and established companies to create culturally relevant matchmaking apps, we believe we will expand our reach and impact far beyond what we could achieve with a single, global app.

We generated royalties of $12.8 million in our financial year ended April 30, 2025.

Social Networking

Our operating subsidiary, YYEM, is also developing a social networking vertical to create and sell content to TikTok for its users in the Middle East and North Africa (the “MENA region”), which we anticipate will provide an independent revenue stream capitalizing on TikTok’s strength in the MENA region relative to the uncertainty the app faces in the United States. Under a Multi-Channel Network (MCN) agency services agreement signed with TikTok in February 2025, YYEM will procure the production of content to be live-streamed or served as videos to TikTok’s multitude of users in the MENA region. This is expected to include engaging broadcasts across various categories, such as sports, gaming, and lifestyle topics, produced by popular Twitch hosts and other influencers within the network that YYEM is developing. We anticipate that YYEM’s new vertical will also include live-streaming, voice chat rooms, gaming, and influencer-driven user-generated content. The fees generated by this arrangement with TikTok will depend on the rate of conversion by TikTok end-users.

Market Overview

Technology Licensing

The global online dating market is worth multiple billions of dollars annually, with most estimates of dating app revenue being between $6 billion and $9 billion in each of 2023 and 2024. Global growth is forecast to be between 6% and 9% per year through the rest of the decade. A disproportionate amount of this revenue is generated by a few public companies in the United States (most notably Match Group), where the market is mature, technology is well integrated in people’s lives, and penetration rates are high.

Connexa, through YYEM, has focused its efforts on building relationships with clients focused on markets outside North America, where the competition is more dispersed, penetration rates are lower, and the room for growth is greater. We are not aware of any competitor technology companies that specialize in providing technology to online dating companies as we do.

Across the Asia Pacific region (in this case, Japan, Hong Kong, and Southeast Asia), there is a wide diversity of opportunity. Highly urbanized hubs in Japan and Singapore, as well as parts of Thailand and the Philippines, have relatively high app adoption among young adults. Japan’s cultural dynamics, with ritualized dating norms, relatively late marriages, and heavy smartphone use, help to create a sizable paying user base. Hong Kong is a high-connectivity market, as well, with near-universal internet and mobile usage, which supports app adoption, although the absolute market is small due to the population size of the territory. At the same time, Southeast Asia also has many less-urbanized areas with lower smartphone usage and fewer opportunities for monetization per user. These areas, however, have strong growth potential because the population will generally connect to the internet almost exclusively through their phones rather than through computers, fostering mobile-first social behavior and increasing comfort with apps of all kinds, and because the proportion of youth in its population is typically higher.

Europe (including the UK) is a mature market with broad app awareness. Culturally, Europe is generally more similar to the United States than Asia is, enabling the major U.S.-based players to gain market share more easily. The penetration rate among urban 18- to 34-year-olds is high, comfortably exceeding 10% in numerous jurisdictions, which provides a solid base for monetization but translates into lower projected growth rates. Online dating companies must contend with strict data privacy regulation in Europe, which requires greater expenditure but arguably bolsters the long-term prospects of the market, given the trust it engenders.

Sub-Saharan Africa is far smaller in scale than either Asia Pacific or Europe, but its growth prospects are promising. South Africa’s online dating app market generated just over $200 million in revenue in 2023, but generally monetization is harder elsewhere in the region, with low average revenue per user. Mobile internet access and smartphone ownership are rising fast but still are substantially lower than global averages, which constrains absolute penetration of dating apps despite strong potential interest in urban youth segments of the societies. Given the low established base, growth prospects are significant, with important factors being localization (with cultural and religious conservatism impacting product design) and low cost (given the economic challenges associated with operating in developing economies).

The cultural and religious conservatism prevalent in parts of Sub-Sharan Africa stands in contrast with the more secular traditions of much of Europe. Europe’s culture of individualism stands in contrast with Asia Pacific’s emphasis on societal values. The need for advanced features to gain traction in a mature market such as Europe stands in contrast with the need for the more basic, low-cost model needed for Sub-Saharan Africa.

Strengths and Strategies

Competitive Strengths

Our Directors believe that our success is attributable to, among other things, the following competitive strengths:

●	Patented proprietary technology: Underpinning our business is a portfolio of patented proprietary technology that incorporates artificial intelligence and metaverse technology. Our AI technology helps our licensees to identify potential customers, match customers with potential partners, and screen out malicious actors, while our metaverse technology brings our licensees closer to the next stage of connectivity: dating in cyberspace.

●	Cultural adaptability: Our business is focused on enabling our partners to easily customize the user experience and features of their customer-facing products to align with local cultural norms and preferences, which we believe provides our partners, and by extension us, a competitive advantage over large international players, who may have greater resources and larger scale but often deploy a one-size-fits-all approach that fails to respect local sensitivities and resonate with different populations.

●	Local partnerships: Our business is built to serve local partners who understand local markets. While we strive to ensure the long-term success of these partners, our license agreements provide for fixed payments, which provides greater predictability of financial results by insulating us from the vagaries of the consumer-facing market.

Strategies

Our goal is to become a leading provider of technology to online dating companies around the world. To this end, we plan to carry out, or are in the process of carrying out, the following strategies:

●	Development of core technologies: Continue iterative development of the Company’s core technology offering, refining existing technology, extending the capabilities of the technology, and acquiring or developing new patents and other IP to add to the Company’s technology offering.

●	Geographic expansion: Consider expansion to Mainland China, where the penetration rate of online dating apps is reported to be roughly a third of that in the United States, presenting a strong growth opportunity in a familiar market.

●	Web3 expansion: Capitalize on the next version of the worldwide web, known as Web3. The Company believes its technology, with its AI component and its focus on the metaverse, is particularly well suited to the coming Web3 era, which will also involve blockchain technology and so-called tokenomics, areas that the Company intends to leverage either itself or through tools provided to customers.

●	Diversification of revenue streams: The Company has recently launched a new vertical centered on social networking applications to diversify its revenue streams. We intend to build out this vertical while considering additional sources of revenue to further diversify our revenue streams.

Customers and Marketing

YYEM is a business-to-business, or B-to-B, player, licensing its technology to companies who understand the retail market in their respective regions. Currently, our Company, through YYEM, has three main licensees covering distinct geographic regions: one based in Hong Kong for rights to use the IP in Japan and South Korea among other locations; one in the UK for rights to use the IP in the UK and Europe; and one in the USA for rights to use the IP in Sub-Saharan Africa. Each of these licenses is incorporating or has incorporated the Company’s technology into its own product offerings. We rely principally on YYEM’s reputation in business circles, particularly in the online dating ecosystem, and do not actively market YYEM’s brand or technology to retail customers.

The YYEM Approach

At this stage of our development, we are primarily a technology company that facilitates matchmaking, while our licensees are generally matchmaking companies that leverage technology. We believe this combination enables each company to focus on the aspect of the business in which it is strongest. At the same time, we consider ourselves more than a technology company — through our licensees, we are facilitating connections, sparking romances, and bringing people together across the globe. In the process, we aim to redefine the future of matchmaking.

We are sensitive to cultural norms and recognize that, as we expand to new jurisdictions, our approach needs to be adjusted to suit prevailing local preferences. For this reason, we prefer to partner with local players as we enter new markets, and we build our products and services with a view to customization based on local culture and practices. By respecting cultural nuances, licensees can create services that resonate deeply with their clientele.

At YYEM, we are dedicated to supporting our licensees in delivering exceptional online matchmaking services. Through our advanced patent portfolio, pioneering AI-powered technology platform, and cultural adaptation of our offerings, we believe we can empower our partners to create meaningful and lasting connections for their clients. Our commitment to innovation and excellence will help ensure that we are a trusted name in the matchmaking industry, providing considerable value to our global network and, ultimately, to individuals looking for love and marriage.

Permission or Approvals Required from the PRC Authorities with respect to the Operations of YYEM

Business operations

YYEM conducts business in Hong Kong and is required to obtain, and has obtained, a business license issued by the Hong Kong Companies Registry. As a special administrative region of the PRC, Hong Kong enjoys separate governing and economic systems from that of mainland China under the principle of “one country, two systems.” YYEM, as a Hong Kong-based company without operations in mainland China, is not directly subject to PRC laws and regulations regarding the general conduct of its business or regarding overseas listings. As of the date of this Annual Report, YYEM has not been denied any requisite permissions by any PRC authority, nor has YYEM received any notice of, or been subject to, any penalty or other disciplinary action from any PRC authority for the failure to obtain or the insufficiency of any approval or permit in connection with the conduct or service of its business operations.

However, YYEM may be subject to additional licensing requirements, and our conclusion on the status of YYEM’s licensing compliance may prove to be mistaken, due to uncertainties around the interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant governmental authorities, the PRC government’s ability to intervene in or influence YYEM’s operations, and the rapid evolvement of PRC laws, regulations, and rules, sometimes with little or no advance notice. We cannot assure you that YYEM is or will be in compliance with all licensing requirements applicable to it or will not be subject to any penalty in the future due to the lack or insufficiency of approvals or permits. The failure of YYEM to obtain or to thereafter maintain any permit or license required for its operations may result in the suspension or termination of, or otherwise give rise to a material adverse change to, its businesses, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to significantly decline in value. For more detailed information, see “Risk Factors — Risks Related to Doing Business in Hong Kong.”

Securities offering

We believe that, as of the date of this Annual Report, YYEM is not required to obtain any permission from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”), or any other PRC authority in connection with an offering of securities. As a result, it has never submitted an application to any such authority for the approval of any offering. As of the date of this Annual Report, it has not received any inquiry, notice, warning, or official objection in relation to any offering from the CSRC, the CAC, or any other PRC authority. However, there remains uncertainty as to the enactment, interpretation, and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. We believe that YYEM has received all requisite permissions and approvals to issue securities. If YYEM does not receive or maintain such permissions or approvals or has inadvertently concluded that the approvals of the CSRC, the CAC, or any other regulatory authority are not required for an offering, or if applicable laws, regulations, or interpretations change and YYEM is required to obtain approvals in the future, seeking such approvals could cause the value of our securities, including the Common Stock, to significantly decline or be worthless. Any uncertainties or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. In addition, these regulatory agencies may impose fines and penalties on YYEM, limit its ability to pay dividends outside of China, limit its operations in China, delay or restrict the repatriation of the proceeds from an offering into China, or take other actions that could have a material adverse effect on its business, financial condition, results of operations, and prospects, as well as the trading price of our securities. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt a securities offering before settlement and delivery of our Common Stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery of securities, you do so at the risk that settlement and delivery may not occur. See “Risk Factors — Risks Related to Doing Business in Hong Kong — Changes in the PRC’s economic, political, or social conditions or governmental policies could have a material adverse effect on our business and results of operations.”

Audit inspections

On December 16, 2021, the PCAOB reported that it was unable to completely inspect or investigate registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by one or more authorities in each of those jurisdictions. However, following the signing of a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC in August 2022, the PCAOB on December 15, 2022 vacated its previous determination and confirmed that it was now able to secure complete access to inspect and investigate registered public accounting firms headquartered in those jurisdictions. Nevertheless, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB may issue a new determination.

Our former auditor, Olayinka Oyebola & Co. (“OOC”), an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the United States, is subject to U.S. laws pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards. Our former auditor has been inspected by the PCAOB on a regular basis, with the last inspection in November 2023. Our former auditor is not headquartered in mainland China or Hong Kong and was not identified as an accounting firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should our former auditor in the future have any work papers in China or Hong Kong that the PCAOB is unable to fully inspect, it would be difficult to evaluate the effectiveness of our former auditor’s audit procedures or equity control procedures. Investors could consequently lose confidence in our reported financial information and procedures or the quality of our financial statements, which would adversely affect us and our securities.

Our current auditor, Enrome LLP (“Enrome”), an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the United States, is subject to U.S. laws pursuant to which the PCAOB conducts regular inspections to assess its compliance with current professional standards, with the last inspection in April 2025. Our current auditor is not headquartered in mainland China or Hong Kong and was not identified as an accounting firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should our current auditor in the future have any work papers in China or Hong Kong that the PCAOB is unable to fully inspect, it would be difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors could consequently lose confidence in our reported financial information and procedures or the quality of our financial statements, which would adversely affect us and our securities.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange would in all likelihood delist our securities. On June 22, 2021, the U.S. Senate passed the AHFCAA, and on December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to the AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering a delisting of our Company and the prohibition of trading in our securities if the PCAOB is unable to inspect our accounting firm at such future time.

Capital controls

Following the Acquisition, our corporate organization consists of the Company and YYEM. Revenue primarily is received by YYEM, where it is used to pay operating expenses and is expected to be reinvested in outsourced research and development, the purchase of additional patents and other intellectual property, and branding and other promotional activities, among other things. If needed, management may decide to transfer cash between YYEM and the Company, or between one of these two entities and any subsidiaries that we may establish or acquire in other jurisdictions. This could take the form of intercompany fund advances or capital contributions. Under our cash management policy, the amount of intercompany transfers will be determined by our management based on the working capital needs of the entities within our group, and intercompany transactions will be subject to our internal approval process and funding arrangements.

We have not declared or paid dividends or made any distribution of earnings as of the date of this Annual Report. We do not intend to declare dividends or distribute earnings (if any) in the near future. Any determination to declare dividends or distribute earnings (if any) in the future will be at the discretion of our board of directors.

The Company and YYEM are not subject to any significant restrictions on buying or selling foreign exchange or on transferring cash between entities within our group, across borders, or to U.S. investors. There are no significant restrictions or limitations on our ability to distribute earnings (if any) from YYEM to the Company and U.S. investors or our ability to settle amounts owed. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the ability of YYEM to buy or sell foreign exchange or transfer or distribute cash within our organization, which could result in an inability to make, or a prohibition on making, transfers or distributions to entities outside of Hong Kong and adversely affect our business.

YYEM may decide to work with a licensee based in Mainland China, which imposes various limitations, procedures, and formalities on payments out of China. Capital account transactions, which relate to the purchase and sale of foreign assets and liabilities and include such transactions as investments and loans, are subject to review by the State Administration of Foreign Exchange (“SAFE”). Current account payments, including royalty payments, should generally not be restricted, but SAFE has a significant degree of administrative discretion in implementing laws and regulations and has on occasion used this discretion to limit the convertibility of current account payments out of China. YYEM understands from a potential Mainland China licensee that because the royalties that would be due to YYEM under a licensing agreement would constitute current account payments, the payment of such royalties would be permitted under PRC regulations, provided the sending and receiving banks can show that the transactions are legitimate. However, there can be no assurance that the distinction between restrictions on capital account transactions and restrictions on current account transactions will be consistently interpreted by SAFE and China’s other regulatory agencies, nor can there be any assurance that the legal analysis of the licensee is correct or that the PRC government will not intervene or impose other restrictions on the ability of the licensee to make the required payments to YYEM outside of Mainland China. The immediate financial impact of any such development in the coming months, while potentially affecting our business prospects adversely, would be limited by the fact that, to date, YYEM has not received any revenue from, and is therefore not financially dependent on, any licensee in Mainland China.

Recent Developments

ATM Offering

On January 8, 2025, the Company entered into a sales agreement with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock through or to the Agent, as sales agent or principal. The issuance and sale, if any, of shares of the Company’s common stock under the Sales Agreement will be pursuant to the Company’s registration statement on Form S-3 (File No. 333- 279880) (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) on January 8, 2025 and are described in detail in the related base prospectus and prospectus supplement included as part of the Registration Statement. In accordance with the terms of the Sales Agreement, under the prospectus supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $2,213,152 from time to time through or to the Agent. The sale, if any, of shares of the Company’s common stock under the Sales Agreement will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the Nasdaq Capital Market or any other trading market for the Company’s common stock. Subject to the terms and conditions of the Sales Agreement, the Agent will use commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based on the Company’s instructions. The compensation payable to the Agent as sales agent shall be 3.0% of the gross proceeds from each sale of the shares through or to the Agent pursuant to the Sales Agreement. In addition, the Company will reimburse the Agent for certain out-of-pocket costs and expenses incurred in connection with the Sales Agreement in an amount not to exceed $50,000 and up to an additional $20,000 per fiscal year for maintenance, and the Company has agreed in the Sales Agreement to provide indemnification and contribution to the Agent against certain liabilities, including liabilities under the Securities Act.

Private Placement

On June 30, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”), providing for the private placement (the “Private Placement”) of 20,000,000 units (each, an “Unit”), each unit consisting of one (1) share of Common Stock and two warrants (“Warrants,” and the shares of Common Stock underlying the Warrants, the “Warrant Shares”), both of such Warrants with identical terms. Each Unit was offered at a price of $0.23, and each Warrant has a five-year exercise period, with an exercise price of $0.89 (“Exercise Price”). The total gross proceeds from the Private Placement without taking into account any exercise of the Warrants will be $4,600,000. The Exercise Price is subject to adjustment pursuant to the terms of the Warrants, the form of which is appended to the Securities Purchase Agreement, upon the occurrence of: the Company’s Common Stock reverse and forward splits, payment of dividends in Common Stock, and reclassification of Common Stock into any shares of the Company’s capital stock. If at the time of exercise of the Warrants there is no effective registration statement registering the Warrants or the Warrant Shares, or the prospectus for the registration statement is not available for the resale of the Warrant Shares by the investor holding the Warrants, then each Warrant may be exercised, in whole or in part, at such time by means of a “cashless exercise.” Closing of the Private Placement and issuance of the Common Stock and Warrants will be conditional upon satisfaction of all Nasdaq listing rules, including the obtaining of shareholder approval and the filing of a Schedule 14C information statement and all required time periods being complied with. The Securities Purchase Agreement may be terminated by the Company with written notice if the closing of the Private Placement has not been consummated on or before December 31, 2025.

Nasdaq Compliance

On July 9, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that, as a result of Warren Andrew Thomson’s resignation from the Board and the audit committee of the Board, effective June 12, 2025, the Company is not currently in compliance with Nasdaq Listing Rule 5605. The Notice has no immediate effect on the listing or trading of the Company’s common stock.

Nasdaq Listing Rule 5605 requires that (i) a majority of the Board be comprised of independent directors and (ii) the Audit Committee be comprised of at least three independent directors. The Company currently has four directors, only two of whom qualify as independent directors. In addition, the Audit Committee currently comprises only two independent directors.

The Notice states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier to occur of the Company’s next annual stockholders’ meeting or June 12, 2026; or (ii) if the next annual stockholders’ meeting is held before December 9, 2025, then the Company must evidence compliance no later than December 9, 2025. The Company intends to appoint an additional independent director to serve as a member of the Board and the Audit Committee prior to the end of the cure period described above.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenue equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th. Such reduced disclosure and corporate governance obligations may make it more challenging for investors to analyze our results of operations and financial prospects.

Employees

As at the date of this report, we have 14 full-time employees. Management believes its relations with employees are good.

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

Our revenue from licensing agreements constituted substantially all of our revenue in the year ended April 30, 2025, and our results of operations have been, and may continue to be, affected by such arrangements. Licensing agreements involving our intellectual property are subject to various risks. Our licensees may fail to comply with their obligations set out in the respective agreements. If the licensees generate insufficient revenue from their operations, they may be unable to meet the minimum payments required under the agreements. Our licensees may elect to cease the licensing arrangements due to a change in their strategic focus, the availability of funding, or other external factors. Termination of any licensing arrangements may result in a reduction in our revenue and the need for replacement arrangements with other licensees.

Our licensees have significant discretion in determining the efforts and resources that they will apply to their own operations, potentially limiting their ability to make the required payments under the licensing agreements. Such licensees may independently develop intellectual property that could substitute for ours or may partner with competitors offering different technology.

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

As we expand to new jurisdictions, if we fail to enter into licensing arrangements for a particular territory with a suitable strategic partner and do not have sufficient funds or local expertise to undertake the necessary commercialization activities ourselves, we may not be able to generate revenue from that territory.

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

Additionally, our mobile applications (if we develop and market user-facing apps) and those of our licensees’ will most often be accessed through the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate, or otherwise interfere with a company’s ability to distribute or promote its applications through their stores, its ability to update its applications, and its ability to access information that the apps collect about users. To the extent either Apple or Google does so, our business, financial condition, and results of operations could be adversely affected.

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

Our reporting currency is the U.S. dollar, and all of our license agreements are currently denominated in U.S. dollars. However, if, in the future, our revenue is received in various other currencies due to our international operations, our revenue could be reduced when translated into U.S. dollars during periods of a strengthening U.S. dollar. In addition, as foreign currency exchange rates fluctuate, the translation of our international revenue into U.S. dollar-denominated operating results could affect the period-to-period comparability of such results and could also result in foreign currency exchange gains and losses.

We depend on our key personnel.

Our future success will depend on our continued ability to identify, hire, develop, motivate, and retain highly skilled individuals across the markets where we operate, with the continued contributions of management, as well as contributions from sales teams and technology teams, being especially critical to our success. Competition for well-qualified employees or contractors is intense, and our continued ability to compete effectively depends, in part, on our ability to attract new employees or contractors.

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

If we build out our own online offerings, we may find ourselves targeted by cyberattacks, computer viruses, worms, bot attacks, or other destructive or disruptive software, distributed denial of service attacks, and attempts to misappropriate customer information, including personal user data, credit card information, and account login credentials. While we would expect to invest in the protection of our systems and infrastructure, in related personnel and training, and in employing a data minimization strategy where appropriate, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Any cyber or similar attack that we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing our services, tarnish our reputation, result in the disclosure of confidential or sensitive information of our users, and be costly to remedy, as well as subject us to investigation by regulatory authorities or to litigation that could result in liability to third parties.

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

In addition to serving as our former independent auditor, OOC was also the independent registered public accounting firm for YYEM for its financial year ended January 31, 2024. As a result, the SEC action could impact the credibility of YYEM’s financial statements audited by OOC. If a restatement of YYEM’s financial statements is required, it could materially affect our reported financial condition and results of operations, particularly given the impact of the Acquisition. Specifically, any potential restatement could affect the accounting treatment of the acquisition, our historical and pro forma financial statements, and the value of YYEM’s assets on our balance sheet. Furthermore, if any deficiencies in OOC’s audit work necessitate reauditing YYEM’s financial statements, it could result in delays in our SEC filings and increased costs associated with obtaining new audits. These factors could have a material adverse effect on our financial condition, business operations, and the value of our securities.

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

Neither our current auditor, Enrome, nor our former auditors, OOC and Bush & Associates CPA, is headquartered in mainland China or Hong Kong. Nevertheless, should Enrome LLP, Bush & Associates CPA or OOC in the future have any work papers in China or Hong Kong that the PCAOB is unable to fully inspect, it will be difficult to evaluate the effectiveness of our current auditor’s or former auditors’ audit procedures or equity control procedures, and investors could consequently lose confidence in our reported financial information and procedures or the quality of our financial statements, which could adversely affect us and our securities. Furthermore, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate Enrome LLP at such future time, an exchange will likely delist our securities.

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

Over the years, the PRC has enacted a number of laws and regulations aimed at governing the collection and security of personal data. These include the Cybersecurity Review Measures, which took effect on February 15, 2022 and require a government review of critical information infrastructure operators (“CIIOs”) and of internet operators that possesses the personal information of at least one million users or meet certain other criteria; the Network Data Security Administration (Draft for Comments), published in 2021 and not yet enacted, which provides that companies engaging in data processing activities that may affect national security must apply for a cybersecurity review by the CAC under certain circumstances; the PRC Data Security Law, promulgated in 2021, which imposes certain requirements for the collection and processing of data in order to protect its security; the Personal Information Protection Law, promulgated in 2021, which integrates various scattered rules with respect to personal information rights and privacy protection; the Rules on the Scope of Necessary Personal Information for Common Types of Mobile Internet Applications, which came into effect in 2021 and prohibits the operators of mobile apps from denying users access to the apps just because they do not consent to the collection of unnecessary personal information; and the Measures for the Security Assessment of Data Cross-border Transfer, effective in 2022, which require data processors to apply for a cross-border security assessment coordinated by the CAC under certain circumstances, including where they transfer personal information overseas and have already transferred personal information of more than 100,000 people, or sensitive personal information of more than 10,000 people, overseas since the start of the previous year. (See also the discussion of the Confidentiality and Archives Administration Provisions, below.

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

As of the date of this Annual Report, these new laws and guidelines have not impacted YYEM’s ability to conduct its business. YYEM is headquartered in Hong Kong and does not have a VIE structure. YYEM is not a cyberspace operator with personal information of more than 1 million users or activities that affect or may affect the national security of China, and it does not possess documents and materials likely to affect the national security or public interest of China. However, any change in foreign investment regulations or other policies in China, or related enforcement actions by the PRC government, could result in a material change in YYEM’s operations and the value of our Common Stock and could significantly limit or completely hinder our ability to offer our Common Stock to investors or cause the value of our Common Stock to significantly decline or be worthless.

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

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties of the government bodies responsible for safeguarding national security and specifies four categories of offences - secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security - and their corresponding penalties. On July 14, 2020, the U.S. President signed the Hong Kong Autonomy Act (the “HKAA”), into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020, the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including the then Hong Kong Chief Executive Carrie Lam and the current Hong Kong Chief Executive John Lee. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under the HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with a foreign person sanctioned under this authority. The imposition of sanctions may directly affect foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. The ramifications of the Hong Kong National Security Law and the HKAA are still unfolding, and it is therefore difficult to predict the full impact on Hong Kong and companies located in Hong Kong. If YYEM is accused of violating the Hong Kong National Security Law or the HKAA by competent authorities, its business operations, financial position, and results of operations could be materially and adversely affected.

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

Based on the number of shares of our Common Stock outstanding as of the close of business on Augusts 7, 2025, stockholders of the Company owned approximately 44.2% of the outstanding shares of our Common Stock and the YYEM shareholder owned approximately 55.8% of the outstanding shares of our Common Stock. Consequently, the YYEM Seller is able to exert significant influence over certain matters, including matters that must be resolved by a general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interest of this shareholder may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that this shareholder may seek to pursue. Additionally, stockholders may not realize a benefit from the Acquisition commensurate with the ownership dilution they experienced in connection with that transaction.

Although we expect that our Common Stock will remain listed on Nasdaq, there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

On July 9, 2025, we received a letter (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that, as a result of Warren Andrew Thomson’s resignation from the Board and the audit committee of the Board (the “Audit Committee”), effective June 12, 2025, the Company is not currently in compliance with Nasdaq Listing Rule 5605. The Notice has no immediate effect on the listing or trading of the Company’s common stock.

Nasdaq Listing Rule 5605 requires that (i) a majority of the Board be comprised of independent directors and (ii) the Audit Committee be comprised of at least three independent directors. The Company currently has four directors, only two of whom qualify as independent directors. In addition, the Audit Committee currently comprises only two independent directors.

The Notice states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier to occur of the Company’s next annual stockholders’ meeting or June 12, 2026; or (ii) if the next annual stockholders’ meeting is held before December 9, 2025, then the Company must evidence compliance no later than December 9, 2025. The Company intends to appoint an additional independent director to serve as a member of the Board and the Audit Committee prior to the end of the cure period described above.

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

We could issue a significant number of shares of Common Stock post-Acquisition, for example in connection with investments or acquisitions. We may increase the number of shares of Common Stock reserved for the Slinger Bag Inc. Global Share Incentive Plan (2020) which would provide additional shares of Common Stock for the issuance, pursuant to the terms and subject to the conditions set forth in such plan, of long-term incentive compensation which may take the form of options, restricted stock units or other securities. Any of these issuances could dilute existing stockholders of the Company, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Common Stock. Any issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Common Stock, either by diluting the voting power of our Common Stock if the preferred stock votes together with the Common Stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our Common Stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Common Stock by making an investment in the Common Stock less attractive. For example, investors in the Common Stock may not wish to purchase Common Stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Common Stock at the lower conversion price, causing economic dilution to the holders of Common Stock. As of April 30, 2025, the Company had no shares of preferred stock authorized, issued or outstanding.

Certain of the Company’s large shareholders may be able to exert significant influence on the Company and their interests may conflict with the interests of its other shareholders.

Certain of the Company’s large shareholders, including our officers and directors, represented approximately 55.8% of the Company’s voting rights as of August 7, 2025. Therefore, these shareholders would be able to exert significant influence over certain matters, including matters that must be resolved by the general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interests of these shareholders may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that these shareholders may seek to pursue.

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

Overview

To preserve the confidentiality, integrity, and availability of our information systems, and to safeguard our assets, data, intellectual property, and network infrastructure, while meeting regulatory requirements, it is crucial to effectively manage cybersecurity risk. To achieve this, we have implemented a comprehensive cybersecurity risk management framework, which is integrated into our overall enterprise risk management system and processes and is internally managed.

Our IT staff is tasked with assessing, identifying, and managing cybersecurity threats and is responsible for:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, and services and to our broader enterprise IT environment;

●	development of risk-based action plans to manage identified vulnerabilities and implementation of new protocols and infrastructure improvements;

●	cybersecurity incident investigations;

●	monitoring threats to sensitive data and unauthorized access to our systems;

●	applying access control measures to critical IT systems, equipment, and devices, which measures are designed to prevent unauthorized users, processes, and devices from accessing IT systems and data;

●	developing and executing protocols to ensure that information regarding cybersecurity incidents is shared promptly with the Board, as appropriate, to allow for risk and materiality assessments and to consider disclosure and notice requirements; and

●	developing and implementing training on cybersecurity, information security, and threat awareness.

There were no cybersecurity incidents during the financial year ended April 30, 2025, that resulted in an interruption to our operations or known losses of any critical data or that otherwise had a material impact on our business strategy, financial condition, or results of operations. However, the scope and impact of any future incident cannot be predicted. See Item 1A, “Risk Factors,” for more information on how material cybersecurity attacks might impact our business.

Governance and oversight

Our Board acknowledges the significance of robust cybersecurity management programs and actively participates in overseeing and reviewing our cybersecurity risk profile and exposures. Our Board receives prompt and timely information regarding any significant cybersecurity incidents, as well as ongoing updates regarding any such incidents. Furthermore, in the event of any significant updates or adjustments to our cybersecurity related policies, our IT staff will present them to the Board for their review and approval.

Our IT staff are responsible for the daily management of our cybersecurity efforts. This includes updates and refinement of cybersecurity policies, execution and management of cybersecurity measures, and the preparation of regular reports on cybersecurity execution. Their primary focus is to consistently update our cybersecurity programs and mitigation strategies, ensuring they align with industry best practices and procedures.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any properties. Our principal office is located at Rm. 3212, Tower 1, The Gateway, Harbour City, 25 Canton Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our portion of the rent at this address is HKD42,000 (approximately $5,400) per month for the use of approximately 800 square feet of a 2,300 square foot space. The lease on the property will expire on August 3, 2026.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of the date of issuance, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

None of our executive officers or directors has (i) been involved in any bankruptcy proceedings within the last five years, (ii) been convicted in or has pending any criminal proceedings (other than traffic violations and other minor offenses), (iii) been subject to any order, judgment, or decree enjoining, barring, suspending, or otherwise limiting involvement in any type of business, securities, or banking activity, or (iv) been found to have violated any Federal, state, or provincial securities or commodities law where such finding has not been reversed, suspended, or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of August 7, 2025, our common stock is listed on Nasdaq under the symbol “YYAI”. The last reported sales price for our common stock as reported on Nasdaq on August 7, 2025 was $4.53.

Holders of Record

On August 7, 2025, there were 509 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries and holders of unissued shares common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we anticipate paying any in the near future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Equity Compensation Plans

On November 11, 2020, the Board of Directors of the Company approved the Slinger Bag Inc. Global Share Incentive Plan (2020) (the “2020 Plan”), which was approved by stockholders holding in the aggregate 999,375 shares of the Company’s common stock, or approximately 75.4% of the Company’s common stock outstanding on such date. The 2020 Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock, and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

The Company currently reserves a total of 1,537,500 shares for issuance under awards to be made under the 2020 Plan, all of which may, but need not, be issued in connection with ISOs. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The 2020 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2020 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2020 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires, non-employee directors, and additional non-employee consultants are eligible to participate in the 2020 Plan, as well. The number of awards to be granted to officers, non-employee directors, employees, and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 21, 2024, the Company issued 8,127,572 shares of common stock to Hongyu Zhou in exchange for 5,000 ordinary shares of YYEM to complete the acquisition of a 70% ownership stake in YYEM. There have been no sales of securities since then.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed in terms of millions are rounded to one decimal place; all dollar figures expressed in terms of thousands are rounded to the nearest thousand. All percentages are calculated using the unrounded underlying figures and rounded to the nearest whole number.

Overview

The Company operates through YYEM, a Hong Kong-based subsidiary established in November 2021 that is engaged in the emerging love and marriage market sector.

YYEM’s mission is to empower global connections through innovative matchmaking technology. We own advanced patents and other proprietary technology which we license out, and we are using this intellectual property to develop an AI-powered matchmaking platform to license to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. We believe our pioneering technology has the power to transform the matchmaking industry, leading to greater success for our licensees and their clients, and ultimately leading to more people finding successful life partnerships.

We have licensing agreements in place with various entities to use the IP in numerous countries across Asia, Europe, and Africa, generating royalties of $12.8 million in our financial year ended April 30, 2025.

Recent Developments

In February 2025, YYEM entered into an agency agreement to develop content for TikTok across the MENA region, leveraging Twitch-hosted live-streaming in sports, gaming, and lifestyle categories. While no upfront payments were received, the agreement positions us to monetize end-user engagement once our influencer network is developed. Revenue under this agreement will depend on performance-based conversion metrics, and as of April 30, 2025, influencer network capabilities were still nascent. We consider this development a positive step toward the diversification of our revenue streams.

On January 8, 2025, we entered into a sales agreement with A.G.P./Alliance Global Partners (“A.G.P.”) under a registered Form S-3 shelf registration, enabling us to raise up to $2,213,152 through periodic sales of common stock. We may sell shares via A.G.P. as agent, or to A.G.P. as principal, and will pay a 3% commission on gross proceeds, plus limited out-of-pocket expense reimbursements. No shares had been sold through this facility as of April 30, 2025, but the agreement provides strategic flexibility for future capital raising.

On June 30, 2025, we executed a securities purchase agreement to issue 20 million units (each unit comprising one share of common stock and two five-year warrants with an exercise price of $0.89), targeting gross proceeds of $4.6 million. Closing is contingent on Nasdaq listing compliance and shareholder approval. The warrants allow for cashless exercise if no effective registration is in place. This financing, if consummated, will significantly improve liquidity and capital resources through 2025 and beyond.

Components of Results of Operations

Revenue

Our revenue is generated from license fees paid by customers for the use of our technology.

Expenses

Cost of revenue consists primarily of amortization charges against intangible assets (specifically, technology rights), which are directly attributable to revenue.

General and administrative expense primarily consists of salaries and benefits for employees involved in general corporate functions; professional fees for external legal, accounting, and other consulting services; traveling expenses; and other general office and administrative expenses.

Gross Profit

Gross profit is calculated as revenue less cost of revenue.

Results of Operations

Year Ended April 30, 2025, Compared to the Year Ended April 30, 2024

The following are the results of our operations for the year ended April 30, 2025, as compared to the year ended April 30, 2024:

	Year Ended April 30,		Change
	2025	2024	Amount	%
Revenue	$12,818,182	$5,195,804	$7,622,378	147%
Cost of Revenue	2,976,923	1,176,923	1,800,000	153%
Gross Profit	9,841,259	4,018,881	5,822,378	145%
Operating Expenses:
General and Administrative Expenses	3,261,402	164,376	3,097,026	1,884%
Total Operating Expenses	3,261,402	164,376	3,097,026	1,884%

Operating Income	6,659,857	3,854,505	2,725352	71%

Revenue

Our revenue increased by $7.6 million, or 147.0%, from $5.2 million for the year ended April 30, 2024 to $12.8 million for the year ended April 30, 2025, driven by royalty income from new licensees following the entry into agreements, initially in the form of binding term sheets, with three licensees in January 2024.

Cost of Revenue

Our cost of revenue increased by $1.8 million, or 153%, from $1.2 million to $3.0 million, primarily driven by higher amortization costs related to our greater level of intangible assets, many of which were acquired near the end of the financial year ended April 30, 2024. Gross profit increased by $5.8 million, or 145%, from $4.0 million to $9.8 million, driven by our higher royalty income described immediately above.

General and Administrative Expenses

General and administrative expenses, which mainly related to salaries, professional fees, and other general office and administrative expenses, increased by $3.1 million, from $164,000 to $3.3 million, primarily driven by the growth of our business as we increased royalty revenue and by the fact that in the year ended April 30, 2025, we began incurring costs relating to YYEM becoming an operating subsidiary of a Nasdaq-listed company. This included audit fees, legal fees, insurance premiums, and directors’ and officers’ compensation.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operations. We had working capital, or net current assets, of $16.0 million as of April 30, 2025, compared to $8.2 million as of April 30, 2024, an increase of approximately $7.6 million, or 93%. In comparison with a year prior, our accounts receivable as of April 30, 2025 increased by $10.0 million as we recognized royalty revenue over the course of the financial year in accordance with our recognition policy while the credit terms of our licensees permitted payment up to 90 days after the end of our financial year in order to afford them time to monetize the licensed technology. As of April 30, 2025, we had retained earnings of $6.1 million.

The following is a summary of our cash flows from operating, investing, and financing activities for the years ended April 30, 2025 and 2024:

	Year Ended April 30,		Change
	2025	2024	Amount	%
Cash Flow (Used in)/Provided by Operating Activities	$(379,388)	$2,486,255	$(2,865,643)	(115)%
Cash Flow (Used in)/Provided by Financing Activities	$394,781	$(2,446,904)	$2,166,569	89%

As of April 30, 2025, we had cash and cash equivalents of $54,000, compared to $39,000 as of April 30, 2024.

Net cash used in operating activities was $379,000 for the year ended April 30, 2025, compared with a net inflow of $2.5 million of cash from operating activities for the prior year, a decrease of $2.9 million in operating cash flow. A $2.0 million rise in our net income was partially offset by the combined effect of our non-cash adjustments, including a $10.0 million increase in our accounts receivable as described above, as well as sizable increases in amortization expense and income taxes payable as our business grew.

Since our cash level was low in the period before payment from our licensees was due, we had no cash allocated to investing activities, neither putting cash into investments nor receiving cash from investments.

The only cash flow we recorded as financing activities were two non-cash items: a $330,000 increase in the value of a guarantee given to the Company by our Chairman in respect of the value of listed shares we own; and $725,000 owed to our Chairman for amounts he paid on behalf of the Company during the year ended April 30, 2025.

Based on our current operating plans, we believe that our existing cash at the time of this filing will be sufficient to meet our anticipated operating needs for at least the next 12 months and that we will have sufficient financial resources available through capital markets fundraising if we should decide to incur additional capital expenditure or make other investments. Our future capital requirements will depend upon many factors, including competing technological and market developments, our R&D efforts, and decisions regarding acquisitions of further patents or companies or other assets.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditure, or capital resources that are material to investors.

Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 to the accompanying financial statements. The following is a summary of those accounting policies that involve significant estimates and judgment of management.

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

Allowance for Credit Losses

Accounts receivable are stated at their historical carrying amount net of allowance for credit losses.

Allowance for credit loss represents management’s best estimate of probable losses inherent in the portfolio. On June 30, 2022, the Company adopted ASC 326, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance replaced the “incurred loss” impairment methodology with an approach based on “expected losses” to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.

The Company considered various factors, including nature, historical collection experience, the age of the accounts receivable balances, credit quality and specific risk characteristics of its customers, and current economic conditions to develop an estimate of credit losses. Additionally, the Company makes specific allowance for credit losses based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of April 30, 2025 and 2024, the Company had made no reserves.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the years ended April 30, 2025 and 2024 was nil.

Fair value of financial instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

Revenue Recognition

Revenue represents the amount of consideration the Company is entitled to upon the transfer of promised goods or services in the ordinary course of the Company’s activities and is recorded net of VAT. The Company adopts the five steps for the revenue recognition: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Consistent with the criteria of ASC 606, “Revenue from Contracts with Customers,” the Company recognizes revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, the Company also considers the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership and (v) acceptance of the good or service.

The Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled for its products and services. Accounts receivable are recorded when obligations have been performed and billed to the customer. During the period after the right to payment has become unconditional but before a bill has been issued, the amount owed is recorded as accrued revenue (receivables). The Company’s terms and conditions vary by customer and typically provide net 90-day terms.

The Company receives royalty income in the form of license fees from customers for the use of the Company’s technology rights by the customers. Royalty income is recognized over time when the Company’s technology rights are used by the customers in accordance with the terms and conditions of the relevant license agreement. Revenue is recognized by the Company not only when invoices have been signed and confirmed by customers but also at the end of each year over the term of the relevant license agreements as the service is provided to the customers.

Income Taxes

The Company has adopted ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Share-Based Payment

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income — Expense Disaggregation Disclosures”, which focuses on improving the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments provide guidance on accounting for induced conversions of convertible debt instruments. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures”. The amendment in ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments are effective immediately and must be applied on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

INDEX TO AUDITED FINANCIAL STATEMENTS

CONNEXA SPORTS TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Connexa Sports Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connexa Sports Technologies Inc. and its subsidiary (the “Company”) as of April 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended April 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended April 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

/s/ Enrome LLP

We have served as the Company’s auditor since 2025

Singapore

August 13, 2025

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	As of April 30,	As of April 30,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$54,744	$39,351
Investment	1,382,857	1,713,336
Accounts receivable	15,388,701	4,939,394
Amount due from related party	2,827,528	2,497,049
Other current assets	2,742,329	488,994

Total Current Assets	22,396,159	9,678,124

Non-Current Assets:
Intangible assets, net of amortization	10,509,635	13,486,558

Total Non-Current Assets	10,509,635	13,486,558

TOTAL ASSETS	$32,905,794	$23,164,682

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accrued expenses	$2,428,131	$120,000
Amount due to related party	775,406	50,145
Income taxes payable	3,283,634	1,271,861

Total Current Liabilities	6,487,171	1,442,006

Total Liabilities	6,487,171	1,442,006

Commitments and contingency		-

SHAREHOLDERS’ EQUITY
Common stock, par value, $0.001, 1,000,000,000 and 300,000,000 shares authorized, 14,563,019 and 1,828,541 shares issued and outstanding as of April 30, 2025 and April 30, 2024, respectively	14,563	1,282
Additional paid in capital	19,138,786	19,095,000
Retained earnings	6,123,114	2,626,394

Total Connexa Sports Technologies Inc. shareholders’ equity	25,276,463	21,722,676
Non-controlling interest	1,142,160	-

Total Shareholders’ Equity	26,418,623	21,722,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,905,794	$23,164,682

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Years Ended
	April 30,	April 30,
	2025	2024

REVENUE	$12,818,182	$5,195,804

COST OF REVENUE	2,976,923	1,176,923

GROSS PROFIT	9,841,259	4,018,881

OPERATING EXPENSES
General and administrative expenses	3,261,402	164,376

Total Operating Expenses	3,261,402	164,376

OPERATING INCOME	6,579,857	3,854,505
NON-OPERATING INCOME
Shares guarantee income	330,480	2,497,049
Interest Income	65,367	14,243
Total Non-Operating Income	395,847	2,511,292

NON-OPERATING EXPENSE
Loss on financial assets at fair value through profit or loss	(330,484)	(2,497,049)

Total Non-Operating Expense	(330,484)	(2,497,049)

NET INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME OPERATIONS AND INCOME TAX EXPENSE	6,645,220	3,868,748

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES EXPENSE	6,645,220	3,868,748

NET INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	6,645,220	3,868,748

Income tax expense	(2,011,773)	(1,243,194)

NET INCOME	4,633,447	2,625,554
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(1,142,160)	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$3,491,287	$2,625,554

Other comprehensive income
Foreign currency translations adjustment	-	-
Comprehensive income	$4,633,447	$2,625,554

Net income per share - basic	$0.36	0.23

Weighted average common shares outstanding - basic	12,896,848	11,610,817

Weighted average common shares outstanding - diluted	12,896,848	11,610,817

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	Common Stock				Total
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Connexa Sports Technologies Inc. shareholders’ equity	Non-Controlling Interest	Total Shareholders’ Equity

Balance as of - May 1, 2023	10,000	$1,282	$2,884,615	$840	2,886,737	$-	$2,886,737

Capital infusion	-	-	16,210,385	-	16,210,385	-	16,210,385
Net income for the year	-	-	-	2,625,554	2,625,554	-	2,625,554

Balance as of - April 30, 2024	10,000	$1,282	$19,095,000	$2,626,394	21,722,676	$-	$21,722,676

Balance as of - May 1, 2024	10,000	$1,282	$19,095,000	$2,626,394	21,722,676	$-	$21,722,676

Reverse merger adjustment	14,553,026	13,281	(18,714)	5,433	-	-	-
Stock-based compensation	-	-	62,500	-	62,500	-	62,500
Net income for the year	-	-	-	3,491,287	3,491,287	1,142,160	4,633,447

Balance as of - April 30, 2025	14,563,026	$14,563	$19,138,786	$6,123,114	26,418,623	$1,142,160	$26,418,623

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,633,447	$2,625,554
Adjustments to reconcile net income to net cash used in operating activities
Amortization and impairment expense	2,976,923	1,176,923
Loss on Financial Assets at FVTPL	330,480	2,497,049

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(12,115,974)	(3,015,253)
Other current assets	(586,668)	(2,155,447)
Accrued expenses	2,308,127	114,235
Income taxes payable	2,011,773	1,243,194
Stock-based compensation	62,500
Net cash (used in)/provided by operating activities	(379,384)	39,351

CASH FLOW FROM FINANCING ACTIVITY
Amount due from related party	(330,480)	(2,497,049)
Amount due to related party	725,261	50,145
Net cash (used in)/provided by financing activity	394,781	(2,446,904)

NET INCREASE IN CASH	15,393	39,351

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	39,351	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$54,744	$39,351

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION
Amount due from related party	$(330,480)	$(2,497,049)
Amount due to related party	$725,261	$50,145

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Entity	Date of incorporation/ acquisition	Place of incorporation	Percentage of direct or indirect ownership	Principal activities
Subsidiary:
Yuanyu Enterprise Management Co., Limited	November 11, 2021	Hong Kong	70% owned by the Company	Technology licensing

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on July 12, 2015. From 2019 through 2021, Lazex acquired various entities related to the manufacture and distribution of the Slinger Bag Launcher, a portable tennis ball, padel tennis ball, and pickleball launcher. In 2019, Lazex changed its name to Slinger Bag Inc., and in 2022 Slinger Bag Inc. changed its name to Connexa Sports Technologies Inc.

In 2021 and 2022, Connexa acquired three companies: Foundation Sports Systems, LLC, Flixsense Pty, Ltd. (known as Gameface), and PlaySight Interactive Ltd. Over the course of 2022 and 2023, the Company disposed of and fully impaired the goodwill and intangible assets related to all of these.

On January 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with three investors (the “January 2024 Investors”) for the issuance and sale to each investor of (i) 116,510 shares of Common Stock (the “January Shares”) and (ii) pre-funded warrants to purchase an aggregate of 1,258,490 shares of Common Stock (the “Pre-Funded Warrants”) at a combined purchase price of $4 per share of Common Stock for an aggregate amount of approximately $16.5 million. The Pre-Funded Warrants had an exercise price of $0.0002 per share of Common Stock and became exercisable beginning on May 15, 2024, the date stockholder approval was received and effective, allowing exercisability of the Pre-Funded Warrants under Nasdaq rules until they were exercised in full. The aggregate number of shares issued to the January 2024 Investors was 349,530 and the aggregate number of Pre-Funded Warrants was 3,775,470.

From April 2024 through May 2024, the Company acknowledged and agreed to the entry into certain warrant purchase agreements by the January 2024 Investors and 10 purchasers (the “Pre-Funded Warrant Purchasers”) pursuant to which the January 2024 Investors sold all of the 3,775,470 Pre-Funded Warrants to Pre-Funded Warrant Purchasers for an aggregate amount of $18,877,350 in cash.

On May 28, 2024, the Company filed a registration statement in respect of 1,925,000 shares of its common stock consisting of (a) 349,530 January Shares and (b) 1,575,470 shares of Common Stock issuable upon the exercise of the Pre-Funded Warrants and on August 21, 2024 the registration statement became effective.

On June 27, 2024, the Company (i) increased the number of authorized shares of common stock from 300,000,000 to 1,000,000,000 and (ii) effected a 1-for-20 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split; all such fractional interests were rounded up to the nearest whole number of shares of common stock. Unless otherwise stated, all share and per share information in this prospectus has been adjusted to reflect the Reverse Stock Split.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont.)

Prior to this, on March 18, 2024, the Company had entered into a share purchase agreement (the “Purchase Agreement”) and a share exchange agreement (the “Exchange Agreement”) to acquire 70% of Yuanyu Enterprise Management Co., Limited (“YYEM”) from Mr. Hongyu Zhou, the sole shareholder of YYEM (the “YYEM Seller”) for a combined $56 million (the “Acquisition”). $16.5 million of this amount was paid in cash pursuant to the Purchase Agreement, and the balance was required to be paid in shares pursuant to the Exchange Agreement following approval by shareholders and by Nasdaq. The Exchange Agreement also called for an inducement payment to the Company of $5 million by YYEM.

Nasdaq approved the transaction on November 18, 2024, and the closing of the Acquisition took place on November 21. As a result of this transaction, a change of control was effected. The shareholders of YYEM became the owners of approximately 75.3% of the issued and outstanding shares of Common Stock, and five directors were appointed by the YYEM Seller to replace the prior directors who had resigned. Slinger Bag Americas Inc., the Company’s wholly owned subsidiary prior to the closing, was sold to a newly established Florida limited liability company called J&M Sports LLC (“J&M”), owned by several former directors and officers of the Company, as required by the Exchange Agreement. In receiving substantially all of the then-existing assets of the Company at the closing, J&M also became responsible for all past and future liabilities related to the Slinger Bag business.

The transactions were accounted for as a “reverse acquisition” since they occurred immediately following the consummation of the transaction through which the shareholders and management of YYEM gained effective control of the combined company. The former shareholders of the Company, whose shares were acquired by the YYEM Seller, own and control approximately 24.7% of the shares and votes in the Company. The management of the Company is drawn predominantly from YYEM.

For accounting purposes, YYEM was deemed to be the accounting acquirer in the transaction, and the Company, the legal acquirer, was deemed to be the accounting acquiree.

The consolidated financial statements represent a continuation of the consolidated financial statements of YYEM and reflect the following:

(a)	The assets and liabilities of the YYEM were recognized and measured in the consolidated statement of financial position at their carrying amounts before the acquisition.

(b)	The identifiable assets and liabilities of the Company were recognized and measured in the consolidated financial statements at their acquisition-date fair values.

(c)	The retained earnings and other equity balances recognized in the consolidated financial statements are the retained earnings and other equity balances of the YYEM immediately before the acquisition.

(d)	The amount recognized as issued equity interest in the consolidated financial statements was determined by adding the issued equity of the YYEM outstanding immediately before the acquisition to the fair value of the purchase consideration of the acquisition. The fair value of the purchase consideration is based on the fair value of the Company at the completion date. However, the equity structure appearing in the consolidated financial statements reflects the equity structure of the Company, including the equity instruments issued by the Company to effect the acquisition.

(e)	The consolidated statement of comprehensive income for the financial year ended April 30, 2025 reflects that of the YYEM for the full period together with the post-acquisition results of the Company.

(f)	The comparative figures presented in the consolidated financial statements are those of the YYEM.

Since the closing of the Acquisition and the disposal of the Slinger Bag business, YYEM has been the sole operating subsidiary of the Company. Established in November 2021, YYEM is based in Hong Kong and operates in the emerging love and marriage market sector. YYEM’s mission is to empower global connections through innovative matchmaking technology. YYEM owns advanced patents and other proprietary technology which it licenses out, and it is using this intellectual property to develop an AI-powered matchmaking platform to license to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. We believe YYEM’s pioneering technology has the power to transform the matchmaking industry, leading to greater success for YYEM’s licensees and their clients, and ultimately leading to more people finding successful life partnerships.

YYEM is also developing a social networking vertical to produce content for live-streaming or for serving as videos to TikTok users in the Middle East and North Africa (the “MENA region”), which the Company anticipates will provide an independent revenue stream capitalizing on TikTok’s strength in the MENA region relative to the uncertainty the app faces in the United States. The fees generated by the arrangement with TikTok will depend on the rate of conversion by TikTok end-users.

YYEM’s, and thus the Company’s, revenue model is currently based on licensing fees with its partners, which the Company intends to bolster through the development or acquisition of additional patents. Through YYEM, the Company generated royalties of $12.8 million for its financial year ended April 30, 2025.

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

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

Principles of consolidation

A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power, or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors, to cast a majority of votes at board meetings, or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders.

The accompanying consolidated financial statements include the consolidated financial statements of the Company and its wholly owned subsidiary. A subsidiary is an entity over which the Company has control. Control is achieved when the Company has power over the investee, is exposed to, or has rights to, variable returns from its involvement with the investee, and has the ability to use its power to affect those returns.

A subsidiary is consolidated from the date on which the Company obtains control. The Company reassesses whether it controls an investee if facts and circumstances indicate changes to one or more of the three elements of control listed above.

All inter-company balances and transactions are eliminated upon consolidation. The results of subsidiary acquired are recorded in the consolidated statements of operations from the effective date of acquisition, as appropriate.

All significant transactions and balances between the Company and its subsidiary have been eliminated.

Non-controlling Interests

In accordance with ASC 810-10-45, “Noncontrolling Interests in Consolidated Financial Statements,” the Company classifies non-controlling interests as a component of equity within the consolidated balance sheet. Effective with the purchase of the additional 50% of YYEM on November 21, 2024, the percentage that the Company owns in YYEM was increased to 70%. The remaining 30% is reflected as non-controlling interests in the consolidated financial statements.

For the Company’s non-wholly owned subsidiary, a non-controlling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly to the Company. Consolidated net income or loss in the-Consolidated Statements of Operations and Comprehensive Income/(Loss) includes net income or loss attributable to non-controlling interests when applicable.

Use of estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign currency

The Company’s reporting currency is the U.S. Dollar (“USD”). The functional currencies of its subsidiaries are their respective local currencies. The determination of the respective functional currency is based on the criteria set out by ASC 830, “Foreign Currency Matters”.

Transactions denominated in currencies other than in the functional currency are translated into the functional currency using the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the applicable exchange rates at the balance sheet date. Non-monetary items that are measured in terms of historical cost in foreign currency are re-measured using the exchange rates at the dates of the initial transactions. Exchange gains or losses arising from foreign currency transactions are included in the consolidated statements of operations and comprehensive (loss) income.

Cash and cash equivalents

For financial accounting purposes, cash and cash equivalents are all considered to be highly liquid investments with a maturity of three months or less at the time of purchase.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts receivable

Accounts receivable are recorded at the gross billing amount less an allowance for any uncollectible accounts due from customers. Accounts receivable do not bear interest.

Since July 1, 2022, the Company early adopted Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, resulting in more timely recognition of credit losses. Upon adoption, the Company changed its impairment model to utilize a forward-looking current expected credit loss (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets. The adoption of this guidance had no impact on the allowance for credit losses for accounts receivable as of April 30, 2022.

The Company maintains an allowance for credit losses, recorded as an offset to accounts receivable. Estimated credit losses charged to the allowance are classified as “General and administrative expenses” in the consolidated statements of operations and comprehensive income/(loss). The Company assesses collectability by reviewing accounts receivable aging schedules.

In determining the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the ability to collect from customers. Delinquent account balances are written off against the allowance after management determines that collection is not probable.

For the years ended April 30, 2025 and 2024, the Company did not record any expected credit losses against accounts receivable.

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

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the years ended April 30, 2025 and 2024 was nil.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Related party and related-party transactions

Related parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to or from related parties due to their related-party nature.

Accrued Expenses

Accrued expenses consist of liabilities for goods and services that have been received or provided but not yet paid as of the balance sheet date, including payroll and related expenses, interest, professional fees, and other operating costs. Accruals are based on management’s best estimates and are adjusted to actual amounts when the obligations are invoiced or settled.

Fair value of financial instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 —	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	Other inputs that are directly or indirectly observable in the marketplace.

Level 3 —	Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities:

Market Approach	—	Uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities.

Income Approach	—	Uses valuation techniques to convert future amounts to a single present value, based on current market expectations about those future amounts.

Cost Approach	—	Based on the amount that would currently be required to replace an asset.

The Company’s financial instruments consist of cash and cash equivalents and accounts receivable. The carrying amount of these financial instruments approximates fair value due to their short-term maturity.

As discussed in Note 7, the Company holds a Level 1 investment in a Hong Kong company that has a quoted market price. The contributor of this investment has provided a downside guarantee to ensure a minimum value, so the asset is carried at a consistent value during periods in which the per-share price of the investment is below the originally contributed amount.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue recognition

Revenue represents the amount of consideration the Company is entitled to upon the transfer of promised goods or services in the ordinary course of the Company’s activities and is recorded net of VAT. The Company adopts the five steps for the revenue recognition: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Consistent with the criteria of ASC 606, “Revenue from Contracts with Customers”, the Company recognizes revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, the Company also considers the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership and (v) acceptance of the good or service.

Royalty income

In the case of royalty income, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled for its products and services. Accounts receivables are recorded when the right to consideration becomes unconditional. The Company’s terms and conditions vary by customer and typically provide net 90-day terms.

The Company receives royalty income in the form of license fees from customers for the use of the Company’s technology rights by the customers. Royalty income is recognized over time when the Company’s technology rights are used by the customers in accordance with the terms and conditions of the relevant license agreement. Revenue is recognized by the Company not only when invoices have been signed and confirmed by customers but also at the end of each year over the term of the relevant license agreements as the service is provided to the customers.

Cost of revenue

The Company’s cost of revenue consists primarily of amortization charge of intangible assets – technology rights, which are directly attributable to the revenue.

General and administrative expenses

General and administrative expenses primarily consist of salaries and benefits for employees involved in general corporate functions, professional fees for external legal, accounting and other consulting services, travelling expenses and other general office and administrative expenses.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income taxes

The Company has adopted ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Share-Based Payment

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Commitments and contingency

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amounts can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. For the years ended April 30, 2024 and 2025, the Company did not have any material legal claims or litigation that, individually or in the aggregate, could have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

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

Basic net income per share is computed by dividing net income attributable to ordinary shareholders, after considering accretions to redemption value and deemed dividends on preferred shares, by the weighted average number of ordinary shares outstanding during the year using the two-class method. Under the two-class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. The Company’s preferred shares are considered participating securities because they participate in undistributed earnings on an as-if-converted basis. The preferred shares have no contractual obligation to fund or otherwise absorb the Company’s losses. Accordingly, any undistributed net income is allocated on a pro rata basis to ordinary and preferred shares, whereas any undistributed net loss is allocated to ordinary shares only.

Diluted net income per share is calculated by dividing net income attributable to ordinary shareholders, as adjusted for the accretion and allocation of net income related to preferred shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of shares issuable upon the conversion of preferred shares and convertible loans using the if-converted method, and ordinary shares issuable upon the vesting of restricted shares or exercise of outstanding share options, using the treasury stock method based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. Ordinary equivalent shares are excluded from the denominator of the diluted earnings per share calculation when their inclusion would be anti-dilutive.

Comprehensive income

The Company applies ASC 220, Comprehensive Income (“ASC 220”), with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Company during a period arising from transactions and other event and circumstances except those resulting from investments by shareholders and distributions to shareholders.

Segment reporting

ASC 280, Segment Reporting, (“ASC 280”), establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers.

Based on the criteria established by ASC 280, the Company’s Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. As a whole and hence, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting. Substantially all of the Company’s long-lived assets are located in the PRC, no geographical segments are presented.

Recent accounting pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income — Expense Disaggregation Disclosures,” which focuses on improving the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments provide guidance on accounting for induced conversions of convertible debt instruments. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures.” The amendment in ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments are effective immediately and must be applied on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

The Company does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3: CONCENTRATIONS OF RISK

Concentration of customer risk

In each of the years ended April 30, 2025 and 2024, the Company did not derive a significant percentage of total revenue from a few customers. The Company’s three largest customers (together with their respective affiliates) accounted, in the aggregate, for 44%, 26% and 30% of total receivables for the year ended April 30, 2025, and 28%, 22%, and 17% for the year ended April 30, 2024, respectively. The Company’s largest customer (together with its affiliate) accounted for 44% and 26% of total receivables for the years ended April 30, 2025 and 2024, respectively.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable:

	As of April 30, 2025	As of April 30, 2024
Customer A	44%	28%
Customer D	26%	17%
Customer E	30%	22%
Customer F		15%
Customer G		18%

Concentration of credit risk

The Company is exposed to credit risk primarily through its cash and cash equivalents, accounts receivable, and revenue concentration. As of April 30, 2025 and 2024, the Company held cash and cash equivalents of $54,744, $39,591, substantially all of which were maintained with major financial institutions that management believes to have high credit quality.

Accounts receivable totaled $15,388,701 and $4,939,394 as of April 30, 2025 and April 30, 2024 respectively, and are derived from customer transactions. The Company’s accounts receivable and revenues are concentrated among three major customers, which together accounted for approximately 100% and 66% of total accounts receivable and 100% and 63% of total revenues for the year ended April 30, 2025 and April 30, 2024 respectively.

The Company monitors the creditworthiness of these customers on an ongoing basis and establishes allowances for expected credit losses when necessary.

Note 4: INTANGIBLE ASSETS

Technology rights are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on a straight-line basis over their estimated useful lives of five years.

Schedule of Acquisition of Intangible Asset – Technology Right
Date	Note	Amount
02/01/2022	Hey Yuan metaverse Marriage and Love social platform	$384,515
02/01/2023	Shangou secure shopping	1,200,000
02/01/2023	Xinjudi creative base system	1,300,100
01/31/2024	Safe transaction method of payment with QR code	1,500,000
01/31/2024	Multifunctional network information security server	1,500,000
01/31/2024	Internet of things trade follow up method	1,500,000
01/31/2024	Retail information management control	1,500,000
01/31/2024	Live scene video automatic production system	1,500,000
01/31/2024	Video chat method and other storage media	1,500,000
01/31/2024	Speech recognition and other methods	1,500,000
01/31/2024	Data processing method and other storage media	1,500,000
Total		$14,884,615

Schedule of Amortization of Intangible Asset – Technology Right
Date	Note	Amount

4/30/2025	Cost	$14,884,615
4/30/2025	Accumulated amortization	(4,374,980)

Net value of Intangible Asset – Technology Right as of April 30, 2025		$10,509,635

Amortization expense for the years ended April 30, 2025 and 2024 was approximately $2,976,923 and $1,176,923 respectively. These amounts are included in cost of revenue in the consolidated statements of operations.

Note 5: REVENUE – SEGMENT REPORTING BY GEOGRAPHIC REGION

The following represents the Company’s revenue segmented by geographic region for the years ended April 30, 2025 and 2024.

Schedule of Revenue Segment Reporting by Geographic Region
Location	For the year ended April 30, 2025	For the year ended April 30, 2024

Hong Kong	5,340,909	3,286,713
United States of America	3,204,545	818,182
United Kingdom	4,272,727	1,090,909
	12,818,182	5,195,804

Note 6: ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of April 30,
	2025	2024
	US$	US$
Accounts receivable	15,388,701	3,272,727

As of April 30, 2025 and 2024, all accounts receivable were due from third-party customers. The provisions for credit losses were nil for the years ended April 30, 2024 and 2025. As of April 30, 2025, 60% of the accounts receivable balances from customers had been subsequently collected.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7: INVESTMENT

This represents a quoted investment in Brightstar Technology Group Co., Ltd. as of April 30, 2025 and 2024, a company listed on the Hong Kong Stock Exchange. The contributor of this investment has provided a downside guarantee to ensure a minimum value. The investment’s fair value is assessed annually, with gains or losses recognized in the financial statements.

Losses are recorded under “Financial assets at fair value through profit or loss”. Where the fair value falls below the guaranteed amount, the shortfall is compensated by the director under the guarantee arrangement, and the compensation is recognized as “Shares guarantee income”.

Note 8: AMOUNT DUE FROM RELATED PARTY

Nature of relationships with related party

Name	Relationship with the Company
Hongyu Zhou	Shareholder and director of the Company

Transaction with related party

	Name	As of April 30, 2025	As of April 30, 2024

Amount due from related party	Hongyu Zhou	2,827,528	2,497,049

Amount due to related party	Hongyu Zhou	775,406	50,145

The balances of $2,827,528 and $2,497,049 as of April 30, 2025 and 2024, respectively, represent amounts receivable from a director under the downside guarantee arrangement relating to the Company’s investment in Brightstar Technology Group Co., Ltd.

Under the guarantee arrangement, the director is obligated to compensate the Company for any decline in the investment’s fair value below the guaranteed amount. Such compensation is recognized as Shares guarantee income in the statement of profit or loss. Management expects this receivable to be fully settled in the normal course of business.

The balances of $775,406 and $50,145 as of April 30, 2025 and 2024, respectively, represent amounts payable to a director for expenses paid on behalf of the Company.

Note 9: OTHER CURRENT ASSET

Other current assets are for the use of technology from unrelated third parties. The other current assets are to be expensed upon the Company using the technology, which is expected to commence in the next financial year beginning on May 1, 2025.

Note 10: ACCRUED EXPENSES

The following is a summary of accrued expenses as of April 30, 2025 and April 30, 2024, respectively.

	As of April 30, 2025	As of April 30, 2024

Accrued salaries and benefits – management	477,500	-
Accrued signing bonus	300,000	-
Accrued success fee	1,000,000	-
Amount due from bank	2,488
Accrued directors’ fees	150,000	-
Accrued professional fees	498,143	120,000
Total	$2,428,131	$120,000

Note 11: TAXATION

A reconciliation between the Company’s actual provision for income taxes and the provision calculated under the Hong Kong statutory rate is as follows:

	For the Years Ended
	April 30,
Description	2025	2024
Income before income tax	9,013,368	3,988,748
Tax expense at the Hong Kong profits tax rate of 16.5%	16.5%	16.5%
Income tax expenses at statutory rate	1,487,206	658,143
Tax effect on non-deductible items	545,721	606,205
Effect of tax exemption scheme and tax reduction	(21,154)	(21,154)
Income tax expenses	$2,011,773	$1,243,194

Note 12: SHAREHOLDERS’ EQUITY

Common Stock

The Company has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share. As of April 30, 2025 and 2024, the Company had 14,563,019 and 1,828,541 shares of common stock issued and outstanding, respectively.

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

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For the period November 1, 2024 through April 30, 2025, the Company issued 8,127,572 shares of common stock to complete the acquisition of YYEM.

Note 13: COMMITMENT

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The outcomes of such proceedings cannot be predicted with certainty; however, the Company does not anticipate that the final outcome of any such matter will have a material adverse effect on the Company’s consolidated financial position, cash flows, or results of operations taken as a whole. As of April 30, 2025, the Company is not a party to any material legal or administrative proceedings.

Note 14: SUBSEQUENT EVENTS

On June 30, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”), providing for the private placement (“Private Placement”) of 20,000,000 units (“Unit”), each unit consisting of one (1) share of common stock, par value $0.001 per share (the “Common Stock”) and two warrants (“Warrants,” and the shares of Common Stock underlying the Warrants, the “Warrant Shares”), both of such Warrants with identical terms. Each Unit were offered at a price of $0.23 per Unit and each Warrant has a five-year exercise period, with an exercise price of $0.89 (“Exercise Price”). The total gross proceeds from the Private Placement without taking into account any exercise of the Warrants will be $4,600,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2025, the Board of Directors and the audit committee of Connexa Sports Technologies Inc. (the “Company”) approved the engagement of Enrome LLP (“Enrome”) as the Company’s independent registered public accounting firm for the fiscal year ended April 30, 2025 and dismissed Bush & Associates CPA (“B&A”) as the Company’s independent registered public accounting firm.

Until the engagement of Enrome, B&A was the Company’s auditor, although it had not yet audited any of the Company’s consolidated financial statements, as the Company’s previous auditor, Olayinka Oyebola & Co., had audited the Company’s consolidated financial statements for the fiscal years ended April 30, 2023 and 2024. The Company’s quarterly report on Form 10-Q filed on March 24, 2025 was filed after the Board’s decision to engage Enrome. The substitution of Enrome for B&A was to address challenges of the Company and B&A communicating in an effective and timely manner, given B&A’s location in Henderson, Nevada, and the Company’s management being based in Hong Kong.

There have been no disagreements with B&A, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of B&A, would have caused B&A to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the period B&A was engaged as the Company’s auditor.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2025.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposal of our assets that could have a material impact on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our evaluation of internal control over financial reporting includes using the criteria in Internal Control-Integrated Framework (2013), an integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, for the evaluation of internal control to identify the risks and control objectives related to the evaluation of our control environment.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Position
Thomas Tarala	59	Chief Executive Officer and Director
Guibao Ji	62	Chief Financial Officer
Hongyu Zhou	37	Director
Chenlong Liu	36	Director
Kong Liu	36	Director

Set forth below is a brief description of the background and business experience for the past five years of individuals who serve as executive officers and directors of the Company.

Thomas Tarala

Thomas Tarala has 30 years of international corporate finance experience in New York, London, and Hong Kong, including as a partner at two leading international law firms and as General Counsel for the international operations of one of the largest private conglomerates in China. As a partner of Baker McKenzie from 2022 to 2024 and Hogan Lovells earlier in his career, Thomas has led U.S. securities practices in Hong Kong, advising on equity and debt transactions, as well as cross-border joint ventures involving companies listed on Nasdaq. With a particular focus on the technology sector, he has acted for companies and investment banks in Mainland China, Hong Kong, Singapore, Indonesia, and Thailand, including on award-winning transactions in the region.

As General Counsel of HNA Group (International) Company Limited, the overseas headquarters a large conglomerate, from 2017 to 2022, Thomas worked closely with the business teams on a wide range of corporate and finance transactions, including multi-billion dollar acquisitions and divestments of household-name companies, the sale of airlines, and a range of investments ranging from New York and London skyscrapers to global technology companies, as well as numerous companies that were number one globally in their respective fields.

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

Hongyu Zhou

Hongyu Zhou has 15 years of experience founding, growing, and managing successful enterprises. His experience extends to such areas as enterprise management, entertainment technology, and information technology, including as an investor and business manager of a technology company, as a founder and manager of an innovative entertainment company, and as the founder and manager of several technology companies. Mr. Zhou has served as the Chairman of each of Shenzhen Qiangwo Entertainment Technology Co., Ltd. and Shenzhen Qianyue Information Technology Co., Ltd. since 2021. Mr. Zhou founded Shenzhen Yuanzu Century Network Technology Co., Ltd. in 2020 and Shenzhen Qiangwo Entertainment Technology Co., Ltd. in 2017. In founding, managing, and growing companies across various industries, Mr. Zhou has honed his skills in strategic planning, business development, and team leadership. Mr. Zhou owns 8,127,572 shares of Common Stock, representing 55.8% of the issued and outstanding shares of Common Stock as of August 7, 2025.

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

Kong Liu

Kong (Luke) Liu is an entrepreneur with experience in both traditional industries and the technology and Web3 areas. (He is not related to Chenlong Liu.) Mr. Liu has experience in management and strategy roles in companies ranging from startups to multinationals, and he has founded several companies over the years. Mr. Liu has has a particular focus on digital strategies at both traditional retailers and technology companies, as well as in the recruitment field. He serves as a managing director of MS Consultancy Pte Ltd, a business consultancy that he founded in November 2020 focusing on recruitment and M&A advisory work. He previously served as the CEO of World@Meta, a Singapore-based technology company developing mobile apps and games, where maximizing user engagement was a primary objective. In such environments, Mr. Liu has been responsible for establishing the vision of the enterprise and working across teams to make that vision a reality.

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

DIRECTOR INDEPENDENCE

Our Board is currently composed of five members. With the exception of Thomas Tarala and Hongyu Zhou, we have determined that all of the directors are independent as such term is defined under The Nasdaq Stock Market Rules.

The following table identifies the independent and non-independent current board and committee members:

Name:	Independent	Audit	Compensation	Nominating
Thomas Tarala
Hongyu Zhou
Chenlong Liu	Yes	Yes	Yes	Yes
Kong (Luke) Liu	Yes	Yes	Yes	Yes

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Chenlong Liu and Kong Liu, who each satisfy the independence requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee. There was one meeting of the Audit Committee in the financial year ended April 30, 2025, which took place on March 24, 2025, and was attended by both members of the Audit Committee.

Audit Committee Financial Expert

We have determined that Chenlong Liu is qualified as an Audit Committee Financial Expert following the Acquisition, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2020 Global Incentive Plan. Chenlong Liu and Kong Liu are the independent directors on the compensation committee, with Kong Liu serving as the chairman. There was one meeting of the Compensation Committee in financial year ended April 30, 2025, which took place on February 13, 2025, and was attended by both members of the Compensation Committee.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating and Corporate Governance Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board of Directors, establishing procedures for the nomination process including procedures, oversight of possible conflicts of interests involving the Board of Directors and its members, developing corporate governance principles, and the oversight of the evaluations of the Board of Directors and management. The Nominating and Corporate Governance Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders. If we receive any shareholder recommended nominations, the Corporate Governance Committee will carefully review the recommendations and consider such recommendations in good faith. Chenlong Liu and Kong Liu, who satisfy the independence requirements of Nasdaq’s rules, serve on our compensation committee, with Chenlong Liu serving as the chairman.

Board and Committee Meetings in the 2025 Fiscal Year

The Board held 16 meetings in the financial year ended April 30, 2025; the Audit Committee held one meeting; and the Compensation Committee held one meeting. No director attended fewer than 75% of such meetings or any applicable committee meetings. Each committee meeting had 100% attendance by its members.

The Company’s annual general meeting for the financial year ended April 30, 2024, was attended by Thomas Tarala. No other director attended because, at the time of the meeting, the Company had not yet effected the merger of Connexa with YYEM, and none of the Company’s other directors were then serving as directors or otherwise involved in the Company. The Company did not have a formal policy for director attendance at annual meetings of security holders during the financial year ended April 30, 2025 and does not have any such policy in place at the date hereof.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Common Stock to file initial reports of ownership and changes in ownership of the Common Stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended April 30, 2025, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended April 30, 2025.

Director Compensation

On June 18, 2025, the Board approved a change in the compensation of the Company’s directors, from a cash payment of $7,500 per financial quarter together with a quarterly grant of restricted common stock with a market value of $12,500 under the 2020 Plan to cash compensation of $15,000 per financial quarter with no grant of common stock. This change applied to the Company’s employee director, Chief Executive Officer of the Company, Thomas Tarala, for his services as a director of the Company, as well as the other directors. The cash payments are retroactive to when each director became a member of the Board, and, as a result, the Company currently owes each director a total of $30,000 for his service on the Board ($15,000 for the quarter that began on November 1, 2024 and $15,000 for the quarter that began on February 1, 2025).

Code of Business Conduct and Ethics

The Company currently maintains a code of ethics that applies to all directors, officers, and employees. A copy of our code of ethics can be found on the Company’s website. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (our principal executive officer and our two most highly compensated executive officers other than our principal executive officer) for the fiscal years ended April 30, 2025 and 2024 for all services rendered in all capacities to us.

Name and Principal Position	Year ended April 30	Salary ($)	Bonus ($)	Share Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Thomas Tarala (1)	2025	320,000		1,300,000			1,620,000 (2)

Guibao Ji (1)	2025	111,111					111,111

Mike Ballardie (3)	2024	324,714	300,000			475,595	1,100,309
	2025	600,000	300,000				900,000

Yonah Kalfa (3)	2024					441,000	441,000
	2025	340,150	85,000				425,150

Judah Honickman (3)	2024	190,198	95,940			55,199	341,337
	2025	178,000	44,500				222,500

(1)	On November 22, 2024, in connection with the completion of the Acquisition, Thomas Tarala was appointed Chief Executive Officer and Guibao Ji was appointed Chief Financial Officer.
(2)	As of August 12, 2025, the amounts listed for Mr. Tarala are currently owed to him and have not yet been paid.
(3)	On November 21, 2024, in connection with the completion of the Acquisition, Mike Ballardie, Judah Honickman, and Yonah Kalfa, resigned from their respective positions with the Company, effective immediately.

Outstanding Equity Awards at Fiscal Year-End

None of the current directs and officers have been awarded any equity awards as of April 30, 2025.

EMPLOYMENT AGREEMENTS

The Company is a party to service agreements with each of its executive officers.

Thomas Tarala

On February 12, 2025, the Company approved an employment agreement with Thomas Tarala as the Company’s Chief Executive Officer. Mr. Tarala has been serving in such capacities since November 21, 2024 when the employment agreement was signed.

Mr. Tarala’s Employment Agreement (also referred to as a Service Agreement) is for a term of five years but may be terminated at any time by the Company by giving Mr. Tarala 180 days’ prior written notice of such termination. In such a case, all of his unvested stock, warrant, and option compensation of any nature will vest without any further action required on his part. Mr. Tarala’s right to receive compensation, whether in cash or securities, will survive any termination of his Employment Agreement.

Mr. Tarala’s compensation as Chief Executive Officer of the Company includes (i) a base salary of $720,000 annually (the “Base Salary”) and (ii) a signing bonus of $300,000 in the form of the Company’s common stock. In addition, Mr. Tarala is due a bonus of $1,000,000 in cash and/or securities (with the form of payment to be agreed by and between Mr. Tarala and the Board) as a success fee for his role in the merger of Connexa with YYEM (presently a Hong Kong subsidiary of the Company) and the successful listing of the combined company on The Nasdaq Capital Market. This success fee has not yet been paid to Mr. Tarala.

Mr. Tarala is entitled to an annual bonus, earned as of the end of each fiscal year and as of the date of termination of his Employment Agreement, of at least 100% of his then Base Salary, payable in cash and/or stock, options and/or warrants, as agreed between him and the Board.

Mr. Tarala will also be entitled to a special bonus in the event of a Change of Control (as defined below) by the Company (or any successor entity) in a lump-sum amount equal to 3% of the increased valuation of the surviving corporation resulting from such Change of Control (with the determination of increased valuation detailed in his Employment Agreement). The right to receive a special bonus will survive the termination of Mr. Tarala’s Employment Agreement for two years.

For purposes of Mr. Tarala’s Employment Agreement, “Change of Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) the acquisition by a third party (or more than one party acting as a group) of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities other than by virtue of a merger, consolidation, or similar transaction; (ii) the closing of a merger, consolidation, acquisition, or other business combination (a “Business Combination”) other than a Business Combination in which the holders of the shares immediately prior to the Business Combination have substantially the same proportionate ownership of the common stock of the surviving corporation immediately after the Business Combination as immediately before; (iii) the dissolution or liquidation of the Company; (iv) the sale, lease, exclusive license, or other disposition of all or substantially all of the assets of the Company; (v) the Company acquiring a controlling interest in a business with a value exceeding 66% of YYEM; or (vi) the dominant business of the Company in terms of revenue no longer being the licensing out of technology relating to matchmaking or online dating.

Mr. Tarala will be entitled to participate in any bonus plans or incentive compensation plans approved by the Company from time to time. It is agreed that any such plans will be effective as of November 21, 2024. The Company also agreed to provide Mr. Tarala with annual grants, at least once per calendar year and also upon termination of his Employment Agreement, in the form of securities (together, the “Awards”) with the value of such Awards at the time of grant equivalent to at least 100% of his then Base Salary. The Company agreed that any securities delivered as part of Mr. Tarala’s Awards (or as part of his other compensation) will be issued pursuant to a Securities Act-registered plan if such exists, and, if there is no Securities Act-registered plan, to register the shares as promptly as possible, with the costs being paid by the Company. Mr. Tarala will be entitled to participate in any equity or option plan (or similar) adopted by the Company for its directors, officers, or employees.

To the extent the Company does not have sufficient funds to pay Mr. Tarala his Base Salary, Mr. Tarala will have the option of deferring the aggregate unpaid amount (the “Deferral Amount”), which will be registered in the Company’s books as a loan given to the Company by him. So long as any amount of his Base Salary remains unpaid, Mr. Tarala will have the option to convert such amount, or part of it, into shares of the Company (or warrants to purchase shares) at the weighted average trading price of the 10 days prior to the date of the request by him to exercise this option. This option will survive the term of Mr. Tarala’s Employment Agreement.

Mr. Tarala was granted the transferable option to include any and all shares of common stock issued by the Company to him pursuant to his Employment Agreement on each registration statement that the Company files with SEC, subject to pro rata reductions of the shares being registered pursuant to comments of the staff of the Securities and Exchange Commission.

Guibao Ji

On February 12, 2025, the Company approved an employment agreement with Guibao Ji as the Company’s Chief Financial Officer. Mr. Ji has been serving in such capacity since November 21, 2024.

Mr. Ji’s Employment Agreement may be terminated by either party on one month’s written notice. Mr. Ji’s compensation as Chief Financial Officer of the Company includes (i) an annual salary of $250,000 and (ii) a discretionary bonus to be based on the Company’s overall business performance.

DIRECTOR COMPENSATION

The following table sets forth director compensation for the years ended April 30, 2025 and 2024:

Name	Year Ended April 30	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Thomas Tarala (1)	2025	30,000		30,000
Hongyu Zhou (1)	2025	30,000		30,000
Warren Andrew Thomson (1)(2)	2025	30,000		30,000
Chenlong Liu (1)	2025	30,000		30,000
Kong Liu (1)	2025	30,000		30,000
Mike Ballardie (3)	2025		(4)
Kirk Taylor (3)	2025		(4)
Stephen Crummey (3)	2025		(4)
Yonah Kalfa (3)	2025		(5)
Rodney Rapson (3)	2025		(5)

(1)	On November 22, 2024, in connection with the completion of the Acquisition, Thomas Tarala, Hongyu Zhou, Warren Thomson, Chenlong Liu, and Kong Liu were appointed as directors of the Company.
(2)	On June 12, 2025, Warren Andrew Thomson resigned from the board of directors of the Company and all committees thereof, effective immediately.
(3)	On November 21, 2024, in connection with the completion of the Acquisition, Mike Ballardie, Kirk Taylor, Stephen Crummey, Yonah Kalfa, and Rodney Rapson resigned from the board of directors of the Company, effective immediately.
(4)	The Company issued to the director 300,000 shares of common stock for two years of service and 700,000 shares of common stock for extraordinary contributions.
(5)	The Company issued to the director 150,000 shares of common stock for one year of service and 350,000 shares of common stock for extraordinary contributions.

Stock Options/SAR Grants.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of the date hereof with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to our common stock.

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

	Common Stock
Name	# of Shares	% of Class (1)
Thomas Tarala	0	-%
Guibao Ji	0	-%
Hongyu Zhou	8,127,572	55.81%
Chenlong Liu	0	-%
Kong Liu	0	-%
All current officers and directors as a group (5 persons)	8,127,572	55.81%

**5% Holders

(1) Percentages are based on a total of 14,563,019 shares of Common Stock outstanding as of August 7, 2025.

Securities Authorized for Issuance under Equity Compensation Plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

As noted above, on November 11, 2020, the Board approved the 2020 Plan, which was approved by stockholders holding in the aggregate 999,735 shares of Common Stock, or approximately 75.4% of the Common Stock outstanding on such date. The 2020 Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

The Company currently reserves a total of 1,537,500 shares for issuance under awards to be made under the 2020 Plan, all of which may, but need not, be issued in connection with ISOs. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The 2020 Plan shall continue in effect, unless sooner terminated, until the 10th anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the 2020 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2020 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires, non-employee directors, and additional non-employee consultants are eligible to participate in the 2020 Plan as well. The number of awards to be granted to officers, non-employee directors, employees, and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

1,500,000 shares of common stock are available to be issued under the 2020 Plan. 37,500 shares of common stock have previously been issued pursuant to the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

YYEM holds securities of Brightstar Technology Group Co., Ltd., with a fair value of $1,382,857 as of April 30, 2025. Mr. Hongyu Zhou, a director of the Company, has provided a guarantee on the value of these shares. Under a guarantee arrangement, Mr. Zhou is obligated to compensate the Company for any decline in the investment’s fair value below the guaranteed amount of $4,210,385. The amounts receivable from Mr. Zhou under this guarantee were $2,827,528 and $2,497,049 as of April 30, 2025 and 2024, respectively. No amounts are currently due from Mr. Zhou. If, upon the Company’s sale of these securities, the proceeds are less than the guaranteed amount, Mr. Zhou will be obligated to pay the Company the difference. This obligation is contingent and will not become payable unless and until the shares are sold.

The balances of $775,406 and $50,145 as of April 30, 2025 and 2024, respectively, represent amounts payable to Mr. Zhou for expenses paid on behalf of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	Fiscal 2025	Fiscal 2024
Audit Fees	$200,000	$120,000
Tax Fees	0	0
All Other Fees	0	0
Total	$200,000	$120,000

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Connexa Sports Technologies Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 16, 2022)

3.2	Certificate of Amendment to Certificate of Incorporation of Connexa Sports Technologies Inc., filed with the State of Delaware on September 20, 2023 (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed with the SEC on October 5, 2023)

3.3	Certificate of Amendment to Certificate of Incorporation of Connexa Sports Technologies Inc., filed with the State of Delaware on June 26, 2024 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on July 2, 2024)

3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 of the Current Report on Form 8-K, filed with the SEC on October 16, 2023)

10.1	Share Purchase Agreement by and between the Company, Hongyu Zhou, and Yuanyu Enterprise Management Co., Limited, dated March 18, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2024)

10.2	Share Exchange Agreement by and between the Company, Hongyu Zhou, and Yuanyu Enterprise Management Co., Limited dated March 18, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2024)

10.3	Separation and Assignment Agreement, dated November 21, 2024, by and between Connexa Sports Technologies Inc. and J&M Sports LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 25, 2024)

10.4†	Thomas Tarala Service Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2025)

10.5†	Guibao Ji Employment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2025)

10.6	Sales Agreement, dated January 8, 2025, by and between the Company and A.G.P./Alliance Global Partners (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on January 10, 2025)

10.7	Securities Purchase Agreement dated June 30, 2025 between the Company and the Investors party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2025)

19.1	Insider Trading Policy

21.1	List of Subsidiaries

23.1	Consent of Enrome LLP

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.

97.1	Connexa Sports Technologies Inc. Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Connexa Sports Technologies Inc.

Dated: August 13, 2025	By:	/s/ Thomas Tarala
Thomas Tarala
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Tarala		August 13, 2025
Thomas Tarala	Principal Executive Officer and Director

/s/ Guibao Ji		August 13, 2025
Guibao Ji	Principal Financial Officer and Principal Accounting Officer

/s/ Hongyu Zhou		August 13, 2025
Hongyu Zhou	Director

/s/ Chenlong Liu		August 13, 2025
Chenlong Liu	Director

/s/ Kong Liu		August 13, 2025
Kong Liu	Director

