Form 10-Q
period 2025-07-31
Connexa Sports Technologies Inc.
filed 2025-09-15
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 01-41423

CONNEXA SPORTS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74 E. Glenwood Ave., #320

Smyrna, DE 19977

(Address of principal executive offices, including Zip Code)

(646) 453-0678

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of September 12, 2025, was 14,563,019.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenue, profitability, cash flows, and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	volatility related to the Company’s relatively low public float;

●	the effects of prior acquisitions and divestitures on current and future business operations;

●	strategic and operational uncertainties;

●	risks associated with potential litigation, financing transactions, or acquisitions;

●	macroeconomic, competitive, legal, regulatory, tax, and geopolitical factors; and

●	other risks and uncertainties related to our prospects, properties, and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events, or otherwise.

As used in this report, the terms “Connexa,” “Company,” “we,” “us,” and “our” refer to Connexa Sports Technologies Inc., unless otherwise indicated.

i

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	As of July 31,	As of April 30,
	2025	2025
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,693	$54,744
Investment	2,464,615	1,382,857
Accounts receivable	18,388,701	15,388,701
Amount due from related party	1,745,770	2,827,528
Other current assets	2,320,983	2,742,329

Total Current Assets	24,972,762	22,396,159

Non-Current Asset:
Intangible assets, net	9,765,404	10,509,635

Total Non-Current Asset	9,765,404	10,509,635

TOTAL ASSETS	$34,738,166	$32,905,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accrued expenses	$2,750,406	$2,428,131
Amount due to related party	775,406	775,406
Income taxes payable	3,532,800	3,283,634

Total Current Liabilities	7,058,612	6,487,171

Total Liabilities	7,058,612	6,487,171

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001, 1,000,000,000 shares authorized as of both July 31, 2025 and April 30, 2025, and 14,563,019 and 14,563,026 shares issued and outstanding as of July 31, 2025 and April 30, 2025, respectively	14,563	14,563
Additional paid in capital	19,138,786	19,138,786
Retained earnings	7,005,766	6,123,114

Total Connexa Sports Technologies Inc. shareholders’ equity	26,159,115	25,276,463
Non-controlling interest	1,520,439	1,142,160

Total Shareholders’ Equity	27,679,554	26,418,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,738,166	$32,905,794

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2025 AND 2024

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Three-Month Period Ended
	July 31,	July 31,
	2025	2024
	(unaudited)	(unaudited)
REVENUE	$3,000,000	$3,272,727

COST OF REVENUE	744,231	744,231

GROSS PROFIT	2,255,769	2,528,496

OPERATING EXPENSES
General and administrative expenses	764,386	88,520

Total Operating Expenses	764,386	88,520

OPERATING INCOME	1,491,383	2,439,976
NON-OPERATING INCOME
Gain on financial assets at fair value through profit or loss	1,081,758	568,297
Interest Income	18,714	16,342
Total Non-Operating Income	1,100,472	584,639

NON-OPERATING EXPENSE
Share guarantee expense	(1,081,758)	(568,297)

Total Non-Operating Expense	(1,081,758)	(568,297)

NET INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	1,510,097	2,456,318

Income tax expense	(249,166)	(405,293)

NET INCOME AND TOTAL COMPREHENSIVE INCOME	1,260,931	2,051,025
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(378,279)	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$882,652	$2,051,025

Net income per share - basic	$0.06	0.18

Weighted average common shares outstanding - basic	14,563,023	11,610,817

Weighted average common shares outstanding - diluted	14,563,023	11,610,817

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2025 AND 2024

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Connexa Sports Technologies Inc. shareholders’ equity	Non- Controlling Interest	Total Shareholders’ Equity

Balance as of - May 1, 2024	10,000	$1,282	$19,095,000	$2,626,394	21,722,676	$-	$21,722,676

Total comprehensive income for the period	-	-	-	2,051,025	2,051,025	-	2,051,025

Balance as of - July 31, 2024	10,000	$1,282	$19,095,000	$4,677,419	23,773,701	$-	$23,773,701

Balance as of - May 1, 2025	14,563,026	$14,563	$19,138,786	$6,123,114	25,276,463	$1,142,160	$26,418,623

Total comprehensive income for the period	-	-	-	882,652	882,652	378,279	1,260,931

Balance as of - July 31, 2025	14,563,019	$14,563	$19,138,786	$7,005,766	26,159,115	$1,520,439	$27,679,554

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2025 AND 2024

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,260,931	$2,051,025
Adjustments to reconcile net income to net cash used in operating activities
Amortization expense	744,231	744,231
Gain on financial assets at fair value through profit or loss	(1,081,758)	(568,297)

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	(3,000,000)	(1,606,060)
Other current assets	421,346	(1,677,486)
Accrued expenses	322,275	50,000
Income taxes payable	249,166	405,293
Net cash used in operating activities	(1,083,809)	(601,294)

CASH FLOW FROM FINANCING ACTIVITIES
Amount due from related party	1,081,758	568,297
Amount due to related party	-	38,506
Net cash provided by financing activities	1,081,758	606,803

NET INCREASE (DECREASE) IN CASH	(2,051)	5,509

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,744	39,351

CASH AND CASH EQUIVALENTS - END OF PERIOD	$52,693	$44,860

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION
Amount due from related party	$1,081,758	$(2,497,049)
Amount due to related party	$-	$50,145

The accompanying notes are an integral part of these consolidated financial statements.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Entity	Date of incorporation	Place of incorporation	Percentage of direct or indirect ownership	Principal activities
Subsidiary:
Yuanyu Enterprise Management Co., Limited	November 11, 2021	Hong Kong	70% owned by the Company	Technology licensing

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

On June 27, 2024, the Company (i) increased the number of authorized shares of common stock from 300,000,000 to 1,000,000,000 and (ii) effected a 1-for-20 reverse stock split (the “Reverse Stock Split”), where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split; all such fractional interests were rounded up to the nearest whole number of shares of common stock. Unless otherwise stated, all share and per share information in these financial statements has been adjusted to reflect the Reverse Stock Split.

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

The consolidated financial statements represent a continuation of the consolidated financial statements of YYEM and reflect the following:

(a)	The assets and liabilities of the YYEM were recognized and measured in the consolidated statement of financial position at their carrying amounts before the acquisition.

(b)	The identifiable assets and liabilities of the Company were recognized and measured in the consolidated financial statements at their acquisition-date fair values.

(c)	The retained earnings and other equity balances recognized in the consolidated financial statements are the retained earnings and other equity balances of the YYEM immediately before the acquisition.

(d)	The amount recognized as issued equity interest in the consolidated financial statements was determined by adding the issued equity of the YYEM outstanding immediately before the acquisition to the fair value of the purchase consideration of the acquisition. The fair value of the purchase consideration is based on the fair value of the Company at the completion date. However, the equity structure appearing in the consolidated financial statements reflects the equity structure of the Company, including the equity instruments issued by the Company to effect the acquisition.

CONNEXA SPORTS TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont.)

(e)	The consolidated statement of comprehensive income for the financial year ended July 31, 2025 reflects that of the YYEM for the full period together with the post-acquisition results of the Company.

(f)	The comparative figures presented in the consolidated financial statements are those of the YYEM.

Since the closing of the Acquisition and the disposal of the Slinger Bag business, YYEM has been the sole operating subsidiary of the Company. Established in November 2021, YYEM is based in Hong Kong and operates in the emerging love and marriage market sector. YYEM’s mission is to empower global connections through innovative matchmaking technology. YYEM owns advanced patents and other proprietary technology which it licenses out, and it is using this intellectual property to develop an AI-powered matchmaking platform to license to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. The Company believes YYEM’s pioneering technology has the power to transform the matchmaking industry, leading to greater success for YYEM’s licensees and their clients, and ultimately leading to more people finding successful life partnerships.

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

For details of all prior operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, Slinger Bag Limited, and Flixsense Pty, Ltd. please see the Company’s previous filing on Form 10-K for the year ended April 30, 2024, filed July 25, 2024.

On June 30, 2025, the Company entered into a securities purchase agreement with certain investors, providing for the private placement of 20,000,000 units (“Units”), each Unit consisting of one share of common stock, par value $0.001 per share, and two warrants (“Warrants”), both of such Warrants with identical terms (the “Private Placement”). Each Unit was offered at a price of $0.23, and each Warrant has a five-year exercise period, with an exercise price of $0.89. The total gross proceeds from the Private Placement without taking into account any exercise of the Warrants will be $4,600,000.

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

For the Company’s non-wholly owned subsidiary, a non-controlling interest is recognized to reflect the portion of equity that is not attributable, directly or indirectly to the Company. Consolidated net income or loss in the-Consolidated Statements of Operations and Comprehensive Income includes net income or loss attributable to non-controlling interests when applicable.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets and accounts receivable. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Since July 1, 2022, the Company early adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, resulting in more timely recognition of credit losses. Upon adoption, the Company changed its impairment model to utilize a forward-looking current expected credit loss (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets. The adoption of this guidance had no impact on the allowance for credit losses for accounts receivable as of July 31, 2022.

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

For the three months ended July 31, 2025 and 2024, the Company did not record any expected credit losses against accounts receivable.

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

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three months ended July 31, 2025 and 2024 was nil.

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

Consistent with the criteria of ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, the Company also considers the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership and (v) acceptance of the good or service.

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

Share-Based Payment

The Company accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

Commitments and contingencies

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amounts can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. For the three months ended July 31, 2025 and 2024, the Company did not have any material legal claims or litigation that, individually or in the aggregate, could have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

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

Comprehensive income

The Company applies ASC 220, Comprehensive Income, with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Company during a period arising from transactions and other event and circumstances except those resulting from investments by shareholders and distributions to shareholders.

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

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments provide guidance on accounting for induced conversions of convertible debt instruments. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In May 2025, the FASB issued ASU 2025-04, Compensation — Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3: CONCENTRATIONS OF RISK

Concentration of customer risk

 The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable:

	As of July 31, 2025	As of July 31, 2024
Customer A	43%	44%
Customer D	26%	26%
Customer E	31%	30%

Concentration of credit risk

The Company is exposed to credit risk primarily through its cash and cash equivalents, accounts receivable, and revenue concentration. As of July 31, 2025 and April 30, 2025, the Company held cash and cash equivalents of $52,693 and $54,744, respectively, substantially all of which were maintained with major financial institutions that management believes to have high credit quality.

Accounts receivable totaled $18,388,701 and $15,388,701 as of July 31, 2025 and April 30, 2025, respectively, and are derived from customer transactions. The Company’s accounts receivable and revenue are concentrated among three major customers, which together accounted for approximately 100% of total accounts receivable and total revenue for the three-month periods ended July 31, 2025 and July 31, 2024.

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

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4: INTANGIBLE ASSETS (cont.)

Schedule of Amortization of Intangible Asset – Technology Right
Date	Note	Amount
7/31/2025	Cost	$14,884,615
7/31/2025	Accumulated amortization	(5,119,211)
Net value of Intangible Asset – Technology Right as of July 31, 2025		$9,765,404

Amortization expense for the three months ended July 31, 2025 and 2024 was approximately $744,231 and $744,231 respectively. These amounts are included in cost of revenue in the consolidated statements of operations and comprehensive income.

Note 5: REVENUE – SEGMENT REPORTING BY GEOGRAPHIC REGION

The following represents the Company’s revenue segmented by geographic region for the three months ended July 31, 2025 and 2024.

Location	For the three months ended July 31, 2025	For the three months ended July 31, 2024

Hong Kong	$1,250,000	$1,363,636
United States of America	750,000	818,182
United Kingdom	1,000,000	1,090,909
Total	$3,000,000	$3,272,727

Note 6: ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of July 31,	As of April 30,
	2025	2025

Accounts receivable	$18,388,701	$15,388,701

As of July 31, 2025 and April 30, 2025, all accounts receivable were due from third-party customers. The provisions for credit losses were nil as of July 31, 2025 and April 30, 2025.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7: INVESTMENT

This represents a quoted investment in Brightstar Technology Group Co., Ltd. as of July 31, 2025, a company listed on the Hong Kong Stock Exchange. The contributor of this investment has provided a downside guarantee to ensure a minimum value. The investment’s fair value is assessed annually, with gains or losses recognized in the financial statements.

Losses are recorded under “Financial assets at fair value through profit or loss”. Where the fair value falls below the guaranteed amount, the shortfall is compensated by the director under the guarantee arrangement, and the compensation is recognized as “Shares guarantee income”.

Note 8: AMOUNT DUE FROM RELATED PARTY

Nature of relationships with related party

Name	Relationship with the Company
Hongyu Zhou	Shareholder and director of the Company

Transaction with related party

	Name	As of July 31, 2025	As of April 30, 2025

Amount due from related party	Hongyu Zhou	1,745,770	2,827,528

Amount due to related party	Hongyu Zhou	775,406	775,406

The balances of $1,745,770 and $2,827,528 as of July 31, 2025 and as of April 30, 2025, respectively, represent amounts receivable from a director under the downside guarantee arrangement relating to the Company’s investment in Brightstar Technology Group Co., Ltd.

Under the guarantee arrangement, the director is obligated to compensate the Company for any decline in the investment’s fair value below the guaranteed amount. Such compensation is recognized as Shares guarantee income in the statement of profit or loss. Management expects this receivable to be fully settled in the normal course of business.

The balances of $775,406 and $775,406 as of July 31, 2025 and as of April 30, 2025, respectively, represent amounts payable to a director for expenses paid on behalf of the Company.

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9: ACCRUED EXPENSES

The following is a summary of accrued expenses as of July 31, 2025 and April 30, 2025, respectively.

	As of July 31, 2025	As of April 30, 2025

Accrued salaries and benefits – management	797,387	477,500
Accrued signing bonus	300,000	300,000
Accrued success fee	1,000,000	1,000,000
Amount due from bank	4,876	2,488
Accrued directors’ fees	150,000	150,000
Accrued professional fees	498,143	498,143
Total	$2,750,406	$2,428,131

Note 10: SHAREHOLDERS’ EQUITY

Common Stock

The Company has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share. As of July 31, 2025 and 2024, the Company had 14,563,019 and 1,828,541 shares of common stock issued and outstanding, respectively.

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

CONNEXA SPORTS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10: SHAREHOLDERS’ EQUITY (cont.)

For the period from August 1, 2023 through October 31, 2023, the Company issued 1,844,506 shares of common stock for services rendered (13,707), for settlement with former owners of Flixsense Pty, Ltd. and as remaining contingent consideration (1,964), for the exercise of warrants (1,708,152), and to satisfy the profit guarantee on a note (85,000). In addition, the Company issued 35,683 to satisfy its obligations under the 1-for-40 reverse stock split that occurred in this period.

For the period November 1, 2024 through July 31, 2025, the Company issued 8,127,572 shares of common stock to complete the acquisition of YYEM.

Note 11: COMMITMENTS AND CONTINGENCIES

The Company was not subject to any legal proceedings during the three months ended July 31, 2025, and there are currently no legal proceedings, to which it is a party, which could have a material adverse impact on its financial position, results of operations, or liquidity.

Note 12: SUBSEQUENT EVENTS

On August 19, 2025, the Company closed the Private Placement described at the end of Note 1, above, generating gross proceeds of $4,600,000 (without taking into account any future exercise of the Warrants).

Under a prospectus supplement dated August 22, 2025, the amount the Company could raise through offers and sales of common stock in “at the market” transactions pursuant to a sales agreement with A.G.P./Alliance Global Partners dated as of January 8, 2025 was increased to $200,000,000. No shares had been sold through this facility as of July 31, 2025.

On August 25, 2025, the Company and JuCoin Capital Pte Ltd (“JuCoin”) signed an agreement (the “JV Agreement”) to jointly establish a joint venture company (the “JV”) to found and operate a new cryptocurrency exchange (the “Joint Venture”) within 120 days of the JV Agreement. At the closing of the Joint Venture, each of the Company and JuCoin will contribute $250,000,000 in cash or cryptocurrency. In exchange, the JV will issue 51% of its share capital to the Company and 49% to JuCoin. The Company will appoint three of the five members of the board of directors of the JV, though certain material decisions will require the approval of both parties. The JV Agreement may be terminated if the closing of the Joint Venture has not occurred within six months of signing, by mutual agreement of the parties, or if the transaction becomes prohibited by applicable law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes appearing in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. You should read the “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” sections of our Form 10-K for the period ended April 30, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All dollar figures expressed in terms of millions are rounded to one decimal place. All percentages are calculated using the unrounded underlying figures and rounded to the nearest whole number.

Overview

The Company operates through Yuanyu Enterprise Management Co., Limited (“YYEM”), a Hong Kong-based subsidiary established in November 2021 that is engaged in the emerging love and marriage market sector.

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

We have license agreements in place with various entities to use the IP in numerous countries across Asia, Europe, and Africa, generating royalties of $3.0 million in our three months ended July 31, 2025.

In February 2025, YYEM entered into an agency agreement to develop content for TikTok across the MENA region, leveraging Twitch-hosted live-streaming in sports, gaming, and lifestyle categories. While no upfront payments were received, the agreement positions us to monetize end-user engagement once our influencer network is developed. Revenue under this agreement will depend on performance-based conversion metrics, and as of July 31, 2025, influencer network capabilities were still nascent. We consider this development a positive step toward the diversification of our revenue streams.

Fundraising

Private Placement

On June 30, 2025, we executed a securities purchase agreement to issue 20,000,000 units (each unit comprising one share of common stock and two five-year warrants with an exercise price of $0.89), targeting gross proceeds of $4.6 million (the “Private Placement”). Closing was contingent on Nasdaq listing compliance and shareholder approval. The warrants allow for cashless exercise if no effective registration is in place. This financing, when consummated, is anticipated to improve liquidity and capital resources through 2025 and beyond. On August 19, 2025, the Company closed the Private Placement, generating gross proceeds of $4,600,000 (without taking into account any exercise of the warrants included in the Private Placement).

ATM Facility

Under a prospectus supplement dated August 22, 2025 that amends the prospectus supplement dated June 11, 2025 and its accompanying prospectus dated June 11, 2025, filed with the Securities and Exchange Commission as part of our registration statement on Form S-3 (File No. 333-284188) (the “Registration Statement”) relating to the offer and sale of our common stock through A.G.P./Alliance Global Partners (“A.G.P.”) in “at the market offerings” (the “ATM facility”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the sales agreement with A.G.P. dated as of January 8, 2025 (the “Sales Agreement”), the amount we could raise under our ATM facility was specified to be $200 million. No shares had been sold through this facility as of July 31, 2025, but the agreement provides strategic flexibility for future capital raising.

Recent Developments

On August 25, 2025, the Company and JuCoin Capital Pte Ltd (“JuCoin”) signed an agreement (the “JV Agreement”) to jointly establish a joint venture company (the “JV”) to found and operate a new cryptocurrency exchange (the “Joint Venture”) within 120 days of the JV Agreement. At the closing of the Joint Venture, each of the Company and JuCoin will contribute $250 million in cash or cryptocurrency. In exchange, the JV will issue 51% of its share capital to the Company and 49% to JuCoin. The Company will appoint three of the five members of the board of directors of the JV, though certain material decisions will require the approval of both parties. The JV Agreement may be terminated if the closing of the JV Agreement has not occurred within six months of signing, by mutual agreement of the parties, or if the transaction becomes prohibited by applicable law.

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

Results of Operations

Three months ended July 31, 2025, compared to the three months ended July 31, 2024

The following are the results of our operations for the three-month period ended July 31, 2025, as compared to the three-month period ended July 31, 2024:

	Three Months Ended July 31,		Change
	2025	2024	Amount	%
Revenue	$3,000,000	$3,272,727	$(272,727)	-8%
Cost of Revenue	744,231	744,231	-	-%
Gross Profit	2,255,769	2,528,496	(272,727)	-11%
Operating Expenses:
General and Administrative Expenses	764,386	88,520	675,866	764%
Total Operating Expenses	764,386	88,520	675,866	764%

Operating Income	1,491,383	2,439,976	(948,593)	-39%

Revenue

Our revenue decreased by $0.3 million, or 8%, from $3.3 million for the three-month period ended July 31, 2024 to $3.0 million for the three-month period ended July 31, 2025, which was attributable to a minor timing difference resulting from the dates on which the various license agreements were signed.

Cost of Revenue

Our cost of revenue did not change because it consists of the amortization of our IP intangible assets, which remained constant.

General and Administrative Expenses

General and administrative expenses, which mainly consist of salaries, professional fees, and other general office and administrative expenses, increased by $0.7 million, from $0.1 million to $0.8 million, primarily driven by higher costs relating to YYEM becoming an operating subsidiary of a Nasdaq-listed company, which occurred in November 2024. This included audit fees, legal fees, insurance premiums, and directors’ and officers’ compensation.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operations. We had working capital, or net current assets, of $17.9 million as of July 31, 2025, compared to $15.9 million as of April 30, 2025, an increase of approximately $2.0 million, or 13%. In comparison with April 30, 2025, our accounts receivable as of July 31, 2025, increased by $3.0 million as we recognized royalty revenue for the quarter in accordance with our recognition policy while the credit terms of our licensees permit payment up to 90 days after the end of our financial year. As of July 31, 2025, we had retained earnings of $7.0 million.

The following is a summary of our cash flows from operating, investing, and financing activities for the three-month periods ended July 31, 2025 and 2024:

	Three Months Ended July 31,		Change
	2025	2024	Amount	%
Cash Flow Used in Operating Activities	$(1,083,809)	$(601,294)	$(482,515)	80%
Cash Flow Provided by Financing Activities	$1,081,758	$606,803	$474,955	78%

Our cash and cash equivalents were relatively steady, at approximately $0.5 million as of July 31, 2025 and 2024.

Net cash used in operating activities was $1.08 million for the three-month period ended July 31, 2025, compared with $0.6 million for the same period in the prior year, a decline of $0.5 million in operating cash flow. This change was driven primarily by a $0.7 million increase in general and administrative expenses relating to YYEM becoming an operating subsidiary of a Nasdaq-listed company, as explained in greater detail above.

Since our cash level was low in the period before payment from our licensees was due, we had no cash allocated to investing activities, neither putting cash into investments nor receiving cash from investments.

The only cash flow we recorded as financing activities was a non-cash item: a $1.1 million decline in the value of a guarantee given to the Company by our Chairman in respect of listed shares we own as the shares increased in value over this period. (As the deficit in the shares’ value declined, the size of the guarantee required to provide the Company with value equal to the shares’ value at the time of contribution also declined.)

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

Allowance for credit loss represents management’s best estimate of probable losses inherent in the portfolio. On June 30, 2022, the Company adopted ASC 326, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaced the “incurred loss” impairment methodology with an approach based on “expected losses” to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.

The Company considers various factors, including the nature, historical collection experience, age of the accounts receivable balances, credit quality and specific risk characteristics of its customers, and current economic conditions to develop an estimate of credit losses. Additionally, the Company makes specific allowance for credit losses based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of July 31, 2025 and April 30, 2025, the Company had made no reserves.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three months ended July 31, 2025 and 2024 was nil.

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

Revenue Recognition

Revenue represents the amount of consideration the Company is entitled to upon the transfer of promised goods or services in the ordinary course of the Company’s activities and is recorded net of VAT. The Company has adopted the following five steps for revenue recognition: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Consistent with the criteria of ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, the Company also considers the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership and (v) acceptance of the good or service.

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

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income — Expense Disaggregation Disclosures, which focuses on improving the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, general and administrative expenses, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. The amendment in ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A: RISK FACTORS

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition, and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2025, we executed securities purchase agreements to issue 20,000,000 units (each unit comprising one share of common stock and two five-year warrants with an exercise price of $0.89), targeting gross proceeds of $4.6 million (referred to in Item 2 of Part I as the Private Placement and described in greater detail there). The Private Placement closed on August 19, 2025.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider trading arrangements and policies.

During the quarter ended July 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	Director Service and Indemnity Agreement, dated August 15, 2025, by and between Connexa Sports Technologies Inc. and Bini Zhu (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2025)

10.2	Joint Venture Agreement, dated August 25, 2025, by and between Connexa Sports Technologies Inc. and JuCoin Capital Pte Ltd (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 29, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONNEXA SPORTS TECHNOLOGIES INC.

Dated: September 15, 2025	By:	/s/ Thomas Tarala
Thomas Tarala
Chief Executive Officer

Dated: September 15, 2025	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

