Form 10-Q
period 2025-10-31
AIRWA INC.
filed 2025-12-23
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 01-41423

AiRWA, INC.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of December 19, 2025, was 18,981,535

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

As used in this report, the terms “Connexa,” “Company,” “we,” “us,” and “our” refer to AiRWA, Inc., unless otherwise indicated.

i

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

AiRWA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	As of	As of
	October 31, 2025	April 30, 2025
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,508,149	$54,744
Investment	1,540,385	1,382,857
Accounts receivable	12,188,719	15,388,701
Amount due from related party	2,670,000	2,827,528
Deposits	25,313,776	-
Prepayments	5,885,200	-
Other receivables	10,003,838	2,742,329

Total Current Assets	163,110,067	22,396,159

Non-Current Asset:
Intangible assets, net	9,021,174	10,509,635

Total Non-Current Asset	9,021,174	10,509,635

TOTAL ASSETS	$172,131,241	$32,905,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accrued expenses	$2,140,275	$2,428,131
Other payable	10,959	-
Amount due to related party	784,091	775,406
Income taxes payable	3,810,051	3,283,634

Total Current Liabilities	6,745,376	6,487,171

Total Liabilities	6,745,376	6,487,171

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001, 1,000,000,000 shares authorized as of both October 31, 2025 and April 30, 2025; and 18,981,535 and 291,261* shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	949,066	14,563
Additional paid-in capital	191,380,857	19,138,786
(Accumulated deficit)/Retained earnings	(26,944,058)	6,123,114

Total AiRWA, Inc. shareholders’ equity	165,385,865	25,276,463
Non-controlling interest	-	1,142,160

Total Shareholders’ Equity	165,385,865	26,418,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,131,241	$32,905,794

*	Adjusted to reflect the Reverse Stock Split described in Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED OCTOBER 31, 2025 AND 2024

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Six-Month Period Ended		For the Three-Month Period Ended
	October 31,	October 31,	October 31,	October 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$6,000,000	$6,545,454	3,000,000	3,272,727

COST OF REVENUE	1,488,462	1,488,462	744,231	744,231

GROSS PROFIT	4,511,538	5,056,992	2,255,769	2,528,496

OPERATING EXPENSES
Selling and marketing expenses	450,000	-	450,000	-
General and administrative expenses	2,515,471	288,002	1,751,085	199,482

Total Operating Expenses	2,965,471	288,002	2,201,085	199,482

OPERATING INCOME	1,546,067	4,768,990	54,684	2,329,014
NON-OPERATING INCOME
Gain/(loss) on financial assets at fair value through profit or loss	157,528	178,066	(924,230)	(390,231)
Interest Income	19,507	32,684	793	16,342
Total Non-Operating Income/(Loss)	177,035	210,750	(923,437)	(373,889)

NON-OPERATING EXPENSE
Share guarantee (income)/expense	(157,528)	(178,066)	924,230	390,231

Total Non-Operating Expense/(Income)	(157,528)	(178,066)	924,230	390,231

NET INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	1,565,574	4,801,674	55,477	2,345,356

Income tax expense	(526,417)	(876,883)	(277,251)	(471,590)

NET INCOME/(LOSS)	$1,039,157	$3,924,791	(221,774)	1,873,766
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	378,279	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$1,039,157	3,924,791	156,505	1,873,766
Net income/(loss) per share – basic	$0.25	13.48	(0.05)	6.43

Net income/(loss) per share – diluted	0.25	13,48	(0.05)	6.43

Weighted average common shares outstanding – basic	4,163,758	291,260	4,163,758	291,260

Weighted average common shares outstanding – diluted	4,163,758	291,260	4,163,758	291,260

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 2025 AND 2024

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit/ (Retained Earnings	AiRWA, Inc. Shareholders’ Equity	Non- Controlling Interest	Total Shareholders’ Equity

Balance as of - May 1, 2024	1,828,541	$1,828	$176,801,473	183,541	$(167,387,028)	9,599,814	$-	$9,599,814

Stock issued for:
Service	214,128	214	2,501,602	-	-	2,501,816	-	2,501,816
Acquisition/Contingent Consideration	10	-	-	-	-	-	-	-
Exercise of warrants	505,680	506	1,617,670	-	-	1,618,176	-	1,618,176
Fractional adjustment in reverse split	110,790	111	(111)	-	-	-	-	-
Change in comprehensive income	-	-	-	(60,733)		(60,733)	-	(60,733)
Net loss for the period	-	-	-	-	(4,220,745)	(4,220,745)	-	(4,220,745)

Balance as of - July 31, 2024	2,659,149	$2,659	$180,920,634	122,808	$(171,607,773)	9,438,328	$-	$9,438,328

Stock issued for:
Exercise of warrants	3,776,305	3,776	(2,955)	-		821	-	821
Change in comprehensive income	-	-	-	(32,224)	-	(32,224)	-	(32,224)
Net loss for the period	-	-	-	-	(1,366,144)	(1,366,144)	-	(1,366,144)
Balance as of -October 31, 2024	6,435,454	6,435	180,917,679	90,584	(172,973,917)	8,040,781	-	8,040,781

Balance as of - May 1, 2025	14,563,019	$14,563	$19,138,786	-	$6,123,114	25,276,463	$1,142,160	$26,418,623
Net income for the period	-			-	882,652	882,652	378,279	1,260,931
Balance as of - July 31, 2025	14,563,019	$14,563	$19,138,786		7,005,766	26,159,115	1,520,439	27,679,554
Stock issued for:
Private Placement	20,000,000	20,000	4,580,000	-	-	4,600,000	-	4,600,000
At-the-market transaction	914,503,196	914,503	167,662,071	-	-	168,576,574	-	168,576,574
Fractional adjustment in reverse split	(930,084,680)	-	-	-	-	-	-	-
Increase of shareholdings of a subsidiary	-	-	-	-	(34,106,329)	(34,106,329)	(1,520,439)	(35,626,768)
Net income for the period	-	-	-	-	156,505	156,505	-	156,505

Balance as of - October 31, 2025	18,981,535	$949,066	$191,380,857	-	$(26,944,058)	165,385,865	$-	$165,385,865

The accompanying notes are an integral part of these consolidated financial statements.

AIRWA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 2025 AND 2024

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Six-Month Period Ended
	October 31,	October 31,
	2025	2024
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,039,157	$3,924,791
Adjustments to reconcile net income to net cash used in operating activities
Amortization expense	1,488,462	1,488,462
Gain on financial assets at fair value through profit or loss	(157,528)	(178,066)

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	3,199,982	(4,176,580)
Other receivables	(6,510,001)	(1,757,342)
Prepayments and deposits	(31,198,976)	-
Accounts payable and accrued expenses	(287,855)	-
Income taxes payable	526,417	876,883
Other payables	10,596	-
Net cash (used in)/provided by operating activities	(31,889,746)	178,148

CASH FLOW FROM INVESTING ACTIVITY
Payment to investment in subsidiary	(36,000,000)	-
Net cash used in investing activity	(36,000,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private placement	4,600,000	-
Proceeds from ATM offering	168,576,574	-
Proceeds from exercise of warrants for cash	364	-
Amount due from related party	157,528	178,066
Amount due to related party	8,685	238,002
Net cash provided by financing activities	173,343,151	416,068

Effect of exchange rate fluctuations on cash and cash equivalents	-	-

NET INCREASE IN CASH	105,453,405	594,216

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,744	39,351

CASH AND CASH EQUIVALENTS - END OF PERIOD	$105,508,149	$633,567

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Entity	Date of incorporation	Place of incorporation	Percentage of direct or indirect ownership	Principal activities
Subsidiary:
Yuanyu Enterprise Management Co., Limited	November 11, 2021	Hong Kong	100% owned by the Company	Technology licensing

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on October 12, 2015. From 2019 through 2021, Lazex acquired various entities related to the manufacture and distribution of the Slinger Bag Launcher, a portable tennis ball, padel tennis ball, and pickleball launcher. In 2019, Lazex changed its name to Slinger Bag Inc.; in 2022 Slinger Bag Inc. changed its name to Connexa Sports Technologies Inc.; and on September 30, 2025, Connexa Sports Technologies Inc. changed its name to AiRWA, Inc.

AiRWA, INC.

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

The consolidated financial statements represent a continuation of the consolidated financial statements of YYEM and reflect the following:

(a)	The assets and liabilities of YYEM were recognized and measured in the consolidated statement of financial position at their carrying amounts before the Acquisition.

(b)	The identifiable assets and liabilities of the Company were recognized and measured in the consolidated financial statements at their acquisition-date fair values.

(c)	The retained earnings and other equity balances recognized in the consolidated financial statements are the retained earnings and other equity balances of YYEM immediately before the Acquisition.

(d)	The amount recognized as issued equity interest in the consolidated financial statements was determined by adding the issued equity of YYEM outstanding immediately before the Acquisition to the fair value of the purchase consideration of the acquisition. The fair value of the purchase consideration is based on the fair value of the Company at the completion date. However, the equity structure appearing in the consolidated financial statements reflects the equity structure of the Company, including the equity instruments issued by the Company to effect the Acquisition.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont.)

(e)	The consolidated statement of comprehensive income for the financial year ended April 30, 2025 reflects that of the YYEM for the full period together with the post-acquisition results of the Company.

(f)	The comparative figures presented in the consolidated financial statements are those of YYEM.

Since the closing of the Acquisition and the disposal of the Slinger Bag business, YYEM has been the sole operating subsidiary of the Company. On October 22, 2025, the Company entered into a share purchase agreement with Hongyu Zhou, now the Chairman of the Company, to acquire from him the 30% of the share capital of YYEM that it did not already own for $36,000,000, payable in cash, resulting in YYEM becoming a wholly owned subsidiary of the Company. Established in November 2021, YYEM is based in Hong Kong and operates in the emerging love and marriage market sector. YYEM’s mission is to empower global connections through innovative matchmaking technology. YYEM owns advanced patents and other proprietary technology which it licenses out, and it is using this intellectual property to develop an AI-powered matchmaking platform to license to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. The Company believes YYEM’s pioneering technology has the power to transform the matchmaking industry, leading to greater success for YYEM’s licensees and their clients, and ultimately leading to more people finding successful life partnerships.

In August 2025, the Company signed a $500 million joint venture agreement to form AiRWA Exchange, a digital asset exchange focused on the tokenization of real-world assets (RWA), specifically U.S. stocks. AiRWA Exchange is not yet operational and generating revenue, but the Company has completed test runs for settling trades of tokenized U.S. equities, positioning AiRWA Exchange to offer users the ability to trade digital representations of U.S. stocks just as they would cryptocurrencies — with transactions settled within seconds and ownership recorded on the blockchain, which is accessible 24 hours per day. The Company believes AiRWA Exchange will mark a significant step toward bridging the gap between conventional financial systems and the emerging decentralized economy.

YYEM’s, and thus the Company’s, revenue model is currently based on licensing fees with its partners, which the Company intends to bolster through the development or acquisition of additional patents. Through YYEM, the Company generated royalties of $6 million for the six-month period ended October31, 2025.

YYEM was registered in Hong Kong on November 11, 2021. Its business purpose is to provide technology services. YYEM’s registered office is located at Room 4, 16/F, Ho King Commercial Centre, 2-16 Fayuen Street, Mongkok, Kowloon, Hong Kong.

For details of all prior operations of Slinger Bag Inc., Slinger Bag Americas, Slinger Bag Canada, Slinger Bag UK, Slinger Bag Limited, and Flixsense Pty, Ltd. please see the Company’s filing on Form 10-K for the year ended April 30, 2024, filed July 25, 2024.

AiRWA, INC.

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

AiRWA, INC.

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

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Accounts receivable

Accounts receivable are recorded at the gross billing amount less an allowance for any uncollectible accounts due from customers. Accounts receivable do not bear interest.

Since July 1, 2022, the Company early adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, resulting in more timely recognition of credit losses. Upon adoption, the Company changed its impairment model to utilize a forward-looking current expected credit loss (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets. The adoption of this guidance had no impact on the allowance for credit losses for accounts receivable as of October 31, 2025.

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

For the three-month and six-month periods ended October 31, 2025 and 2024, the Company did not record any expected credit losses against accounts receivable.

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

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three-month and six-month periods ended October 31, 2025 and 2024 was nil.

AiRWA, INC.

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

AiRWA, INC.

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

Cost of revenue

The Company’s cost of revenue consists primarily of amortization charges of intangible assets, in particular technology rights, which are directly attributable to the revenue.

General and administrative expenses

General and administrative expenses primarily consist of salaries and benefits for employees involved in general corporate functions, professional fees for external legal, accounting and other consulting services, travelling expenses and other general office and administrative expenses.

AiRWA, INC.

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

Commitments and contingencies

The Company accrues costs associated with legal actions when such costs become probable and the amounts can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. For the six months ended October 31, 2025 and 2024, the Company did not have any material legal claims or litigation that, individually or in the aggregate, could have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

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

AiRWA, INC.

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

AiRWA, INC.

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

AiRWA, INC.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. The standard simplifies the accounting for internal-use software costs and is effective for fiscal years beginning after December 15, 2026. The Company does not expect adoption of this standard to have a material impact on its financial statements.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

The Company does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3: CONCENTRATIONS OF RISK

Concentration of customer risk

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable:

	As of October 31, 2025	As of April 30, 2025
Customer A	55%	44%
Customer D	25%	26%
Customer E	20%	30%

Concentration of credit risk

The Company is exposed to credit risk primarily through its cash and cash equivalents, accounts receivable, and revenue concentration. As of October 31, 2025 and April 30, 2025, the Company held cash and cash equivalents of $105,508,149 and $54,744, respectively, substantially all of which were maintained with major financial institutions that management believes to have high credit quality.

Accounts receivable totaled $12,188,719 and $15,388,701 as of October 31, 2025 and April 30, 2025, respectively, and are derived from customer transactions. The Company’s accounts receivable and revenue are concentrated among three major customers, which together accounted for approximately 100% of total accounts receivable and total revenue for the six-month periods ended, and the three-month periods ended, October 31, 2025 and October 31, 2024.

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

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4: INTANGIBLE ASSETS (cont.)

Schedule of Amortization of Intangible Asset – Technology Right
Date	Note	Amount
10/31/2025	Cost	$14,884,615
10/31/2025	Accumulated amortization	(5,863,441)
Net value of Intangible Asset – Technology Right as of October 31, 2025		$9,021,174

Schedule of Amortization of Intangible Asset – Technology Right
Date	Note	Amount
4/30/2025	Cost	$14,884,615
4/30/2025	Accumulated amortization	(4,374,980)
Net value of Intangible Asset – Technology Right as of April 30, 2025		$10,509,635

Amortization expense for the six months ended October 31, 2025 and 2024 was approximately $1,488,462 and $1,488,462 respectively. These amounts are included in cost of revenue in the consolidated statements of operations and comprehensive income.

Note 5: REVENUE – SEGMENT REPORTING BY GEOGRAPHIC REGION

The following represents the Company’s revenue segmented by geographic region for the six months ended October 31, 2025 and 2024.

Location	For the six months ended October 31, 2025	For the six months ended October 31, 2024

Hong Kong	$2,500,000	$2,727,273
United Kingdom	1,500,000	1,636,363
United States of America	2,000,000	2,181,818
Total	$6,000,000	$6,545,454

Note 6: ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of	As of
	October 31, 2025	April 30, 2025

Accounts receivable	$12,188,719	$15,388,701

As of October 31, 2025 and April 30, 2025, all accounts receivable were due from third-party customers. The provisions for credit losses were nil as of October 31, 2025 and April 30, 2025.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7: INVESTMENT

This represents a quoted investment in Brightstar Technology Group Co., Ltd. as of October 31, 2025, a company listed on the Hong Kong Stock Exchange. The contributor of this investment has provided a downside guarantee to ensure a minimum value. The investment’s fair value is assessed annually, with gains or losses recognized in the financial statements.

Losses are recorded under “Financial assets at fair value through profit or loss”. Where the fair value falls below the guaranteed amount, the shortfall is compensated by the director under the guarantee arrangement, and the compensation is recognized as “Shares guarantee income”.

Note 8: DEPOSITS

As of October 31, 2025, the Company had deposits totaling $25,313,776 The Company’s deposits primarily consist of refundable advance payments made to marketing and advertising service providers, as well as a refundable advance payment made to a technology development vendor in Malaysia. These deposits relate to ongoing operations and business expansion activities and will be applied against future services or refunded in accordance with the terms of the related agreements. Management will continue to assess the Company’s business strategy and options in light of evolving market opportunities and circumstances and will adjust its plans or business strategy and the deployment of its working capital as it deems most appropriate and advantageous to the Company’s.

Note 9: PREPAYMENTS

As of October 31, 2025, the Company had prepayments totaling $5,885,200 including advance payments for services and rental prepayments under existing lease agreements. These amounts will be recognized as expenses over the applicable periods.

Note 10: OTHER RECEIVABLES

As of October 31, 2025, the Company had other receivables of $10,003,838 primarily representing interest-bearing loans to third parties. Interest income is recognized on the accrual basis in accordance with the contractual terms of the underlying loan agreements. Management will continue to assess the Company’s business strategy and options in light of evolving market opportunities and circumstances and will adjust its plans or business strategy and the deployment of its working capital as it deems most appropriate and advantageous to the Company.

	As of October 31, 2025	As of April 30, 2025

Loans to third parties	$9,737,929	$2,662,718
Loan interest receivable	98,324	79,611
Rental	167,585	-
Total	$10,003,838	$2,742,329

Note 11: AMOUNT DUE FROM RELATED PARTY

Nature of relationships with related party

Name	Relationship with the Company
Hongyu Zhou	Shareholder and director of the Company

Transaction with related party

	Name	As of October 31, 2025	As of April 30, 2025

Amount due from related party	Hongyu Zhou	2,670,000	2,827,528

Amount due to related party	Hongyu Zhou	784,091	775,406

The balances of $2,670,000 and $2,827,528 as of October 31, 2025 and April 30, 2025, respectively, represent amounts receivable from a director under the downside guarantee arrangement relating to the Company’s investment in Brightstar Technology Group Co., Ltd.

Under the guarantee arrangement, the director is obligated to compensate the Company for any decline in the investment’s fair value below the guaranteed amount. Such compensation is recognized as Shares guarantee income in the statement of profit or loss. Management expects this receivable to be fully settled in the normal course of business.

The balances of $784,091 and $775,406 as of October 31, 2025 and April 30, 2025, respectively, represent amounts payable to a director for expenses paid on behalf of the Company.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12: ACCRUED EXPENSES

The following is a summary of accrued expenses as of October 31, 2025 and April 30, 2025, respectively.

	As of October 31, 2025	As of April 30, 2025

Accrued salaries and benefits – management	$517,500	$477,500
Accrued signing bonus	300,000	300,000
Accrued success fee	1,000,000	1,000,000
Amount due from bank	-	2,488
Accrued directors’ fees	160,000	150,000
Accrued professional fees	162,775	498,143
Total	$2,140,275	$2,428,131

Note 13: SHAREHOLDERS’ EQUITY

The Company has 1,000,000,000 shares of common stock authorized with a par value of $0.001 per share. As of October 31, 2025 and 2024, the Company had 18,981,535 and 128,709 shares of common stock issued and outstanding, respectively (on a split-adjusted basis).

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13: SHAREHOLDERS’ EQUITY (cont.)

For the period from May 1, 2024 through July 31, 2024, the Company issued 16,613 shares of common stock to true-up shares related to the February 22, 2022 acquisition of PlaySight Interactive Ltd., for services rendered, for the exercise of warrants, and to round up fractional shares as part of a 1-for-20 reverse stock split.

For the period from August 1, 2024 through October 31, 2024, the Company issued 75,527 shares of common stock for the exercise of warrants.

For the period from November 1, 2024 through July 31, 2025, the Company issued 162,552 shares of common stock to complete the acquisition of YYEM.

On August 19, 2025, in connection with a private placement entered into on June 30, 2025, the Company issued 400,000 shares of common stock (together with five-year warrants to purchase 800,000 shares of common stock at an exercise price of $44.50). At $11.50 per unit (each consisting of a share and two warrants), the private placement raised $4,600,000 for the Company.

For the period from August 1, 2025 through October 31, 2025, apart from the private placement, the Company issued 39,268 shares to round up fractional shares as part of a reverse stock split of the Company’s common stock at a ratio of 1-for-50, which became effective on October 27, 2025 (the “Reverse Stock Split”). In this period, the Company also sold 18,290,063 shares in “at the market offerings”, generating gross proceeds of $175,614,186 (approximately $168,576,574 after the payment of commission, fees and expenses).

All share figures in these financial statements and notes are adjusted to reflect the Reverse Stock Split except where stated otherwise.

Note 14: COMMITMENTS AND CONTINGENCIES

The Company was not subject to any legal proceedings during the six months ended October 31, 2025, and there are currently no legal proceedings, to which it is a party, which could have a material adverse impact on its financial position, results of operations, or liquidity.

Note 15: SUBSEQUENT EVENTS

In the month of November 2025, the Company sold 3,516,625 shares under its ATM facility, generating $3,604,594 of gross proceeds ($3,485,598 after the payment of commission, fees and expenses).

On December 22, 2025, the Company closed a registered direct offering, selling 15,382,378 shares at $1.02 and raising $15,689,990 (approximately $14,773,528 after the payment of commission, fees and expenses).

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

Business Overview

We operate through Yuanyu Enterprise Management Co., Limited (“YYEM”), a Hong Kong-based subsidiary established in November 2021 that is engaged in the emerging love and marriage market sector.

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

We have license agreements in place with various entities to use the IP in numerous countries across Asia, Europe, and Africa, generating royalties of $6.0 million in the six months ended October 31, 2025.

In January 2025, as part of our efforts to diversify our revenue streams, we announced the development of a social networking vertical, through which we would provide content to TikTok and similar social media ventures. Our revenue relating to social networking will depend on performance-based conversion metrics. We expect this business to begin generating revenue in the current fiscal year.

In August 2025, we signed a $500 million joint venture agreement to form AiRWA Exchange, a digital asset exchange focused on the tokenization of real-world assets (RWA), specifically U.S. stocks. AiRWA Exchange is not yet operational and generating revenue, but we have successfully completed test runs for settling trades of tokenized U.S. equities, positioning AiRWA Exchange to offer users the ability to trade digital representations of U.S. stocks with the same simplicity and speed as cryptocurrencies — with transactions settled within seconds and recorded on the blockchain’s immutable ledger, which is accessible 24 hours per day. We believe AiRWA Exchange will mark a significant step toward bridging the gap between conventional financial systems and the emerging decentralized economy.

To support the development of our AiRWA Exchange, we intend to leverage our commercial relationships, launching our Exchange services to our JV partner’s millions of users to help scale the Exchange’s operations more quickly, and partnering with a leading provider of digital asset intelligence and security solutions, to add advanced monitoring, threat detection, and compliance capabilities for the long-term integrity of the AiRWA Exchange ecosystem.

Our change of name to AiRWA, Inc. reflects our intention to make AiRWA Exchange core to our business and to focus on our goal of enhancing global access to tokenized financial products.

Fundraising and Corporate Developments

Private Placement

On August 19, 2025, we completed a private placement, issuing 20,000,000 units (each unit comprising one share of common stock and two five-year warrants with an exercise price of $0.89 and cashless exercise if no effective registration is in place), which raised gross proceeds of $4,600,000, without taking into account any exercise of the warrants.

ATM Facility

Under a prospectus supplement dated August 22, 2025 that amends the prospectus supplement dated June 11, 2025 and its accompanying prospectus dated June 11, 2025, filed with the Securities and Exchange Commission as part of our registration statement on Form S-3 (File No. 333-284188) relating to the offer and sale of our common stock through A.G.P./Alliance Global Partners (“A.G.P.”) in “at the market offerings” (the “ATM facility”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the sales agreement with A.G.P. dated as of January 8, 2025, the amount we could raise under our ATM facility was specified to be $200 million. As of December 15, 2025, we had sold 21,775,662 shares (adjusted for the Reverse Stock Split) and raised $177,099,426 following payment to the Placement Agent of 3% of the gross proceeds and certain other expenses.

Acquisition

On October 22, 2025, we entered into a share purchase agreement with Mr. Zhou, the Chairman of the Company, to acquire from him the 30% of the share capital of our YYEM operating subsidiary that we did not already own for $36,000,000, payable in cash.

Reverse Split

Also on October 22, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Common Stock at a ratio of 1-for-50 (the “Reverse Stock Split”), which became effective on October 27, 2025.

Components of Results of Operations

Revenue

Our revenue is generated from license fees paid by customers for the use of our technology.

Expenses

Cost of revenue consists primarily of amortization charges against intangible assets (specifically, technology rights), which are directly attributable to revenue.

General and administrative expense primarily consists of salaries and benefits for employees involved in general corporate functions; professional fees for external legal, accounting, and other consulting services; travel expenses; and other general office and administrative expenses.

Gross Profit

Gross profit is calculated as revenue less cost of revenue.

Results of Operations

Six months ended, and three months ended, October 31, 2025 compared to the six months ended, and three months ended, October 31, 2024

The following are the results of our operations for the six-month period ended, and the three-month period ended, October 31, 2025, as compared to the corresponding periods a year earlier:

	Six Months Ended October 31,		Change		Three Months Ended October 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue	$6,000,000	$6,545,454	(545,454)	-8%	$3,000,000	3,272,727	$(272,727)	-8%
Cost of Revenue	1,488,462	1,488,462	-	0%	744,231	744,231	-	0%
Gross Profit	4,511,538	5,056,992	(545,454)	-11%	2,255,769	2,528,496	(272,727)	-11%
Operating Expenses:
Selling and Marketing Expenses	450,000	-	450,000	100%	450,000	-	450,000	100%
General and Administrative Expenses	2,515,471	288,002	2,227,469	773%	1,751,085	199,482	1,551,603	778%
Total Operating Expenses	2,965,471	288,002	2,677,469	930%	2,201,085	199,482	2,001,603	1,003%

Operating Income	1,546,067	4,768,990	(3,222,923)	-68%	54,684	2,329,014	(2,274,331)	-98%

Revenue

Our revenue decreased by $0.5 million, or 8%, from $6.5 million for the six-month period ended October 31, 2024 to $6.0 million for the six-month period ended October 31, 2025, Our revenue decreased by $0.3 million or 8.0% from $3.2 million for the three- month period ended October 31, 2024 to $3.0 million for the three-month period ended October 31, 2025 which was attributable to a minor timing difference resulting from the dates on which the various license agreements were signed

Cost of Revenue

Our cost of revenue did not change because it consists of the amortization of our IP intangible assets, which remained constant.

Selling and Marketing Expenses

Our selling and marketing expenses were $0.5 million in the six-month and three-month periods ended October 31, 2025 as we began amortizing agent fees in relation to the Company’s previously announced TikTok advertising business.

General and Administrative Expenses

General and administrative expenses, which mainly consist of salaries, professional fees, and other general office and administrative expenses, increased by $2.2 million, from $0.3 million to $2.5 million, for the six-month period ended October 31, 2025 compared with the same period a year earlier. These expenses increased by $1.55 million, from $0.2 million to $1.75 million, for the three-month period ended October 31, 2025 compared with the same period a year earlier. These increases were primarily driven by higher costs relating to YYEM becoming an operating subsidiary of a Nasdaq-listed company, which occurred in November 2024, between the two comparison periods. These costs included audit fees, investor relations consulting fees, legal fees, insurance premiums, and directors’ and officers’ compensation.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from financing activities. We had working capital, or net current assets, of $156.0 million as of October 31, 2025, compared to $15.9 million as of April 30, 2025, an increase of approximately $140.5 million, or 884%. In comparison with April 30, 2025, our accounts receivable as of October 31, 2025, decreased by $3.0 million as a result of collections from a major customer during the quarter. The reduction was driven by the receipt of payments on outstanding invoices and reflects normal fluctuations in working capital related to the timing of billings and collections. As of October 31, 2025, we had retained earnings of $27 million.

Our cash and cash equivalents increased by about $105.45 million, from $0.05 million as of April 30, 2025 to $105.5 million as of October 31, 2025, because of the settlement of accounts receivable and as a result of the funds we raised under our ATM facility, as described above.

The following is a summary of our cash flows from operating, investing, and financing activities for the six-month periods ended October 31, 2025 and 2024:

	Six Months Ended October 31,		Change
	2025	2024	Amount	%
Cash Flow (Used in)/Provided by Operating Activity	$(31,889,746)	$178,148	$(32,067,894)	18,001%
Cash Flow Used in Investing Activity	(36,000,000)	-	(36,000,000)	N/A
Cash Flow Provided by Financing Activities	$173,343,151	$416,068	$172,927,083	41,562%

Net cash used in operating activities was $31.9 million for the six-month period ended October 31, 2025, compared with $0.2 million of net cash provided by operating activities for the same period in the prior year, a decline of $32.1 million in operating cash flow. This change was driven primarily by deposits, prepayments and other receivables, namely a $377 million decline in net current assets as a result of higher deposits and prepayments made in connection with new business activities and advance payments for services and rental obligations. These amounts required cash outflows during the period, which were recorded as reductions of assets rather than as current expenses. As a result, these deposits and prepayments reduced operating cash flow, with the related expenses being recognized in future periods.

Net cash provided by operating activities was approximately $0.18 million for the six months ended October 31, 2024. Net income of approximately $3.9 million was largely offset by the combined effects of a $4.2 million increase in accounts receivable resulting from delayed payments from customers, which negatively affected operating cash flow, and a $1.8 million decrease in other receivables due to collections received during the period, which partially mitigated the increase in accounts receivable.

Our cash flow used in investing activity for the six-month period ended October 31, 2025 consisted of the $36.0 million purchase of all of the shares of our operating subsidiary that we did not already own, as more fully described above. The Company did not engage in any investing activities during the six-month period ended October 31, 2024.

Cash flow provided by financing activities rose by approximately $173.3 million for the six-month period ended October 31, 2025, as a result of private placement proceeds and the receipt of funds raised under our ATM facility. Net cash provided by financing activities during the six-month period ended October 31, 2024 reflected changes in related-party balances, including an increase in amounts due to related parties and a decrease in amounts due from related parties, representing financing support and collections received during the period.

Based on our current operating plans, we believe that our existing cash at the time of this filing will be sufficient to meet our anticipated operating needs for at least the next 12 months and that we will have sufficient financial resources available through capital markets fundraising if we should decide to incur additional capital expenditure or make other investments. Our future capital requirements will depend upon many factors, including competing technological and market developments, the development of our plans in respect of our AiRWA Exchange, and decisions regarding acquisitions.

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

The Company considers various factors, including historical collection experience, the age of the accounts receivable balances, the credit quality and specific risk characteristics of its customers, and current economic conditions, to develop an estimate of credit losses. Additionally, the Company makes specific allowance for credit losses based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of October 31, 2025 and April 30, 2025, the Company had made no reserves.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the six months ended October 31, 2025 and 2024 was nil.

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

Revenue Recognition

Revenue represents the amount of consideration the Company is entitled to upon the transfer of promised goods or services in the ordinary course of the Company’s activities and is recorded net of VAT. The Company follows five steps for the revenue recognition: (i) identify the contracts with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. The standard simplifies the accounting for internal-use software costs and is effective for fiscal years beginning after December 15, 2026. The Company does not expect adoption of this standard to have a material impact on its financial statements.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended October 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation, filed on September 30, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2025)

3.2	Certificate of Amendment to the Certificate of Incorporation, filed on October 22, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2025)

10.1	Director Service and Indemnity Agreement, September 17, 2025, by and between Connexa Sports Technologies Inc. and Hai Bin Cui (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 17, 2025)

10.2	Share Purchase Agreement, dated October 22, 2025, by and between AiRWA, Inc. and Hongyu Zhou (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 27, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AiRWA, INC.

Dated: December 23, 2025	By:	/s/ Thomas Tarala
Thomas Tarala
Chief Executive Officer
(Principal Executive Officer)

Dated: December 23, 2025	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

