Form 10-Q
period 2026-01-31
AIRWA INC.
filed 2026-03-17
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of January 31, 2026, was 42,095,538.

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

As used in this report, the terms “Company,” “we,” “us,” and “our” refer to AiRWA, Inc., unless otherwise indicated.

i

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

AiRWA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	As of	As of
	January 31, 2026	April 30, 2025
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,711,613	$54,744
Investment	1,304,192	1,382,857
Accounts receivable	16,252,613	15,388,701
Amount due from related party	2,906,193	2,827,528
Deposits	4,104,162	-
Prepayments	259,018	-
Other receivables	1,460,150	2,742,329

Total Current Assets	61,997,941	22,396,159

Non-Current Asset:
Property, plant and equipment, net	2,070,964	-
Development costs	4,357,250	-
Intangible assets, net	8,276,943	-
Goodwill and intangible assets	123,179,742	10,509,635

Total Non-Current Asset	137,884,899	10,509,635

TOTAL ASSETS	199,882,840	32,905,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Account payable	$4,002,443	$-
Accrued expenses	2,995,178	2,428,131
Other payable	11,046	-
Amount due to related party	784,091	775,406
Income taxes payable	4,542,733	3,283,634

Total Current Liabilities	12,335,491	6,487,171

Total Liabilities	12,335,491	6,487,171

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001, 1,000,000,000 shares authorized as of both January 31, 2026 and April 30, 2025; and 42,142,432 and 291,261* shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	972,180	14,563
Additional paid-in capital	215,883,762	19,138,786
(Accumulated deficit)/Retained earnings	(29,308,593)	6,123,114

Total AiRWA, Inc. shareholders’ equity	187,547,349	25,276,463
Non-controlling interest	-	1,142,160

Total Shareholders’ Equity	187,547,349	26,418,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$199,882,840	$32,905,794

*	Adjusted to reflect the reverse stock split described in Note 17.

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED JANUARY 31, 2026 AND 2025

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Three-Month Period Ended		For the Nine-Month Period Ended
	January 31,	January 31,	January 31,	January 31,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$6,973,064	$3,272,727	12,973,064	9,818,181

COST OF REVENUE	6,581,756	744,231	8,070,218	2,232,693

GROSS PROFIT	391,308	2,528,496	4,902,846	7,585,488

OPERATING EXPENSES
Selling and marketing expenses	-	-	450,000	-
General and administrative expenses	1,957,379	1,998,205	4,472,850	2,286,207

Total Operating Expenses	1,957,379	1,998,205	4,922,850	2,286,207

OPERATING (LOSS)/INCOME	(1,566,071)	530,291	(20,004)	5,299,281
NON-OPERATING INCOME
Interest Income	33,001	-	52,508	-

Total Non-Operating Income	33,001	-	52,508	-

NON-OPERATING EXPENSE
Loss on financial assets at fair value through profit or loss	236,192	-	(78,664)	-
Share guarantee income/(loss)	(236,192)	-	78,664	-
Change in fair value of derivative liability	-	(4)	-	(4)

Total Non-Operating Expense	-	(4)	-	(4)

NET (LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	(1,533,070)	530,287	32,504	5,299,277

Income tax expense	(82,446)	(373,879)	(608,863)	(1,250,762)

NET (LOSS)/INCOME	$(1,615,516)	$156,408	(576,359)	4,048,515
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(567,617)	-	(567,617)
NET INCOME/(LOSS) TO CONTROLLING INTEREST	(1,615,516)	$(411,209)	(576,359)	3,480,898
Net (loss)/income per share - basic	$(0.05)	$(1.41)	$(0.02)	11.95

Net (loss)/income per share - diluted	$(0.05)	$(1.41)	$(0.02)	11.95

Weighted average common shares outstanding - basic	32,723,170	291,260	32,723,170	291,260

Weighted average common shares outstanding - diluted	32,723,170	291,260	32,723,170	291,260

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2026 AND 2025 AND

FOR THE THREE-MONTH PERIODS ENDED JANUARY 31, 2026 AND 2025

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	Shares	Amount	Additional Paid-in Capital	(Accumulated deficit) / Retained earning	AiRWA Inc. Shareholders’ Equity	Non-Controlling Interest	Total Shareholders’ Equity

Balance as of May 1, 2024	10,000	$1,282	19,095,000	3,433,350	22,529,632	-	22,529,632
Reverse merger adjustment	14,553,026	13,281	(18,714)	5,433	-	-	-
Stock-based compensation	-	-	62,500	-	62,500	-	62,500
Net income for the period	-	-	-	3,480,898	3,480,898	567,617	4,048,515
Balance as of January 31, 2025	14,563,026	$14,563	$19,138,786	$6,919,681	$26,073,030	$567,617	$26,640,647

Balance as of November 1, 2024	10,000	$1,282	19,095,000	7,325,457	26,421,739	-	26,421,739
Reverse merger adjustment	14,553,026	13,281	(18,714)	5,433	-	-	-
Stock-based compensation	-	-	62,500	-	62,500	-	62,500
Net income/(loss)for the period	-	-	-	(411,209)	(411,209)	567,617	156,408
Balance as of January 31, 2025	14,563,026	$14,563	$19,138,786	$6,919,681	$26,073,030	$567,617	$26,640,647

Balance as of May 1, 2025	14,563,019	$14,563	$19,138,786	$6,123,114	$25,276,463	$1,142,160	$26,418,623
Stock issued for:
Private Placement	20,000,000	20,000	4,580,000	-	4,600,000	-	4,600,000
At-the-market transaction	918,019,821	918,020	171,636,495	-	172,554,515	-	172,554,515
Direct offer	15,382,378	15,382	14,758,146	-	14,773,528	-	14,773,528
Allotment of share	4,215,000	4,215	5,770,335	-	5,774,550	-	5,774,550
Fractional adjustment in reverse split	(930,084,680)	-	-	-	-	-	-
Increase of shareholdings of a subsidiary	-	-	-	(34,855,348)	(34,855,348)	(1,142,160)	(35,997,508)
Net loss for the period	-	-	-	(576,359)	(576,359)	-	(576,359)
Balance as of - January 31, 2026	42,095,538	$972,180	$215,883,762	$(29,308,593)	$187,547,349	$-	$187,547,349

Balance as of November 1, 2025	18,981,535	$949,066	$191,380,857	$(26,944,058)	$165,385,865	$-	$165,385,865
Stock issued for:
At-the-market transaction	3,516,625	3,517	3,974,424	-	3,977,941	-	3,977,941
Direct offer	15,382,378	15,382	14,758,146	-	14,773,528	-	14,773,528
Allotment of share	4,215,000	4,215	5,770,335	-	5,774,550	-	5,774,550
Increase of shareholdings of a subsidiary	-	-	-	(749,019)	(749,019)	-	(749,019)
Net loss for the period	-	-	-	(1,615,516)	(1,615,516)	-	(1,615,516)
Balance as of - January 31, 2026	42,095,538	$972,180	$215,883,762	$(29,308,593)	$187,547,349	$-	$187,547,349

The accompanying notes are an integral part of these consolidated financial statements.

AIRWA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2026 AND 2025

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Nine-Month Period Ended
	January 31,	January 31,
	2026	2025
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)/income	$(576,359)	$4,048,515
Adjustments to reconcile net income to net cash used in operating activities
Amortization expense	2,232,693	2,232,693
Loss on financial assets at fair value through profit or loss	78,664	-
Change in fair value of derivative liability	-	4
Stock-based compensation	-	62,500

Changes in assets and liabilities, net of acquired amounts
Accounts receivable	143,888	(9,773,822)
Other receivables	1,288,496	-
Prepayments and deposits	(4,359,341)	-
Accounts payable	4,002,443	-
Accrued expenses	391,145	2,223,707
Income taxes payable	608,863	1,250,762
Other payable	10,960
Net cash (used in)/provided by operating activities	3,821,452	44,359

CASH FLOW FROM INVESTING ACTIVITY
Payment to investment in subsidiary	(165,797,198)	-
Net cash used in investing activity	(165,797,198)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private placement	4,600,000	-
Proceeds from AMT offering	172,554,515	-
Proceeds from direct offer	14,773,528	-
Proceeds from issue of share	5,774,550	-
Amount due from related party	(78,664)	-
Amount due to related party	8,685	-
Net cash provided by financing activities	197,632,614	-

Effect of exchange rate fluctuations on cash and cash equivalents	-	-

NET INCREASE IN CASH	35,656,868	44,359

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	54,744	39,351

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,711,612	$83,710

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Increase of shareholdings of a subsidiary	(749,019)	-

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Entity	Date of incorporation	Place of incorporation	Percentage of direct or indirect ownership	Principal activities
Subsidiaries:
Yuanyu Enterprise Management Co., Limited	November 11, 2021	Hong Kong	100% owned by the Company	Technology licensing
Aberfeldy Holdings Limited	August 6, 2024	Republic of Seychelles	100% owned by the Company	Holding company
26 Rafael Sdn. Bhd.	April 22, 2022	Malaysia	100% owned by the Company	Data-to-AI, End-to-End Solutions

Lazex Inc. (“Lazex”) was incorporated under the laws of the State of Nevada on October 12, 2015. From 2019 through 2021, Lazex acquired various entities related to the manufacture and distribution of the Slinger Bag Launcher, a portable tennis ball, padel ball, and pickleball launcher. In 2019, Lazex changed its name to Slinger Bag Inc.; in 2022 Slinger Bag Inc. changed its name to Connexa Sports Technologies Inc.; and on September 30, 2025, Connexa Sports Technologies Inc. changed its name to AiRWA, Inc.

On November 21, 2024, the Company acquired 70% of Yuanyu Enterprise Management Co., Limited (“YYEM”) from Mr. Hongyu Zhou, the sole shareholder of YYEM for a combined $56 million (the “Acquisition”), paid partly in cash and partly in shares. By this transaction, the shareholders of YYEM became the controlling shareholders of the Company and appointed new directors to the Board. Slinger Bag Americas Inc., the Company’s wholly owned subsidiary prior to the closing, was sold, taking with it responsibility for all past and future liabilities related to the Slinger Bag business.

This transaction was accounted for as a “reverse acquisition”, so for accounting purposes, YYEM was deemed to be the accounting acquirer in the transaction, and the Company, the legal acquirer, was deemed to be the accounting acquiree.

The consolidated financial statements represent a continuation of the consolidated financial statements of YYEM.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont.)

Following the closing of the Acquisition and the disposal of the Slinger Bag business, YYEM was the sole operating subsidiary of the Company. On October 22, 2025, the Company entered into a share purchase agreement with Mr. Zhou, now the Chairman of the Company, to acquire from him the 30% of the share capital of YYEM that it did not already own for $36,000,000, payable in cash, resulting in YYEM becoming a wholly owned subsidiary of the Company.

Established in November 2021, YYEM is based in Hong Kong and operates primarily in the emerging love and marriage market sector. YYEM’s mission is to empower global connections through innovative matchmaking technology. YYEM owns advanced patents and other proprietary technology which it licenses out, and it is using this intellectual property to develop an AI-powered matchmaking platform to license to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. The Company believes YYEM’s pioneering technology has the power to transform the matchmaking industry, leading to greater success for YYEM’s licensees and their clients, and ultimately leading to more people finding successful life partnerships.

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

On January 30, 2026, the Company entered into a share purchase agreement with various sellers to acquire all the share capital of Aberfeldy Holdings Limited, a Seychelles holding company owning 100% of 26 Rafael Sdn. Bhd., a Malaysian operating company (the “Target Subsidiary”), for $140,000,000, payable in cash.

The Target Subsidiary is an AI-specialist company providing end-to-end full-cycle services designed to empower enterprises to transition seamlessly from raw data to intelligent applications. Its business is structured around five interconnected AI-related modules, together forming a closed-loop system in which data generation, model refinement, and operational feedback continuously reinforce one another. Its services are tailored to specialist industries such as healthcare, industrial manufacturing and autonomous driving.

To date, the Company’s revenue model has largely been a function of YYEM’s licensing fees with its partners, which the Company may bolster through the development or acquisition of additional patents. Through YYEM, the Company generated royalties of $7.25 million for the nine-month period ended January 31, 2026. Going forward, the joint venture’s RWA exchange and the Target Subsidiary’s AI-specialist operations may contribute a larger proportion of the Company’s revenue.

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

Since July 1, 2022, the Company early adopted Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, resulting in more timely recognition of credit losses. Upon adoption, the Company changed its impairment model to utilize a forward-looking current expected credit loss (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets. The adoption of this guidance had no impact on the allowance for credit losses for accounts receivable as of January 31, 2026.

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

For the three-month and nine-month periods ended January 31, 2026 and 2025, the Company did not record any expected credit losses against accounts receivable.

Deposits, Prepayments and Other Receivables

Deposits, Prepayments and other receivables are mainly prepayments to vendors, prepaid expenses paid to service providers, advances to employees, and other deposits. Management regularly reviews the aging of such balances and changes in payment and realization trends and records allowances when management believes that the collection of amounts due is at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of January 31, 2026 and 2025, no allowance for credit losses provided against prepayments and other receivables was recorded.

Property and Equipment, Net

Property, plant and equipment are tangible assets which the Company holds for its own use and which are expected to be used for more than one year. An item of property, plant and equipment is recognized as an asset when it is probable that future economic benefits associated with the item will flow to the Company, and the cost of the item can be measured reliably. Property, plant and equipment are initially measured at cost. Cost includes all of the expenditures which are directly attributable to the acquisition or construction of the asset, including the capitalization of borrowing costs on qualifying assets and adjustments in respect of hedge accounting, where appropriate.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Expenditures incurred subsequently for major services, additions to or replacements of parts of property and equipment are capitalized if it is probable that future economic benefits associated with the expenditure will flow to the Company and the cost can be measured reliably. Day-to-day servicing costs are expensed as incurred. Subsequent to initial recognition, property and equipment are measured at cost less accumulated depreciation and any accumulated impairment losses.

Depreciation of an asset commences when the asset is available for use as intended by management. Depreciation is charged to write off the asset’s carrying amount over its estimated useful life to its estimated residual value, using a method that best reflects the pattern in which the asset’s economic benefits are consumed by the Group. Depreciation is not charged to an asset if its estimated residual value exceeds or is equal to its carrying amount. Depreciation of an asset ceases at the earlier of the date that the asset is classified as held for sale or derecognized.

The estimated useful lives of property and equipment have been assessed as follows:

Category:	Depreciation Method	Useful Life
Furniture and fixtures	Straight line	5 years
Machinery and equipment	Straight line	5 years
Computer hardware and software	Straight line	10 years

Acquisition

These consolidated financial statements include the operations of acquired businesses from the date of the acquisitions.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with U.S. GAAP. The cost of the business combination is measured as the aggregate of the fair values of assets given, liabilities incurred or assumed, and equity instruments issued. Costs directly attributable to the business combination are expensed as incurred, except the costs to issue debt which are amortized as part of the effective interest, and costs to issue equity which are included in shareholders’ equity.

Any contingent consideration is included in the cost of the business combination at fair value as at the date of acquisition. Subsequent changes to the assets, liability or equity which arise as a result of the contingent consideration are not affected against goodwill unless they are valid measurement period adjustments.

Otherwise, all subsequent changes to the fair value of contingent consideration that is deemed to be an asset or liability is recognized in consolidated statements of operations and comprehensive (loss)/income, in accordance with ASC 360. Contingent consideration that is classified as equity is not remeasured, and its subsequent settlement is accounted for within shareholders’ equity.

The acquiree’s identifiable assets, liabilities and contingent liabilities which meet the recognition conditions of ASC 350, Intangibles — Goodwill and Other (“ASC 350”), are recognized at their fair values at acquisition date, except for non-current assets (or disposal groups) that are classified as held for sale in accordance with ASC 360-1-45, Long-Lived Assets Classified as Held for Sale or Gains or Losses in Continuing Operations, which are recognized at fair value less costs to sell.

Contingent liabilities are only included in the identifiable liabilities of the acquiree where there is a present obligation at the acquisition date.

On acquisition, the acquiree’s assets and liabilities are reassessed in terms of classification and are reclassified where the classification is inappropriate for the Company’s reporting purposes. This excludes lease agreements and insurance contracts whose classification remains as per their inception date.

Non-controlling interests in the acquiree are measured on an acquisition-by-acquisition basis either at fair value or at the non-controlling interests’ proportionate share in the recognized amounts of the acquiree’s identifiable net assets. This treatment applies to non-controlling interests which are present ownership interests and entitle their holders to a proportionate share of the entity’s net assets in the event of liquidation. All other components of non-controlling interests are measured at their acquisition date fair values unless another measurement basis is required by U.S. GAAP.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In cases where the Company held a non-controlling shareholding in the acquiree prior to obtaining control, that interest is measured to fair value as of the acquisition date. The measurement to fair value is included in profit or loss for the year. Where the existing shareholding was classified as an available-for-sale financial asset, the cumulative fair value adjustments recognized previously to other comprehensive income and accumulated in shareholders’ equity are recognized in profit or loss as a reclassification adjustment.

Goodwill is determined as the consideration paid, plus the fair value of any shares held prior to obtaining control, plus non-controlling interest and less the fair value of the identifiable assets and liabilities of the acquiree. If, in the case of a bargain purchase, the result of this formula is negative, then the difference is recognized directly in profit or loss.

Goodwill is not amortized but is tested on an annual basis for impairment. If goodwill is assessed to be impaired, that impairment is not subsequently reversed

Intangible assets, net

An intangible asset is recognized when it is probable that the expected future economic benefits that are attributable to the asset will flow to the entity and the cost of the asset can be measured reliably. Intangible assets are initially recognized at cost, less any accumulated amortization and any impairment losses. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates.

The useful life of intangible assets has been assessed as follows:

Category	Useful Life
Property rights	5 years
Software	5 years
License	5 years
Customer relationships	5 years
IP	5 years

Internally developed software costs are recognized as an intangible asset when:

●	it is technologically feasible to complete the asset so that it will be available for use or sale;
●	there is an intention to complete and use or sell it;
●	there is an ability to use or sell it;
●	it will generate probable future economic benefits;
●	there are available technical, financial, and other resources to complete the development and to use or sell the asset; and
●	the expenditure attributable to the asset during its development can be measured reliably.

Amortization begins when development is complete and the asset is available for use. Development costs are amortized based on a useful life of five years.

Acquired intangible assets and development costs

In connection with an acquisition, the Company recognizes identifiable intangible assets acquired at their estimated fair values as of the acquisition date. Where the acquired business historically has capitalized certain internally developed software costs as “development costs,” the Company, in accordance with purchase accounting, records acquired software-related intangible assets (commonly referred to as developed technology) at fair value as of the acquisition date. The preliminary amount presented above reflects information available at the acquisition date and will be updated when the valuation is finalized.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are reviewed periodically. In connection with the Aberfeldy acquisition, the Company recognized identifiable intangible assets, such as customer relationships and intellectual property (including developed technology related to the acquired software platform), at their estimated acquisition-date fair values. These finite-lived intangible assets will be amortized over their estimated useful lives on a straight-line basis. Because the acquisition occurred on January 30, 2026, amortization expense related to acquired intangible assets was immaterial for the period presented and will commence in the subsequent quarter.

Acquisition-related costs

Acquisition-related costs, such as legal, accounting, valuation, and other professional fees, are expensed as incurred and are not included in consideration transferred.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three-month and nine-month periods ended January 31, 2026 and 2025 was nil.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Related parties and related-party transactions

Related parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related-party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to or from related parties due to their related-party nature.

Accounts payable

Accounts payable consist of amounts owed to suppliers, vendors, and service providers for goods and services received in the ordinary course of business. Such amounts are recorded at invoice value, or at management’s estimate of amounts due when invoices have not yet been received, and are classified as current liabilities. Due to the short-term nature of these obligations, the carrying value of accounts payable approximates their fair value.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, deposits, amounts due from or to related parties, other receivables accounts payable, accrued expenses, and other payables. The carrying amounts of these financial instruments approximates their fair value due to their short-term maturity.

As discussed in Note 8, the Company holds a Level 1 investment in a Hong Kong company that has a quoted market price. The contributor of this investment has provided a downside guarantee to ensure a minimum value, so the asset is carried at a consistent value during periods in which the per-share price of the investment is below the originally contributed amount.

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

Advertising revenue

The Company also provides digital marketing solution services related to performance advertising across diversified advertising channels (e.g., Google, Meta, etc.). Services typically include: (i) marketing strategy and planning; (ii) platform account setup and media placement; (iii) production of advertising creative (including video and other content); and (iv) ongoing campaign monitoring, analytics, optimization, and reporting.

Revenue from the Company’s performance advertising services is recognized over time because customers simultaneously receive and consume the benefits of the Company’s performance as the Company performs the services.

AI Revenue:

The Company derives revenue from customized AI agent project services, tool licensing subscriptions, and data value-added operations. The Company recognizes such revenue in accordance with ASC 606 in an amount that reflects the consideration the Company expects to receive when control of the promised goods or services is transferred to customers. Revenue from customized AI agent project services and data value-added operations is generally recognized over time as services are performed, using either the right-to-invoice practical expedient for contracts billed based on services provided or an input method based on labor hours or costs incurred for fixed-fee arrangements. Revenue from tool licensing subscriptions is recognized ratably over the subscription term as customers receive continuous access to the Company’s tools, updates, and support services. Amounts billed in advance are recorded as contract liabilities.

Cost of revenue

The Company’s cost of revenue consists primarily of amortization charges of intangible assets, in particular, technology rights, which are directly attributable to the revenue.

For advertising revenue, cost of revenues consists primarily of (i) media placement and platform consumption costs incurred to obtain advertising inventory and related platform services from third-party digital advertising platforms, and (ii) fees paid to third-party cooperating platforms and service providers used to deliver, operate, measure, and optimize customer advertising campaigns (for example, ad networks, demand-side platforms, data or measurement providers, tracking and verification services, and other campaign execution tools).

The Company generally invoices customers for media and service fees in connection with performance advertising arrangements..

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

Commitments and contingencies

The Company accrues costs associated with legal actions when such costs become probable and the amounts can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. For the nine months ended January 31, 2026 and 2025, the Company did not have any material legal claims or litigation that, individually or in the aggregate, could have a material adverse impact on the Company’s financial position, results of operations, or cash flows.

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

Segment reporting

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s revenue segments have similar economic characteristics, and they are managed as a single business unit. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company has determined that there is only one reportable operating segment.

Products and Services

Revenue from external customers by major product and service category for the nine months ended January 31, 2026 was as follows:

Product and service category	Revenue (USD)%
Royalty income	7,250,000	55.9%
Advertising income	5,723,064	44.1%
Total revenue	12,973,064	100.0%

Geographic Areas

Revenue from external customers by geographic area for the nine months ended January 31, 2026 was as follows:

Geographic area	Revenue (USD)%
Hong Kong	3,750,000	29%
United Kingdom	1,500,000	12%
United States	2,000,000	15%
Singapore	5,723,064	44%
Total	12,973,064	100%

Major Customers

Major Customers	Revenue (USD)%
A	3,750,000	29%
B	1,500,000	12%
C	2,000,000	15%
D	2,468,191	19%
E	3,254,873	25%
Total	12,973,064	100%

Recent accounting pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, “Reporting Comprehensive Income — Expense Disaggregation Disclosures,” which focuses on improving the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other (Topic 350): Internal-Use Software. The standard simplifies the accounting for internal-use software costs and is effective for fiscal years beginning after December 15, 2026. The Company does not expect adoption of this standard to have a material impact on its financial statements.

In December 2025, FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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

Note 3: CONCENTRATIONS OF RISK

Concentration of customer risk

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable:

	As of January 31, 2026	As of April 30, 2025
Customer A	49%	44%
Customer D	19%	26%
Customer E	15%	30%

Concentration of credit risk

The Company is exposed to credit risk primarily through its cash and cash equivalents, accounts receivable, and revenue concentration. As of January 31, 2026 and April 30, 2025, the Company held cash and cash equivalents of $35,711,613 and $54,744, respectively, substantially all of which were maintained with major financial institutions that management believes to have high credit quality.

Accounts receivable totaled $16,252,613 and $15,388,701 as of January 31, 2026 and April 30, 2025, respectively, and are derived from customer transactions. The Company’s accounts receivable and revenue are concentrated among three major customers, which together accounted for approximately 83% and 100% of total accounts receivable and 100% and 100% total revenue for the nine-month periods ended January 31, 2026 and 2025 respectively.

The Company monitors the creditworthiness of these customers on an ongoing basis and establishes allowances for expected credit losses when necessary.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4: ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of	As of
	January 31, 2026	April 30, 2025

Accounts receivable	$16,252,613	$15,388,701

As of January 31, 2026 and April 30, 2025, all accounts receivable were due from third-party customers. The provisions for credit losses were nil as of January 31, 2026 and April 30, 2025.

Note 5: DEPOSITS

As of January 31, 2026, the Company had deposits totaling $4,104,162 consisting primarily of refundable advance payments made to marketing and advertising service providers, as well as a refundable advance payment made to a technology development vendor in Malaysia. These deposits related to ongoing operations and business expansion activities and would be applied against future services or refunded in accordance with the terms of the related agreements. As of March 16, 2026, $4,000,000 of such deposits had been refunded to the Company, and the remaining $104,162 is expected to be refunded in April 2026.

Note 6: PREPAYMENTS

As of January 31, 2026, the Company had prepayments totaling $259,018 including advance payments for services and rental prepayments under existing lease agreements. These amounts will be recognized as expenses over the applicable periods.

	As of	As of
	January 31, 2026	April 30, 2025

Prepaid rental	259,018	-
Total Prepayments	259,018	-

Note 7: OTHER RECEIVABLES

As of January 31, 2026, the Company had $1,460,150 of other receivables, primarily consisting of amounts due from another company for payments made on such company’s behalf. Such receivables are non-interest-bearing and are not loan receivables. The Company expects to collect the outstanding balance in April 2026.

	As of January 31, 2026,	As of April 30, 2025

Amount due from third party	$1,460,150	$2,662,718
Loan interest receivable	-	79,611
Total	$1,460,150	$2,742,329

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8: INVESTMENT

This represents a quoted investment in Brightstar Technology Group Co., Ltd. as of January 31, 2026, a company listed on the Hong Kong Stock Exchange. The contributor of this investment has provided a downside guarantee to ensure a minimum value. The investment’s fair value is assessed annually, with gains or losses recognized in the financial statements.

Losses are recorded under “Financial assets at fair value through profit or loss”. Where the fair value falls below the guaranteed amount, the shortfall is compensated by the director under the guarantee arrangement, and the compensation is recognized as “Shares guarantee income”.

Note 9: DEVELOPMENT COSTS

Development costs represent capitalized costs related to the development of the Company’s AI-enabled software solutions, including AI & International Trade, AI & Finance, AI & Customer Service, AI & Digital Employee, AI & Smart Education, and AI & Intelligent Medicine.

	As of
	January 31, 2026	April 30, 2025
AI & International Trade	$1,919,483	$-
AI & Finance	4,365,964	-
AI & Customer Service	324,730	-
AI & Digital Employee	423,800	-
AI & Smart Education	4,694,822	-
AI & Intelligent Medicine	2,030,937	-
Less: Accumulated Amortization	9,402,486	-
Development costs, net	$4,357,250	$-

There was no amortization expense for the nine months ended January 31, 2026 and 2025, as the Aberfeldy acquisition took place just one day before the end of the quarter.

Amortization expense for the three-month period ended January 31, 2026 and 2025 was also nil.

The Company evaluates capitalized development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment indicators exist, the Company measures and recognizes an impairment loss to the extent the carrying amount exceeds the asset’s fair value.

Note 10: INTANGIBLE ASSETS, NET

Technology rights are stated at cost less accumulated amortization and impairment losses. Amortization is calculated on a straight-line basis over such technology rights’ estimated useful lives of five years.

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

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10: INTANGIBLE ASSETS, NET (cont.)

Schedule of Amortization of Intangible Asset – Technology Right
Date	Note	Amount
1/31/2026	Cost	$14,884,615
1/31/2026	Accumulated amortization	(6,607,672)
Net value of Intangible Asset – Technology Right as of January 31, 2026		$8,276,943

Schedule of Amortization of Intangible Asset – Technology Right
Date	Note	Amount
4/30/2025	Cost	$14,884,615
4/30/2025	Accumulated amortization	(4,374,980)
Net value of Intangible Asset – Technology Right as of April 30, 2025		$10,509,635

Amortization expense for the nine-month periods ended January 31, 2026 and 2025 was approximately $2,232,693 and $2,232,693 respectively.

Amortization expense for the three-month periods ended January 31, 2026 and 2025 was approximately $744,230 for both. These amounts are included in cost of revenue in the consolidated statements of operations and comprehensive (loss)/income.

Note 11: PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following:

	As of
	January 31, 2026	April 30, 2025
Office Equipment	$2,725,735	$-
Less: accumulated depreciation	654,771	-
Property and Equipment, net	$2,070,964	$-

No depreciation expense was recorded for the nine-month periods ended January 31, 2026 and 2025, as the Aberfeldy acquisition took place just one day before the end of the quarter.

Depreciation expense was also nil for the three-month periods ended January 31, 2026 and 2025.

Note 12: BUSINESS COMBINATIONS — ADDITIONAL DETAILS REGARDING ACQUIRED INTANGIBLE ASSETS

Goodwill is allocated to the Company’s cash-generating units. The recoverable amounts of these cash- generating units have been determined based on value-in-use calculations. Other assumptions included in value-in-use calculations are closely linked to entity-specific key performance indicators

In connection with the acquisition of Aberfeldy Holdings Limited and its subsidiary, the Company recognized goodwill of $21,514,838, representing the excess of the consideration transferred over the estimated fair value of net identifiable assets acquired and liabilities assumed. This goodwill is primarily attributable to expected synergies from combining operations, anticipated future growth opportunities, and the assembled workforce and other benefits that do not qualify for separate recognition as identifiable intangible assets.

In connection with the acquisition, the Company recognized identifiable intangible assets at their estimated acquisition-date fair values, including:

●	Customer relationships: $54,303,275
●	Intellectual property (IP): $47,361,629 (primarily acquired developed technology/software and other acquired IP rights)

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12: BUSINESS COMBINATIONS — ADDITIONAL DETAILS REGARDING ACQUIRED INTANGIBLE ASSETS (cont.)

These intangible assets are finite-lived and are amortized on a straight-line basis over their estimated useful lives, which are reviewed periodically.

Because the acquisition occurred on January 30, 2026, amortization expense related to acquired intangible assets was immaterial for the period presented and will commence in the subsequent quarter.

	As of
	January 31, 2026	April 30, 2025
Goodwill	$21,514,838	$-
Customer relationships	54,303,275	-
Intellectual property	47,361,629	-
Total goodwill and other intangible assets	$123,179,742	$-

Note 13: REVENUE — SEGMENT REPORTING BY GEOGRAPHIC REGION

The following shows the Company’s revenue segmented by geographic region for the nine-month periods and three-month periods ended January 31, 2026 and 2025.

Location	For the nine months ended January 31, 2026	For the nine months ended January 31, 2025	For the three months ended January 31, 2026	For the three months ended January 31, 2025

Hong Kong	$3,750,000	$4,090,909	1,250,000	1,363,636
Singapore	5,723,064	-	5,723,064	-
United Kingdom	1,500,000	2,454,545	-	1,090,909
United States of America	2,000,000	3,272,727	-	818,182
Total	$12,973,064	$9,818,181	6,973,064	3,272,727

SCHEDULE OF REVENUE BY STREAM

Revenue Stream	For the nine months ended January 31, 2026	For the nine months ended January 31, 2025	For the three months ended January 31, 2026	For the three months ended January 31, 2025

Royalty Income	$7,250,000	$9,818,181	1,250,000	3,272,727
Advertising	5,723,064	-	5,723,064	-
Total	$12,973,064	$9,818,181	6,973,064	3,272,727

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14: AMOUNT DUE FROM RELATED PARTY

Nature of relationships with related party

Name	Relationship with the Company
Hongyu Zhou	Shareholder and director of the Company

Transaction with related party

	Name	As of January 31, 2026	As of April 30, 2025

Amount due from related party	Hongyu Zhou	2,906,193	2,827,528

Amount due to related party	Hongyu Zhou	784,091	775,406

The balances of $2,906,193 and $2,827,528 as of January 31, 2026 and April 30, 2025, respectively, represent amounts receivable from a director under the downside guarantee arrangement relating to the Company’s investment in Brightstar Technology Group Co., Ltd.

Under the guarantee arrangement, the director is obligated to compensate the Company for any decline in the investment’s fair value below the guaranteed amount. Such compensation is recognized as Shares guarantee income in the statement of profit or loss. Management expects this receivable to be fully settled in the normal course of business.

The balances of $784,091 and $775,406 as of January 31, 2026 and April 30, 2025, respectively, represent amounts payable to a director for expenses paid on behalf of the Company.

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15: ACCOUNTS PAYABLE

The Company’s accounts payable balances were as follows:

	As of	As of
	January 31, 2026	April 30, 2025

Accounts payable	$4,002,443	$-

As of January 31, 2026 and April 30, 2025, all accounts payable were due to third-party suppliers.

Note 16: ACCRUED EXPENSES

The following is a summary of accrued expenses as of January 31, 2026 and April 30, 2025, respectively.

	As of January 31, 2026	As of April 30, 2025

Accrued salaries and benefits – management	1,033,402	477,500
Accrued signing bonus	300,000	300,000
Accrued success fee	1,000,000	1,000,000
Amount due from bank	-	2,488
Accrued directors’ fees	180,000	150,000
Accrued professional fees	481,776	498,143
Total	$2,995,178	$2,428,131

Note 17: SHAREHOLDERS’ EQUITY

The Company has 1,000,000,000 shares of common stock authorized, with a par value of $0.001 per share. As of January 31, 2026 and April 30, 2025, the Company had 42,142,432 and 291,261 shares of common stock issued and outstanding, respectively (on a split-adjusted basis).

AiRWA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17: SHAREHOLDERS’ EQUITY (cont.)

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

For the period from August 1, 2025 through October 31, 2025, apart from the private placement, the Company issued 39,268 shares to round up fractional shares as part of a reverse stock split of the Company’s common stock at a ratio of 1-for-50, which became effective on October 27, 2025. In this period, the Company also sold 18,290,063 shares in “at the market offerings,” generating net proceeds of $168,576,574. All share figures in these financial statements and notes are adjusted to reflect this reverse stock split.

For the period from November 1, 2025 through January 31, 2026, the Company sold 3,516,625 shares in at-the-market offerings, generating net proceeds of $3,977,941. In December 2025, the Company sold 15,382,378 shares in a direct offering, generating net proceeds of $14,773,528. And in January 2026, the Company allotted 4,215,000 shares to Mr. Zhou, generating net proceeds of $5,774,550.

Note 18: COMMITMENTS AND CONTINGENCIES

The Company was not subject to any legal proceedings during the nine months ended January 31, 2026, and there are currently no legal proceedings, to which it is a party, which could have a material adverse impact on its financial position, results of operations, or liquidity.

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

Business Overview

We operate principally through Yuanyu Enterprise Management Co., Limited (“YYEM”), a Hong Kong-based subsidiary established in November 2021 that is engaged in the emerging love and marriage market sector.

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

We have license agreements in place with various entities to use the IP in numerous countries across Asia, Europe, and Africa, generating royalties of $7.25 million in the nine months ended January 31, 2026.

In January and February 2025, as part of our efforts to diversify our revenue streams, we announced the development of a social networking vertical, in which we would provide content to TikTok and similar social media ventures. Our revenue relating to social networking will depend on performance-based conversion metrics. In the nine months ended January 31, 2026, our social media advertising business generated revenue of $5.7 million.

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

To support the development of our AiRWA Exchange, we intend to leverage our commercial relationships, launching our Exchange services to our JV partner’s millions of users in order to help scale the Exchange’s operations more quickly, and partnering with a leading provider of digital asset intelligence and security solutions, to add advanced monitoring, threat detection, and compliance capabilities for the long-term integrity of the AiRWA Exchange ecosystem.

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

ATM Facility

Under a prospectus supplement dated August 22, 2025 that amends the prospectus supplement dated June 11, 2025 and its accompanying prospectus dated June 11, 2025, filed with the Securities and Exchange Commission as part of our registration statement on Form S-3 (File No. 333-284188) relating to the offer and sale of our common stock through A.G.P./Alliance Global Partners (“A.G.P.”) in “at the market offerings” (the “ATM facility”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the sales agreement with A.G.P. dated as of January 8, 2025, the amount we could raise under our ATM facility was specified to be $200 million. As of January 31, 2026, we had sold 21,775,662 shares (adjusted for stock splits) and raised $177,099,426 after payment to the Placement Agent of 3% of the gross proceeds and certain other expenses.

Acquisition

On January 30, 2026, we entered into a share purchase agreement with various sellers to acquire all the share capital of Aberfeldy Holdings Limited, a Seychelles holding company owning 100% of 26 Rafael Sdn. Bhd., a Malaysian operating company (the “Target Subsidiary”), for $140,000,000, payable in cash.

The Target Subsidiary is an AI-specialist company providing end-to-end full-cycle services designed to empower enterprises to transition seamlessly from raw data to intelligent applications. Its business is structured around five interconnected AI-related modules, together forming a closed-loop system in which data generation, model refinement, and operational feedback continuously reinforce one another. Its services are tailored to specialist industries such as healthcare, industrial manufacturing, and autonomous driving.

Reverse Split

Also on October 22, 2025, as previously reported on Form 8-K and on our Form 10-Q for the quarter ended October 31, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Common Stock at a ratio of 1-for-50, which became effective on October 27, 2025.

Components of Results of Operations

Revenue

Our revenue is generated principally from license fees paid by customers for the use of our technology The Company also provides digital marketing solution services related to performance advertising across diversified advertising channels.

Cost of revenue

Cost of revenue consists primarily of amortization charges against intangible assets (specifically, technology rights), which are directly attributable to revenue.

For our advertising business, cost of revenue primarily consists of media and platform costs and third-party cooperating-platform and campaign delivery costs.

Expenses

General and administrative expense primarily consists of salaries and benefits for employees involved in general corporate functions; professional fees for external legal, accounting, and other consulting services; travel expenses; and other general office and administrative expenses.

Gross Profit

Gross profit is calculated as revenue less cost of revenue.

Results of Operations

Nine months ended, and three months ended, January 31, 2026 compared to the nine months ended, and three months ended, January 31, 2025

The following are the results of our operations for the nine-month period ended, and the three-month period ended, January 31, 2026, as compared to the corresponding periods a year earlier:

	Nine Months Ended January 31,		Change		Three Months Ended January 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenue	$12,973,064	$9,818,181	3,154,883	32%	6,973,064	3,272,727	$3,700,337	113%
Cost of Revenue	8,070,218	2,232,693	5,837,245	261%	6,581,756	744,231	5,837,525	784%
Gross Profit	4,902,846	7,585,488	(2,682,642)	(35)%	391,308	2,528,496	(2,137,188)	(85)%
Operating Expenses:
Selling and Marketing Expenses	450,000	-	(450,000)	N/A	-	-	-	-
General and Administrative Expenses	4,472,850	2,286,207	2,186,643	96%	1,957,379	1,998,205	(40,826)	(2)%
Total Operating Expenses	4,922,850	2,286,207	2,636,643	115%	1,957,379	1,998,205	(40,826)	(2)%

Operating (Loss)/Income	(20,004)	5,299,281	(5,319,285)	100%	(1,566,071)	530,291	(2,096,362)	(395)%

Revenue

Our revenue increased by $3.2 million, or 32%, $13.0 million for the nine-month period ended January 31, 2026, from $9.8 million for the corresponding period a year earlier. Our revenue increased by $3.7 million, or 113%, to $7.0 million for the three-month period ended January 31, 2026, from $3.2 million for the corresponding period a year earlier. In both these cases, the increases were attributable to the new source of revenue from our advertising business. Revenue from this new business line totaled $5.0 million or 44% of total revenue for the three-month period ended January 31, 2026. This revenue was primarily derived from the provision of performance advertising services across diversified advertising channels, such as Google and Meta, and included services such as marketing strategy and planning, media placement, creative production, and campaign monitoring, analytics, optimization, and reporting. The addition of this new revenue stream was a major driver of the Company’s increase in revenue over the nine-month and three-month periods and reduces comparability to prior periods.

Cost of Revenue

Our cost of revenue increased by $5.8 million, or 261%, to $8.1 million for the nine-month period ended January 31, 2026, from $2.2 million for the corresponding period a year earlier. Our cost of revenue also increased by $5.8 million, or 784%, to $6.6 million for three-month period ended January 31, 2026 from $0.7 million for the corresponding period a year earlier. These increases were driven by the Company’s new business line.

Selling and Marketing Expenses

Our selling and marketing expenses were $0.5 million and nil in the nine-month and three-month periods ended January 31, 2026 respectively as we began amortizing agent fees in relation to the Company’s social media advertising business.

General and Administrative Expenses

General and administrative expenses, which mainly consist of salaries, professional fees, and other general office and administrative expenses, increased by $2.1 million, or 96.0%, to $4.5 million, for the nine-month period ended January 31, 2026 compared with $2.3 million for the corresponding period a year earlier. This increase was primarily driven by higher professional and management costs relating to the build-out of our new social media advertising business and the acquisition of the AI data business. General and administrative expenses did not change significantly for the three-month period ended January 31, 2026 compared with the corresponding period a year earlier.

Liquidity and Capital Resources

Our principal sources of liquidity during the nine-month period ended January 31, 2026, were cash generated from financing activities and cash provided by operating activities. Our primary liquidity requirements were funding working capital, making investments in subsidiaries, paying vendors and service providers, and supporting our ongoing business expansion.

As of January 31, 2026, we had working capital, defined as current assets less current liabilities, of $49.7 million, compared to $15.9 million as of April 30, 2025, representing an increase of approximately $33.8 million, or 212%. This increase in working capital was primarily attributable to an increase in cash and cash equivalents and prepayments and deposits, partially offset by increases in accounts receivable and other working capital balances.

Accounts receivable increased by approximately $0.9 million as of January 31, 2026, compared to April 30, 2025, primarily due to the expansion of our advertising business, which generated higher revenue during the period. Prepayments and deposits increased by approximately $4.2 million as of January 31, 2026, from nil as of April 30, 2025, primarily due to advance payments made to vendors and service providers in connection with our operating activities and business expansion. Cash and cash equivalents increased by approximately $36.0 million, from $0.05 million as of April 30, 2025, to $36.0 million as of January 31, 2026, primarily due to proceeds raised under our at-the-market, or ATM, facility and other equity financing transactions, as well as cash collections from customers.

The following is a summary of our cash flows from operating, investing, and financing activities for the nine-month periods ended January 31, 2026 and 2025:

	Nine Months Ended January 31,		Change
	2026	2025	Amount	%
Cash Flow Provided by Operating Activity	$3,821,452	$44,359	$3,777,093	8,515%
Cash Flow Used in Investing Activity	(165,797,198)	-	(165,797,198)	100%
Cash Flow Provided by Financing Activities	$197,632,614	$-	$197,632,614	100%

Operating Activities

Net cash provided by operating activities was $3.8 million for the nine-month period ended January 31, 2026. Operating cash flow was primarily affected by changes in working capital accounts, primarily the increase in accounts payable of $4.0 million, the increase in income taxes payable of $0.6 million, and the increase in accrued expenses of $0.4 million, which were partially offset by an increase in prepayments and deposits of $4.4 million and increases in accounts receivable and other receivables. The increase in prepayments and deposits was primarily the result of refundable advance payments made to vendors and service providers in connection with the Company’s advertising business and expansion activities. The increase in accounts receivable was mainly attributable to higher revenue generated from the launch of the advertising business, while the increase in other receivables primarily related to amounts paid on behalf of another company. The increase in accounts payable and accrued expenses was mainly due to the timing of payments to vendors and service providers as the Company expanded its operations.

Investing Activities

Net cash used in investing activities was $165.8 million during the nine-month period ended January 31, 2026, consisting primarily of payments of $36.0 million and $129.8 million for investments in subsidiaries. The significant use of cash in investing activities reflected the Company’s strategic expansion and acquisition-related activities during the period. Accordingly, the fluctuation in investing cash flows was primarily driven by these investments, which were not part of the Company’s ordinary operating activities.

Financing Activities

Net cash provided by financing activities was $197.6 million during the nine months ended January 31, 2026. Financing cash inflows consisted primarily of $172.6 million of proceeds from the Company’s ATM offering, $14.8 million from a direct offering, $4.6 million from a private placement, and $5.8 million from an issuance of shares to our Chairman. The increase in financing cash flows was primarily attributable to the Company’s capital-raising activities undertaken to fund its investments in subsidiaries, support working capital needs, and provide liquidity for business expansion. As a result, financing activities were the principal source of cash during the period.

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company considers various factors, including historical collection experience, the age of the accounts receivable balances, the credit quality and specific risk characteristics of its customers, and current economic conditions, to develop an estimate of credit losses. Additionally, the Company makes specific allowance for credit losses based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of January 31, 2026 and April 30, 2025, the Company had made no reserves.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the nine months ended January 31, 2026 and 2024 was nil.

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

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Reporting Comprehensive Income — Expense Disaggregation Disclosures, which focuses on improving the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, general and administrative expenses, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider trading arrangements and policies.

During the quarter ended January 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation, filed on September 30, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2025)

3.2	Certificate of Amendment to the Certificate of Incorporation, filed on October 22, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 23, 2025)

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2025)

10.2	Placement Agency Agreement dated December 18, 2025, between AiRWA Inc., and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 22, 2025)

10.3	Securities Purchase Agreement, dated January 14, 2026, by and between AiRWA Inc. and Hongyu Zhou (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 15, 2026)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AiRWA, INC.

Dated: March 17, 2026	By:	/s/ Thomas Tarala
Thomas Tarala
Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2026	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

