Form 10-K
period 2026-04-30
AIRWA INC.
filed 2026-09-21
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 01-41423

AiRWA INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1789640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74 E. Glenwood Ave., # 320

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding common equity voting shares of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price for the registrant’s common stock on that day as reported by the Nasdaq Capital Market, was approximately $42,529,584.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of September 18, 2026, was 4,581,917.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects and to meet contractual obligations;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

As used in this report, “AiRWA,” “the Company,” “we,” “us,” and “our” refer to AiRWA Inc., unless otherwise indicated.

AiRWA INC.

(FORMERLY KNOWN AS CONNEXA SPORTS TECHNOLOGIES INC.)

AiRWA INC.

Annual Report on Form 10-K for the

Fiscal Year Ended April 30, 2026

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K.

PART I

ITEM 1. Business

Acquisitions

On November 21, 2024, the Company completed the acquisition of Yuanyu Enterprise Management Co., Limited (“YYEM”), for a combined $56 million in cash and shares, following The Nasdaq Stock Market LLC’s (“Nasdaq”) approval of the new listing application submitted to it in connection with the acquisition. As part of the transaction, the Company agreed to sell its wholly owned subsidiary, Slinger Bag Americas Inc., to a newly established Florida limited liability company owned by members of the Company’s prior management team. On November 21, 2024, five new individuals assumed their positions on the Company’s Board of Directors (the “Board of Directors” or the “Board”), and YYEM which licensed out intellectual property to companies in the online dating industry, became the Company’s sole operating subsidiary.

On January 30, 2026, the Company completed the acquisition of the holding company of Rafael AI Sdn. Bhd. (“Rafael AI”, known at the time as 26 Rafael Sdn. Bhd.), an AI-specialist company based in Malaysia, for $140 million in USDT, with Rafael AI becoming a wholly owned subsidiary of the Company.

On July 30, 2026, the Company completed the acquisition of 97% of Hongkong Best Life Trade Co., Limited (“Best Life”), an international trading company, for $50 million in a combination of cash and stablecoin, with earn-outs payable if Best Life achieves certain performance milestones.

Business Overview

AI Services

Through Rafael AI, the Company provides “data-to-AI” end-to-end solutions, which are full-cycle services designed to empower enterprises to transition seamlessly from raw data to intelligent applications. This business is structured around five interconnected AI-related modules, together forming a closed-loop system in which data generation, model refinement, and operational feedback continuously reinforce one another. Its services are tailored to specialist industries such as healthcare, industrial manufacturing, and autonomous driving We recorded $6.6 million of revenue from our AI services business in the final quarter of our financial year ended April 30, 2026, which was the period during which Rafael AI was our subsidiary.

Technology Licensing

Through YYEM, the Company owns patents and other proprietary technology for licensing out to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. By providing such patents, we aim to enable our partners to develop matchmaking services that resonate with local users while benefiting from advanced matching algorithms, safety features, and engagement tools. Our technology licensing business generated royalties of $7.3 million in our financial year ended April 30, 2026.

Advertising

Our subsidiary YYEM also provides digital marketing solution services related to performance advertising across diversified advertising channels such as Google, TikTok, and Meta. Services typically include marketing strategy and planning; platform account setup and media placement; production of advertising creative (video and other content); and ongoing campaign monitoring, analytics, optimization, and reporting. We have developed key relationships integral to this business, both with companies seeking to promote their products and services and with companies that have direct buying relationships with the platforms, which we are leveraging as we build market share. This business generated $12.0 million of revenue in our financial year ended April 30, 2026.

International Trading

Through Best Life, acquired after the most recent financial year end, the Company engages in the international trading business. Best Life is a cross-border consumer-goods distribution and e-commerce business, leveraging direct brand sourcing, import expertise, bonded warehousing, platform operations, offline retail access, and selected private-label development to sell Japanese and other international consumer products across China and other overseas markets. It has in place business relationships with brand owners and manufacturers upstream and with e-commerce platforms, supermarkets, specialty retailers, and online resellers downstream, including such names as Alibaba Health Hong Kong, AlipayHK, Tmall, Taobao, and Cainiao, each relationship supported by formal cooperation agreements. While Best Life historically has focused on Asia, it has recently launched an international expansion program to the UK, the U.S., Canada, and New Zealand.

Market Overview

AI Services

The market for artificial intelligence (“AI”) services has experienced significant growth in recent years as businesses increasingly seek to incorporate AI technologies into their operations, products, and decision-making processes. According to Gartner, Inc., worldwide spending on AI services is expected to total approximately $586 billion in 2026, rising to $759 billion in 2027, a CAGR of 30%, reflecting continued enterprise investment in AI implementation, integration, and optimization services. While early enterprise adoption frequently relied on general-purpose AI models developed by third parties, there is an increasing trend toward developing, training, and fine-tuning AI models using an organization’s own proprietary data. This approach enables enterprises to develop AI systems that are tailored to their specific business processes, industry requirements and operational objectives, while maintaining greater control over data governance, security, and regulatory compliance.

As demand for enterprise AI solutions has grown, a market has emerged for specialized AI service providers that support the full lifecycle of AI development. These providers typically offer services including data collection and preparation, data annotation and labeling, model training and fine-tuning, deployment, integration with existing enterprise systems, and ongoing monitoring and optimization. By providing integrated, end-to-end solutions, these service providers assist enterprises in developing and deploying AI applications while reducing the complexity associated with implementing and maintaining AI systems.

Technology Licensing

The global online dating market is a multibillion-dollar industry. Depending on the definition and methodology used, major market estimates from the likes of Statista and Grand View Research put global online-dating and dating-app revenue in the roughly $6 billion to $9 billion range in 2023 and 2024. A disproportionate amount of this revenue is generated by a few public companies in the United States (most notably Match Group), where the market is mature, technology is well integrated in people’s lives, and penetration rates are high.

The Company has focused its efforts on building relationships with clients focused on markets outside North America, where the competition is more dispersed, penetration rates are lower, and the room for growth is greater.

Dating and marriage customs vary widely across cultures. The cultural and religious conservatism prevalent in parts of Sub-Sharan Africa stands in contrast with the more secular traditions of much of Europe. Europe’s culture of individualism stands in contrast with Asia Pacific’s emphasis on societal values. The need for advanced features to gain traction in a mature market such as Europe stands in contrast with the need for the more basic, low-cost model needed for Sub-Saharan Africa. These differences suggest the benefits of a localized approach to online dating.

Despite the past popularity of online dating and the success of online dating companies, there has recently been growing resistance to dating apps, whether localized or not, with many single people claiming to value the spontaneity and connection of in-person meet-ups. So-called “swipe right fatigue” has contributed to a decline in the stock prices of the biggest companies in the online dating industry, including Match.com and Bumble, with one February 2026 report showing that a basket of leading dating app stocks lost 38% of value since 2021. Declining paying users, slowing revenue growth, and increased competition have been key factors in this decline. By contrast, a range of industry experts, such as S&S Insider, GlobalDatingInsights.com, and Custom Market Insights, have observed that the online dating markets in less mature economies such as India, Indonesia, and elsewhere in Asia, have been growing significantly.

Advertising

The digital advertising market has become one of the largest and fastest-growing segments of the global media industry, with advertisers increasingly allocating marketing budgets to performance-driven channels such as Google, Meta, and TikTok. These platforms provide unparalleled audience reach, sophisticated targeting capabilities, and measurable return on investment, making them essential components of modern customer acquisition strategies. As digital advertising ecosystems have grown more complex, advertisers have increasingly relied on specialized intermediaries to navigate platform requirements, optimize campaign performance, and access inventory efficiently.

Within this ecosystem, companies that act as intermediaries between advertisers and authorized platform partners can play a critical role. These businesses connect brands, agencies, and other advertising demand sources with entities that maintain the commercial relationships, technical integrations, and billing infrastructure necessary to purchase advertising across major digital platforms. These intermediaries reduce operational complexity for both advertisers and platform partners while enabling scalable access to the world’s leading digital advertising channels.

Despite the market’s attractive long-term growth characteristics, intermediaries in the digital advertising ecosystem operate in a highly competitive environment characterized by pricing pressure, customer concentration risk, and dependence on a relatively small number of large platform partners. Gross margins are typically thin, reflecting the limited pricing power of intermediaries relative to both the major advertising platforms and the customers they serve. As platforms seek to capture a greater share of the economics through direct relationships and advertisers demand lower fees and higher service levels, intermediaries are often squeezed from both sides of the value chain. These dynamics can compress profitability to very low levels and, in some cases, result in negative operating margins, particularly for smaller or less differentiated providers that do not offer value-added services such as campaign strategy, content creation, and data analytics.

International Trading

The international import and export industry is a highly competitive and globalized sector that facilitates the movement of consumer goods across geographic markets and connects manufacturers, suppliers, distributors, wholesalers and retailers. Participants in the industry may source products from multiple countries and sell them into domestic and international markets, often relying on extensive supplier, customer, transportation and logistics networks. The industry encompasses a broad range of consumer products and is influenced by consumer preferences, purchasing patterns, economic conditions, product availability, pricing and the ability of businesses to efficiently manage international supply chains. Companies operating in this industry may compete on the basis of product selection, price, quality, reliability of supply, speed of delivery, customer relationships. and the ability to identify and respond to changes in market demand.

The overall addressable market is extremely large; global merchandise trade is measured in the tens of trillions of dollars annually, with worldwide merchandise trade continuing to expand over the long term. The World Trade Organization has reported that worldwide merchandise trade value increased approximately 6% year-over-year during the first half of 2025, while clothing, agricultural products, and other manufactured goods continued to represent significant categories of international trade. For a company focused specifically on consumer goods, the relevant total addressable market is therefore a substantial subset of the broader global merchandise trade market, potentially representing several trillion dollars of annual cross-border transaction value, depending on the products and geographies served.

No single company controls a meaningful portion of the overall consumer-goods import/export market because trade is divided across thousands of product categories, countries, suppliers and distribution channels. Competition is primarily based on pricing, access to suppliers and customers, product availability, reliability, speed of delivery, regulatory expertise, and working-capital capacity. Successful importers and exporters must develop relationships with manufacturers, distributors, and retailers, understand product specifications and local market requirements, manage customs and documentation, arrange international transportation and warehousing, and navigate tariffs, duties, product standards, and other regulatory requirements. These capabilities can create meaningful barriers to entry for smaller or inexperienced participants, particularly when operating across multiple jurisdictions.

The international nature of the industry exposes participants to a variety of economic, political, and regulatory conditions in the countries in which they source, sell, transport, or distribute products. The industry is also subject to changing consumer preferences, technological developments and evolving methods of sourcing and distribution. The ability to maintain reliable supplier and customer relationships, anticipate demand, efficiently manage inventory and logistics, comply with applicable customs and trade regulations, and respond rapidly to changes in global market conditions is critical to maintaining a competitive position and achieving profitable growth.

Strengths and Strategies

Competitive Strengths

Our Directors believe that our success is attributable to, among other things, the following competitive strengths:

AI Services

●	End-to-end service: Our business provides end-to-end full-cycle services, avoiding the need for customers to retain multiple service providers and integrate the various providers’ results. Our service offering is designed to be seamless, empowering enterprises to transition from raw data to intelligent applications. This also assists with confidentiality, given the lower number of service providers and the fewer opportunities for data leaks. We use customers’ own data to train AI models in a closed-loop system which helps the models to be tailored to the customers’ needs. This business is structured around five interconnected AI-related modules, together forming a closed-loop system in which data generation, model refinement, and operational feedback continuously reinforce one another.

●	Industry focus: The services we offer are tailored to specialist industries such as healthcare, industrial manufacturing, and autonomous driving, helping to make us a more attractive option for companies in those industries when compared to providers of generic AI services.

Technology Licensing

●	Cultural adaptability: Our business is focused on enabling our partners to easily customize the user experience and features of their customer-facing products to align with local cultural norms and preferences, which we believe provides our partners, and by extension us, a competitive advantage over large international players, who may have greater resources and larger scale but often deploy a one-size-fits-all approach that fails to respect local sensitivities and resonate with different populations.

●	Local partnerships: Our business is built to serve local partners who understand local markets. While we strive to ensure the long-term success of these partners, our license agreements provide for fixed payments, which affords greater predictability of financial results by helping to insulate us from the vagaries of the consumer-facing market.

Advertising

●	Key relationships: We have contracts in place with several key players who work with Google, TikTok, Meta, and other platforms to place ads on these platforms. We have also been building our reputation among companies seeking to advertise on these platforms, and we have developed relationships with several of them with significant spending power.

●	Value add: We go beyond introductions to facilitate online advertising campaigns. Our staff has expertise in designing and implementing campaigns — from conceptualizing themes to devising presentations (e.g., onscreen product placement vs. traditional ads) to producing content and analyzing effectiveness, all of which we expect will help to preserve our role in the value chain.

Strategies

AI Services

●	Benchmark customers: Win business from one to three prominent companies in each vertical industry in order to establish our reputation as a provider of high-quality services in this area.

●	Channel enablement: Work with agents, rather than chasing end users, arming the agents with case studies, white papers, demonstrations, and ROI tools.

●	Thought leadership: Through participation in panels, internet postings, and references in industry articles, we will aim to build the perception in each vertical that Rafael AI is a leading AI expert in the data-to-AI industry, not “just another” AI-related company.

Technology Licensing

●	Core technology: Update the Company’s core technology offering, refining the existing technology, extending the capabilities of the technology, and acquiring or developing new patents and other IP to add to the Company’s offering.

●	Replacement customers: Secure customers to replace recently terminated contracts, focusing initially on Southeast Asia, where the trajectory of the online dating market is strong.

Advertising

●	New customers: Expand our customer base by investing in our direct sales and business development capabilities to acquire new customers across targeted industries and geographic markets, with a particular focus on advertisers seeking to simplify the management of campaigns across multiple digital advertising platforms.

●	Existing customers: Increase the share of advertising expenditure managed through our platform by expanding our relationships with existing customers. We plan to enhance our technology, analytics, and campaign optimization capabilities and to expand the advertising channels and formats available to customers. By demonstrating measurable campaign performance and providing advertisers with greater efficiency and visibility into their advertising expenditures, we seek to increase customer retention, customer spending, and lifetime customer value.

●	Network expansion: Expand our network of strategic relationships with digital advertising platforms, publishers, data providers, and other technology and distribution partners. Increasing the breadth of platforms accessible through us may enable customers to manage a greater portion of their digital advertising activities through a single solution while expanding the markets and advertising inventory available to us.

Customers and Marketing

AI Services

Rafael AI’s main clients are technology companies in the software and IT services industries, who in turn have relationships with companies in such specialized areas as healthcare, industrial manufacturing, and autonomous driving. We believe that working with such agents, rather than chasing end users, is a more effective way of acquiring clients since these parties often already have relationships with the end users.

Technology Licensing

YYEM is a business-to-business, or B2B, player, licensing its technology to companies who understand the retail market in their respective regions. In the year ended April 30, 2026, our Company, through YYEM, had agreements with three main licensees covering distinct geographic regions: one based in Hong Kong for rights to use the IP in Japan and South Korea among other locations; one in the UK for rights to use the IP in the UK and Europe; and one in the USA for rights to use the IP in Sub-Saharan Africa. Each of these licensees was incorporating the Company’s technology into its own product offerings. These customers terminated their respective license agreements on December 2, September 1, and August 31, 2025, (with payments continuing for approximately 60 days after each termination) due to the challenges currently facing the online dating industry, according to those licensees, but we continue to believe in the merits of this business model and are currently seeking replacement customers.

Advertising

The Company’s advertising and digital marketing clients, which to date have been based in Singapore, primarily operate in the online entertainment, casual gaming, and fintech sectors and generally conduct business across multiple geographic markets. One such client primarily serves the online entertainment and casual gaming sectors in Southeast Asia and the United States, including a significant customer whose principal operating entity is based in Hong Kong. Another Singapore-based client provides digital marketing services primarily to companies in the fintech and related sectors across multiple regions, including Southeast Asia and Mexico.

Our advertising and digital marketing clients are acquired through customary business development channels, including introductions made through marketing and industry events, business referrals, existing commercial relationships, and other direct business development activities.

Approvals Required from the PRC Authorities with respect to the Operations of YYEM and Best Life

Business operations

Each of YYEM and Best Life conducts business in Hong Kong and is required to obtain, and has obtained, a business license issued by the Hong Kong Companies Registry. As a special administrative region of the PRC, Hong Kong enjoys separate governing and economic systems from that of mainland China under the principle of “one country, two systems.” YYEM, as a Hong Kong-organized and Hong Kong-based company without operations in mainland China, is not directly subject to PRC laws and regulations regarding the general conduct of its business or regarding overseas listings. Similarly, Best Life is organized and based in Hong Kong and lacks a formal presence in mainland China, and therefore it is not directly subject to PRC laws and regulations beyond those relating to the sale of products in China; it also is not directly subject to PRC laws and regulations regarding overseas listings. As of the date of this Annual Report, neither YYEM nor Best Life has been denied any requisite permissions by any PRC authority, nor has either subsidiary received any notice of, or been subject to, any penalty or other disciplinary action from any PRC authority for the failure to obtain or the insufficiency of any approval or permit in connection with the conduct or service of its business operations.

However, it is possible that YYEM or Best Life could become subject to additional licensing requirements, and our conclusion on the status of the licensing compliance of either of them may prove to be mistaken, due to uncertainties around the interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant governmental authorities, the PRC government’s ability to intervene in or influence their operations, and the rapid evolvement of PRC laws, regulations, and rules, sometimes with little or no advance notice. We cannot assure you that YYEM and Best Life are or will be in compliance with all licensing requirements applicable to it or will not be subject to any penalty in the future due to the lack or insufficiency of approvals or permits. The failure of YYEM or Best Life to obtain or to thereafter maintain any permit or license required for its operations may result in the suspension or termination of, or otherwise give rise to a material adverse change to, its respective businesses, which would materially and adversely affect our financial condition and results of operations and cause our Common Stock to decline significantly in value. For more detailed information, see “Risk Factors — Risks Related to Doing Business in Hong Kong.”

Securities offering

We believe that, as of the date of this Annual Report, neither YYEM nor Best Life is required to obtain permission from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”), or any other PRC authority in connection with an offering of securities. As a result, neither has ever submitted an application to any such authority for the approval of any offering. As of the date of this Annual Report, neither company has received any inquiry, notice, warning, or official objection in relation to any offering from the CSRC, the CAC, or any other PRC authority. However, there remains uncertainty as to the enactment, interpretation, and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. We believe that YYEM and Best Life have received all requisite permissions and approvals to issue securities or to be part of a corporate group that issues securities. If YYEM or Best Life does not receive or maintain such permissions or approvals or has inadvertently concluded that the approvals of the CSRC, the CAC, or any other regulatory authority are not required for an offering, or if applicable laws, regulations, or interpretations change and YYEM or Best Life is required to obtain approvals in the future, seeking such approvals could cause the value of our securities, including the Common Stock, to significantly decline or be worthless. Any uncertainties or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. In addition, these regulatory agencies may impose fines and penalties on YYEM or Best Life, limit their ability to pay dividends outside of China, limit their operations in China, delay or restrict the repatriation of the proceeds from an offering into China, or take other actions that could have a material adverse effect on its business, financial condition, results of operations, and prospects, as well as the trading price of our securities. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt a securities offering before settlement and delivery of our Common Stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery of securities, you do so at the risk that settlement and delivery may not occur. See “Risk Factors — Risks Related to Doing Business in Hong Kong — Changes in the PRC’s economic, political, or social conditions or governmental policies could have a material adverse effect on our business and results of operations.”

Audit inspections

On December 16, 2021, the PCAOB reported that it was unable to completely inspect or investigate registered public accounting firms headquartered in mainland China or Hong Kong because of a position taken by one or more authorities in each of those jurisdictions. However, following the signing of a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC in August 2022, the PCAOB on December 15, 2022, vacated its previous determination and confirmed that it was now able to secure complete access to inspect and investigate registered public accounting firms headquartered in those jurisdictions. Nevertheless, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB may issue a new determination.

Our auditor, Enrome LLP (“Enrome”), an independent public accounting firm registered with the PCAOB, and an auditor of publicly traded companies in the United States, is subject to U.S. laws pursuant to which the PCAOB conducts regular inspections to assess its compliance with current professional standards, with the last inspection in April 2025. Our auditor is not headquartered in mainland China or Hong Kong and was not identified as an accounting firm subject to the determinations announced by the PCAOB on December 16, 2021. Nevertheless, should our auditor in the future have any work papers in China or Hong Kong that the PCAOB is unable to fully inspect, it would be difficult to evaluate the effectiveness of its audit procedures or equity control procedures. Investors could consequently lose confidence in our reported financial information and procedures or the quality of our financial statements, which would adversely affect us and our securities.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange would in all likelihood delist our securities. On June 22, 2021, the U.S. Senate passed the AHFCAA, and on December 29, 2022, the Consolidated Appropriations Act was signed into law, which contained, among other things, an identical provision to the AHFCAA and amended the HFCAA by requiring the Securities and Exchange Commission (the “SEC”) to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering a delisting of our Company and the prohibition of trading in our securities if the PCAOB is unable to inspect our accounting firm at such future time.

Capital controls

Our corporate organization consists of the Company, YYEM, Rafael AI, and Best Life. If needed, management may decide to transfer cash among these entities or any other subsidiaries that we may establish or acquire in other jurisdictions. This could take the form of intercompany fund advances or capital contributions. Under our cash management policy, the amount of intercompany transfers will be determined by our management based on the working capital needs of the entities within our group, and intercompany transactions will be subject to our internal approval process and funding arrangements.

We have not declared or paid dividends or made any distribution of earnings as of the date of this Annual Report. We do not intend to declare dividends or distribute earnings (if any) in the near future. Any determination to declare dividends or distribute earnings (if any) in the future will be at the discretion of our board of directors.

None of the Company, YYEM, Rafael AI, and Best Life is subject to any significant restrictions on buying or selling foreign exchange or on transferring cash to any entity within our group, across borders, or to U.S. investors. There are no significant restrictions or limitations on our ability to distribute earnings (if any) from YYEM, Rafael AI, or Best Life to the Company and U.S. investors or on our ability to settle amounts owed. However, there can be no assurance that the PRC government will not intervene or impose restrictions on the ability of YYEM or Best Life to buy or sell foreign exchange or transfer or distribute cash within our organization, which could result in an inability to make, or a prohibition on making, transfers or distributions to entities outside of Hong Kong and Mainland China and adversely affect our business.

Recent Developments

Joint Venture for RWA-focused Exchange

On August 25, 2025, the Company announced a joint venture with JuCoin Capital Pte Ltd (“JuCoin”) for the establishment of an RWA-focused exchange, which would initially focus on tokenized U.S. equities. Following that announcement, development proceeded with partial funding and with successful test runs settling trades of tokenized U.S. equities. However, after the end of the Company’s fiscal year, it became apparent through media reports that JuCoin was experiencing significant financial and legal problems. Unable to establish that the reports were false, and determined to protect the Company, management resolved to terminate the joint venture agreement, delivering formal notice on September 18, 2026.

The Company has assessed the options and commercial opportunities at this time and has considered the feasibility of creating an RWA exchange on its own or seeking an alternative partner. Ultimately, given the actions that various well established finance companies have taken to move into this space (for example, Robinhood’s announcement of the ability to trade RWA assets on its platform, including tokenized U.S. equities, and the announcement by the parent company of the New York Stock Exchange that it was making a significant investment into OKX), management has decided that a more prudent path at this juncture would be to add a business anchored in the “real economy” — thus the acquisition of Best Life, described below.

Best Life Acquisition

On July 27, 2026, the Company announced the acquisition of 97% of Best Life, a cross-border consumer-goods distribution and e-commerce business. The transaction included a base purchase price of $50 million, together with contingent earn-out payments of $30 million or $50 million, respectively, in the event that specified financial milestones are achieved. Best Life leverages direct brand sourcing, import expertise, bonded warehousing, platform operations, offline retail access, and select private-label development to sell Japanese and other international consumer products across China and other overseas markets. It has business relationships and formal cooperation agreements with brand owners and manufacturers upstream and with e-commerce platforms, supermarkets, specialty retailers, and online resellers downstream. The business has demonstrated consistent revenue growth and expects continued expansion over the coming years. While Best Life historically has focused on Asia, it has recently launched an international expansion program to the UK, the U.S., Canada, and New Zealand.

The acquisition of Best Life represents an important step in the Company’s strategy to diversify and strengthen its revenue base, by adding operations with attractive growth characteristics and exposure to the real economy while continuing to invest in its core AI services business.

Reverse Stock Splits

On each of May 15 and August 15, 2026, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect a reverse stock split of the Common Stock at a ratio of 1-for 40 on May 15 (the “May Reverse Split”) and 1-for-20 on August 15 (the “August Reverse Split” and, together with the May Reverse Split, the “Reverse Stock Splits”), which became effective on May 18 and August 17, 2026, respectively.

Every forty shares, in the case of the May Reverse Split, and every twenty shares, in the case of the August Reverse Split, of the Company’s issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in par value per share. No fractional shares were issued in connection with either Reverse Stock Split. Stockholders at the participant level of the Depository Trust Company who would otherwise have been entitled to a fraction of one share as a result of either Reverse Stock Split instead received one whole share of Common Stock in lieu of such fractional share. The Reverse Stock Splits did not otherwise modify any rights or preferences of the Common Stock. The Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market at market open on May 18, 2026, in the case of the May Reverse Split, and on August 17, 2026, in the case of the August Reverse Split.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenue equaled or exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. Such reduced disclosure and corporate governance obligations may make it more challenging for investors to analyze our results of operations and financial prospects.

Employees

As at the date of this report, we have 49 full-time employees in our group. Management believes its relations with employees are good.

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and other information in this Annual Report on Form 10-K, including the financial statements and related notes that appear at the end of this report, before deciding to invest in our securities. These risks should be considered in conjunction with any other information included herein, including in conjunction with forward-looking statements made herein. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, and operating results. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, and operating results. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Risks Related to Our Business, Operations, Industry, Legal, and Regulatory Requirements

AI Services Business

Our business depends on our ability to develop and successfully deploy artificial intelligence technologies, and our failure to do so could adversely affect our business, results of operations and financial condition.

Our business is based on the development and deployment of artificial intelligence, machine learning, and related technologies that are designed to use our clients’ business data to develop customized AI models and solutions. AI technologies are rapidly evolving, and our ability to compete and grow depends in significant part on our ability to develop, improve, and deploy AI models and related technologies that perform reliably, securely, and cost-effectively.

The development and deployment of AI systems involves substantial technical, financial, and operational challenges. Our models may not perform as expected, may produce inaccurate, incomplete, biased, misleading, or otherwise undesirable outputs, or may fail to perform adequately in particular industries, use cases, or environments. AI systems may also generate outputs that appear plausible or authoritative but are factually incorrect, incomplete, or unsupported by the underlying data. Model performance may vary depending on the quality, quantity, relevance, recency, and completeness of the data used to train, fine-tune, or otherwise customize the models, as well as on the particular prompts, inputs, use cases, and operating environments. Model performance may also deteriorate as underlying technologies, client data, business conditions, or other circumstances change. In addition, we may be unable to develop new capabilities or incorporate advances in AI technology as quickly or effectively as our competitors.

Our AI technologies may also be affected by limitations in the quality, completeness, accuracy, consistency, or availability of the data used to train or customize them. Although using a client’s own business data is intended to improve customization and security, client data may contain errors, inconsistencies, biases, or other deficiencies that could be incorporated into our models and adversely affect their performance. Our use of client-specific data does not eliminate the risk that an AI model will produce inaccurate, biased, or otherwise undesirable results, and the use of more extensive or proprietary data could in some circumstances amplify the effects of deficiencies or biases contained in that data.

In addition, AI technologies and the methods used to develop and evaluate them continue to evolve, and techniques for identifying and mitigating inaccurate, biased, unsafe, or insecure model behavior may not be effective in all circumstances. We may incur substantial costs to test, validate, monitor, secure, and govern our AI models and systems, and those efforts may not identify or prevent all undesirable model behavior.

Our clients may rely on our AI solutions to support business decisions or processes. Any failure of our AI solutions to provide the expected benefits could result in customer dissatisfaction, loss of customers, reputational harm, contractual claims, liability, and reduced demand for our services.

The use of client data to train or customize AI models creates significant security, privacy, confidentiality, and data-rights risks.

A fundamental aspect of our business is our ability to access, process, store, and use our clients’ business data to train, fine-tune, customize, evaluate, and operate AI models. This may involve highly confidential, proprietary, personal, regulated, or otherwise sensitive information belonging to our clients or their customers, employees, business partners, or other third parties.

Any unauthorized access to, disclosure of, loss, theft, misuse, alteration, or destruction of client data could cause significant harm to our business and reputation and could result in governmental investigations, regulatory proceedings, litigation, contractual claims, indemnification obligations, fines, penalties, and other liabilities. A security incident involving one client’s data could also undermine confidence in our ability to protect data for all of our clients.

Our security measures, and those of our cloud providers, infrastructure providers, AI technology providers, and other service providers, may be breached or otherwise compromised. Cyberattacks, ransomware, phishing, insider threats, software vulnerabilities, credential theft, and other security incidents are becoming increasingly sophisticated. In addition, AI technologies may create new attack vectors, including attempts to extract confidential information from models or manipulate model behavior.

Our ability to maintain the confidentiality and security of client-specific models and data is particularly important because our value proposition depends in part on allowing clients to obtain the benefits of customized AI without exposing their business information to other customers or unauthorized persons. If we fail, or are perceived to have failed, to adequately segregate client data, model parameters, training data, prompts, outputs, or other information, our reputation and business could be materially adversely affected.

Our efforts to provide secure, client-specific AI models may not prevent unintended disclosure or cross-client exposure of confidential information.

Our technology and operating processes are designed to permit us to use individual clients’ data to customize AI models and solutions for those clients. However, technical or operational failures could result in unintended access to one client’s data by another client, employee, contractor, service provider, or other unauthorized party.

AI models and associated systems may also present risks that are different from those associated with conventional software. For example, confidential information may potentially be reflected in model parameters, embeddings, logs, prompts, outputs, evaluation data, or other components of an AI system. Techniques intended to improve model performance could inadvertently increase the risk that information from training or customization data is reproduced or inferred from model outputs.

In particular, our controls intended to prevent one client’s data from being used to train, fine-tune, evaluate, or otherwise improve models or services provided to other clients may not always operate as intended. Similarly, our systems may not successfully prevent confidential or proprietary information from being memorized, inferred, reproduced, or disclosed through model outputs, retrieval systems, embeddings, logs, or other components of an AI system.

If our controls intended to isolate client environments or otherwise protect client information are inadequate, or if our models or systems inadvertently disclose confidential information, we could face claims for breach of contract, breach of confidentiality, violation of privacy or data-protection laws, infringement or misappropriation of intellectual property rights, or other legal claims. Such an event could also cause clients to discontinue or limit their use of our services and materially harm our reputation.

Our clients’ data may not be available to us on terms sufficient to operate and improve our AI solutions, and disputes concerning data ownership and usage rights could adversely affect our business.

Our ability to provide customized AI solutions depends on our clients granting us sufficient rights to access, process, and use their data for the purposes contemplated by our agreements. Our clients may not have obtained all rights necessary for us to use the data they provide to us, particularly where their data contains personal information, third-party information, copyrighted materials, trade secrets, or other protected content.

The legal status of data used to train, fine-tune, or evaluate AI models is evolving, and there may be uncertainty regarding who owns such data, what rights a client has to provide the data to us, what rights we have to process or use the data, whether particular uses constitute training or other forms of processing, and whether model weights, parameters, embeddings, outputs, or other materials derived from such data may be used or retained. Clients or other third parties may assert that we do not have sufficient rights to use particular data or that our use of such data violates contractual, privacy, intellectual property, or other legal rights.

For example, data provided by a client may include information obtained from third parties, copyrighted or licensed materials, personal information, trade secrets, or other information that the client is not authorized to provide to us for AI training or customization. Our ability to independently verify the rights associated with all data provided by our clients may be limited. If a client provides data to us without having obtained the necessary rights or consents, we could nevertheless become subject to claims, investigations, or other proceedings relating to our use of that data.

If we are unable to obtain or maintain adequate rights to use client data, or if clients impose restrictions on our ability to use their data, we may be required to modify our products, discontinue certain capabilities, incur additional costs, or develop alternative sources of data. These restrictions could also limit our ability to improve our models or develop new products and could adversely affect our competitive position.

Data protection, privacy, and other regulatory or contractual requirements may also restrict the geographic location in which client data may be processed or stored, the personnel or service providers who may access it, the purposes for which it may be used, and the length of time for which it may be retained. Such restrictions could increase our costs, limit our ability to train or customize models, delay implementation, or prevent us from offering particular products or services to certain clients or in certain jurisdictions.

AI-generated outputs may be inaccurate, biased, inappropriate, or otherwise defective, which could expose us to liability and harm our reputation.

AI systems can generate outputs that are inaccurate, incomplete, misleading, biased, offensive, inappropriate, or inconsistent with the underlying data. AI-generated outputs may also contain “hallucinations,” meaning information that is generated by a model but is not supported by the underlying data or otherwise factually accurate. The outputs generated by our models may also reflect limitations or biases contained in the data used to train or customize those models.

Our models may also generate outputs that are difficult to explain, reproduce or validate. Even where our systems are designed to use only information that a particular user or client is authorized to access, errors in data permissions, retrieval systems, model configuration, or other components may result in an output that contains information that the user should not receive.

Our clients may rely on our AI solutions to support business decisions or processes, and in certain circumstances an inaccurate or inappropriate output could result in financial loss, operational disruption, regulatory violations, damage to a client’s customers or business relationships, or other harm. Even where our agreements limit our liability or require clients to review AI-generated outputs, claims may nevertheless be asserted against us.

The risks associated with AI-generated outputs may be particularly significant when our solutions are used in regulated industries or for decisions involving financial, employment, healthcare, legal, compliance, or other material matters. Our clients may not always identify or independently verify an erroneous or inappropriate output before acting upon it.

As our AI solutions become more capable and are incorporated into increasingly important business processes, the consequences of errors or unexpected model behavior may become more significant. Any material failure of our AI solutions could result in customer claims, increased insurance and compliance costs, loss of customers, negative publicity, and reputational damage.

The legal and regulatory environment governing AI, data privacy, and the use of data for AI training is rapidly evolving, and changes in laws and regulations could increase our costs, restrict our operations, or expose us to liability.

Our business is subject to laws, regulations, and contractual requirements relating to privacy, data protection, cybersecurity, intellectual property, consumer protection, automated decision-making, and artificial intelligence. These requirements are evolving rapidly and may differ materially among jurisdictions.

Governments and regulatory authorities are adopting or considering new laws and regulations addressing AI systems, including requirements concerning transparency, testing, risk management, human oversight, data governance, documentation, security, and accountability. Privacy and data-protection laws may also restrict how we collect, process, transfer, store, and use information, including information used to train or customize AI models.

Regulators and courts may also interpret existing privacy, intellectual property, consumer protection, and other laws in ways that restrict the use of client data for AI training, fine-tuning, evaluation, or other purposes. Requirements concerning consent, data minimization, purpose limitation, data subject rights, automated decision-making, data localization, and cross-border transfers may limit our ability to use or retain client data in the manner contemplated by our business model. For example, laws and regulations in the United States, the European Union, and other jurisdictions may impose requirements on the use of personal data and AI systems that could require us to modify our products, establish additional controls, limit particular uses of data, maintain additional documentation, or incur significant compliance costs.

The regulatory framework applicable to AI is likely to continue changing, and the interpretation and enforcement of existing requirements may also change. New laws or regulatory interpretations could also impose requirements concerning the provenance of training data, documentation of data and model development processes, testing for bias or accuracy, disclosure of AI-generated content, human oversight, model risk management, or the ability of individuals to challenge AI-assisted decisions. Compliance with these requirements could require significant changes to our technology, contracts, processes, and business model.

Any failure or perceived failure by us to comply with applicable laws, regulations, or contractual requirements could result in investigations, enforcement actions, fines, penalties, litigation, restrictions on our operations, loss of customers, and reputational harm. New or expanded requirements could also make our products more expensive or difficult to develop and operate or prevent us from offering certain AI capabilities in particular markets.

Our use of third-party AI models, cloud infrastructure, software, and other technologies exposes us to additional risks and dependencies.

We may rely on third parties for foundation models, AI infrastructure, cloud hosting, data storage, cybersecurity, software, hardware, and other technologies used in the development and operation of our solutions. These third parties may change their pricing, terms, functionality, availability, or licensing practices, or may discontinue or restrict their products or services.

Our use of third-party foundation models or other AI technologies may also create uncertainty concerning the provenance of training data, the rights associated with model inputs and outputs, the security and privacy of data submitted to such providers, the manner in which such providers may use or retain data, and the intellectual property rights associated with resulting models or outputs.

Our reliance on third parties may also expose us to security, privacy, intellectual property, availability, and performance risks. A failure, outage, security incident, or other disruption affecting a third-party provider could impair our ability to provide services to our clients.

If a third-party AI provider changes its model, training practices, terms of use or technical specifications, our models or applications may perform differently or require substantial modification. Changes to a third-party foundation model may also cause changes in the accuracy, bias, security, latency, or other characteristics of our solutions, even where we have not changed our own software or client-specific data. We may also be unable to obtain continued access to third-party technologies on commercially reasonable terms, or at all. Any such disruption could increase our costs, delay product development, reduce functionality, and adversely affect our business.

Our AI models and other technologies may infringe or misappropriate the intellectual property or other rights of third parties, or we may be unable to adequately protect our own intellectual property.

The intellectual property rights applicable to AI technologies, including rights in training data, model architectures, model outputs, software, datasets, and other AI-generated or AI-assisted materials, continue to evolve. There is substantial uncertainty regarding the ownership and scope of intellectual property rights in AI-generated or AI-assisted materials and regarding whether the use of particular datasets, copyrighted works, or other materials in training or fine-tuning AI models may infringe or otherwise violate third-party rights. Third parties may assert that our use of particular data, software, models, or other materials infringes, misappropriates, or otherwise violates their intellectual property or other rights.

We may also face claims arising from the incorporation of third-party AI technologies into our products and services. For example, claims may allege that training data used by a third-party foundation model provider, or outputs generated by a model that we use, infringe copyrights, trademarks, patents, or other rights. Our ability to determine whether such claims have merit or to control the conduct of third-party providers whose technologies we incorporate into our solutions may be limited. Any such claims, whether or not meritorious, could require us to expend substantial resources to defend them, obtain licenses, modify our technology, or discontinue particular products or features.

At the same time, our ability to protect our own intellectual property, including proprietary methods for customizing AI models and protecting client-specific model configurations, may be limited. We rely on a combination of intellectual property laws, confidentiality obligations, contractual restrictions, and technical safeguards, all of which may fail to prevent unauthorized use or disclosure. If we are unable to protect our intellectual property, competitors may be able to replicate aspects of our technology, which could reduce our competitive advantage.

Our highly competitive and rapidly changing market may make it difficult for us to maintain or increase our market share.

The markets for AI, machine learning, data analytics, and enterprise software are highly competitive and subject to rapid technological change. We compete with established technology companies, enterprise software providers, AI companies, consulting and professional services firms, cloud providers, and internally developed solutions maintained by our potential clients.

Our competitors may have substantially greater financial, technical, marketing, sales, and other resources than we do. They may also have greater access to proprietary data, larger installed customer bases, stronger brand recognition, or established relationships with enterprises.

Our clients may also choose to develop AI capabilities internally or use general-purpose AI platforms rather than purchase our solutions. As AI technology becomes more widely available, the functionality that differentiates our products today may become more commoditized. In particular, improvements in general-purpose foundation models may reduce the perceived need for customized models or other client-specific AI solutions. Conversely, if customers demand increasingly sophisticated customization, security, validation, and governance capabilities, we may incur substantial additional costs to meet those expectations. If we are unable to innovate rapidly, demonstrate measurable value to clients, or differentiate our customized and secure approach from competing alternatives, our business and results of operations could be adversely affected.

Our ability to attract and retain highly skilled personnel is critical to our success.

Our success depends substantially on our ability to attract, train, and retain highly skilled employees, including AI researchers, machine learning engineers, software engineers, cybersecurity professionals, data scientists, product managers, sales personnel, and other technical and business personnel.

Competition for individuals with expertise in AI and related technologies is intense. Larger technology companies and other organizations may be able to offer greater compensation, resources, and opportunities than we can. The loss of key personnel, or our inability to recruit and retain qualified personnel, could impair our ability to develop, operate, and support our products and could delay our growth initiatives.

Our sales cycles may be lengthy and unpredictable, and our business may depend on our ability to demonstrate the value and security of our solutions to prospective clients.

Enterprise customers may require substantial evaluation, testing, security reviews, legal review, and implementation work before purchasing our solutions. Because our solutions may process sensitive business data and may be integrated into important business processes, prospective clients may subject us to extensive security, privacy, AI governance, and compliance requirements.

These processes may increase our sales cycle and sales expenses and make the timing and amount of our revenue difficult to predict. Prospective customers may also delay or abandon purchases because of economic uncertainty, concerns about AI, budget constraints, competing technologies, or internal initiatives to develop AI capabilities themselves.

If we are unable to demonstrate that our solutions provide sufficient value relative to their cost and risks, our sales may decline and our growth prospects could be adversely affected.

Failure to successfully implement our solutions or meet contractual requirements could result in customer disputes, loss of customers, and liability.

Our solutions may require significant implementation, integration, configuration, training, and ongoing support. The successful deployment of our solutions may depend on the quality and completeness of client data, the client’s IT environment, cooperation by the client’s personnel, and the performance of third-party systems.

If implementations are delayed or fail to meet customer expectations, we may incur additional costs, provide service credits or other concessions, delay revenue recognition, or become subject to contractual disputes. Certain customer agreements may also contain service-level commitments, warranties, indemnification obligations, or other provisions that could expose us to significant liability.

Our business may be adversely affected by service interruptions, system failures or other disruptions to our operations.

Our clients may depend on our systems and AI solutions for important business processes. Any interruption, degradation or failure in the availability, performance, or functionality of our systems could adversely affect our clients and our business.

Our operations may be disrupted by cybersecurity incidents, hardware or software failures, cloud infrastructure failures, telecommunications failures, power outages, natural disasters, extreme weather, public health events, geopolitical events, or other circumstances beyond our control. Our business continuity and disaster recovery plans may not prevent all disruptions or may prove inadequate in the event of a significant incident.

As our business grows and our solutions become more important to clients, the consequences of a prolonged interruption could become more significant.

We may be subject to significant contractual, indemnification, and other liabilities arising from our use of client data and the operation of our AI solutions.

Our agreements with clients may contain representations, warranties, confidentiality provisions, data-protection obligations, service-level commitments, indemnification obligations, and limitations of liability. Some customers may seek increasingly extensive contractual protections relating to AI performance, security, privacy, intellectual property, and regulatory compliance.

Customers may also seek contractual representations concerning the provenance and authorized use of training data, the segregation of client data, the accuracy or reliability of AI-generated outputs, compliance with AI laws and regulations, and our ability to prevent customer information from being used to train or improve models for other customers.

If a client or other third party suffers a loss that it attributes to our services, including an inaccurate AI output, security incident, unauthorized use of data, intellectual property claim, or regulatory violation, we may face claims for damages or indemnification. Our contractual limitations of liability may not protect us in all circumstances or may be unenforceable in particular jurisdictions or with respect to particular claims.

Any significant liability could adversely affect our financial condition and results of operations, while the existence of such claims could also damage our reputation and make it more difficult to attract and retain customers.

Our international operations may expose us to additional legal, regulatory, operational, and economic risks.

If we expand our international operations, we will become subject to additional risks associated with conducting business in foreign jurisdictions, including differing privacy and data-protection requirements, data localization requirements, AI regulations, intellectual property laws, employment laws, tax regimes, trade restrictions, currency fluctuations, and political and economic instability.

Requirements concerning the transfer or storage of client data may be particularly significant to our business because our solutions depend on the processing of client data. Restrictions on cross-border data transfers or requirements to maintain data in particular jurisdictions could increase our infrastructure and compliance costs and may require us to modify our products or operating model.

Our financial results may fluctuate, and our growth may not continue at historical or anticipated rates.

Our future financial performance depends on a variety of factors, including our ability to acquire and retain customers, expand existing customer relationships, successfully develop and commercialize new AI capabilities, manage infrastructure and personnel costs, and compete effectively.

We may incur substantial costs to research, develop, train, test, secure, and deploy AI models and related infrastructure. The costs of computing resources, cloud services, data acquisition, cybersecurity, compliance, and highly skilled personnel may increase as our business expands.

Our historical growth, if any, should not be considered indicative of future results. We may experience fluctuations in revenue, operating expenses, and cash flow as a result of customer purchasing patterns, implementation timing, changes in demand, changes in technology, and other factors. If our investments in AI and related infrastructure do not produce sufficient revenue or customer adoption, our results of operations and financial condition could be materially adversely affected.

If we fail to effectively manage our growth, our business and results of operations could be adversely affected.

As we grow, we will need to expand our personnel, infrastructure, security controls, customer support, compliance programs, and internal systems. Managing this growth may place significant demands on our management and operational resources.

Rapid growth may also increase the risk of operational errors, security incidents, service failures, inconsistent customer experiences, and failures to maintain adequate internal controls. If we are unable to effectively manage our growth, the quality of our products and services could suffer, and our reputation and financial performance could be adversely affected.

Our compliance obligations may increase as the legal and regulatory environment surrounding AI, privacy, and cybersecurity develops.

In addition to laws directly governing AI and data privacy, we may be subject to industry-specific requirements, contractual requirements imposed by clients, and other regulations concerning cybersecurity, records, confidentiality, automated decision-making, and the use of personal or sensitive information.

Compliance with these requirements may require significant expenditure on personnel, technology, legal advice, audits, testing, documentation, and controls. Changes in applicable laws or regulations could require us to modify or discontinue products, change how we process data, or incur significant additional costs.

Technology Licensing Business

We are dependent on third parties for a significant portion of our revenue through intellectual property licensing agreements, and we may not realize the expected benefits of such arrangements.

We have in the past entered into, and may continue to enter into, licensing arrangements with third parties that we believe will commercialize our intellectual property and bolster our revenue. Licensing agreements involving our intellectual property are subject to various risks. Our licensees may fail to comply with their obligations set out in the respective agreements. If the licensees generate insufficient revenue from their operations, they may be unable to meet the minimum payments required under the agreements. Our past licensees have elected, and any future licensees may elect, to terminate the licensing arrangements due to a change in their strategic focus, the availability of funding, or other external factors. Termination of any licensing arrangements may result in a reduction in our revenue and the need for replacement arrangements with other licensees.

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

In addition, within the love and marriage market sector generally, costs for consumers to switch between services are low, and consumers have a propensity to try new approaches to connecting with people and to use multiple services at the same time. As a result, new services, entrants, and business models are likely to continue to emerge. If we or a licensee becomes established as a dominant player in any particular market, it is possible that a new service could gain rapid scale at the expense of existing brands by harnessing a new technology, such as generative AI, or a new or existing distribution channel, creating a new or different approach to connecting people, or some other means. We may need to respond by introducing new services or features (for us or for our licensees), and we may not be successful in that. If we do not sufficiently innovate to provide new services, or improve upon existing services, that users or prospective users find appealing, we or our licensees may be unable to continue to attract new users or continue to appeal to existing users.

Potential competitors include larger companies that could devote greater resources to the promotion or marketing of their services, take advantage of acquisitions or other opportunities more readily, or develop and expand their services more quickly than we or our licensees do. Potential competitors also include established social media companies that may develop features or services that compete with ours or our licensees’ or operators of mobile operating systems and app stores. For example, Facebook offers a dating feature on its platform, which it introduced globally several years ago and has grown dramatically in size supported by Facebook’s massive worldwide user footprint. Social media and mobile platform competitors could use strong or dominant positions in one or more markets, coupled with ready access to existing large pools of potential users and personal information regarding those users, to gain competitive advantages over us or our licensees, including by offering different features or services that users may prefer or offering their services to users at no charge, which may enable them to acquire and engage users at the expense of our user growth or engagement.

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

The limited operating history and geographic reach of YYEM’s brands and services make it difficult to evaluate our current business and future prospects.

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

If our licensees fail to add users, our revenue, financial results, and business may be significantly harmed.

Our financial performance will be significantly determined by our licensees’ success in adding and retaining users of their services. Currently, the size of our licensees’ user base is impacted by a number of factors, including competing products and services and global and regional business, macroeconomic, and geopolitical conditions.

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

If our licensees are unable to maintain or increase the size of their user base, our revenue and other financial results may be adversely affected. Furthermore, as the size of our licensees’ user base fluctuates in one or more markets from time to time, we may become increasingly dependent on our ability to maintain or increase levels of monetization in order to grow our revenue. Any significant decrease in user retention or growth could render our licensees’ services less attractive to users, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Additionally, our licensees’ applications will most often be accessed through the Apple App Store and Google Play Store. Both Apple and Google have broad discretion to change their policies regarding their mobile operating systems and app stores in ways that may limit, eliminate, or otherwise interfere with a company’s ability to distribute or promote its applications through their stores, its ability to update its applications, and its ability to access information that the apps collect about users. To the extent either Apple or Google does so, our business, financial condition, and results of operations could be adversely affected.

The success of our licensees’ services for end users will depend in part on our ability, or our licensees’ ability, to access, collect, and use personal data about users and subscribers.

Our licensees may rely extensively on the Apple App Store and Google Play Store, as well as other technology platforms, to distribute and monetize our mobile applications. Users and subscribers will pay through these platforms, which will prevent us or our licensees from accessing key user data that we or they would otherwise receive if the transaction were with the users and subscribers directly. This could negatively impact customer relationship management efforts, the ability to reach new segments of our licensees’ user and subscriber bases and the population generally, the efficiency of paid marketing efforts, the rates our licensees are able to charge advertisers seeking to reach users and subscribers of their services, our licensees’ ability to comply with applicable law, and their ability to identify and exclude users and subscribers whose access would violate applicable terms and conditions, including underage individuals and bad actors, all of which could cause our business, financial condition, and results of operations to be adversely affected.

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

We may find ourselves targeted by cyberattacks, computer viruses, worms, bot attacks, or other destructive or disruptive software, distributed denial of service attacks, and attempts to misappropriate customer information, including personal user data, credit card information, and account login credentials. While we invest in the protection of our systems and infrastructure, and in related personnel and training, there can be no assurance that our efforts will prevent significant breaches in our systems or other such events from occurring. Any cyber or similar attack that we are unable to protect ourselves against could damage our systems and infrastructure, prevent us from providing services, tarnish our reputation, result in the disclosure of confidential or sensitive information of our users, and be costly to remedy, as well as subject us to investigation by regulatory authorities or to litigation that could result in liability to third parties.

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

The adoption of any laws or regulations that adversely affect the popularity or growth in use of the internet, including laws or regulations that undermine open and neutrally administered internet access, could decrease user demand for the services offered by our licensees and increase our cost of doing business, thereby negatively impacting our business, financial condition, and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We rely on patents that we license out, and we expect, in the future, that we will rely on our trademarks and related domain names and logos for marketing and to build and maintain brand loyalty and recognition. We also expect to rely on other patented and patent-pending proprietary technologies and trade secrets relating to our services.

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

Advertising Business

Our business depends on our ability to maintain relationships with third-party advertising agencies and other intermediaries, and the loss or deterioration of those relationships could materially adversely affect our business.

We operate as an intermediary between advertisers seeking to conduct digital advertising campaigns and advertising agencies, authorized partners, resellers, and other intermediaries that have relationships with Google, Meta, TikTok and other digital advertising platforms and can provide advertising services to those advertisers. We generally do not maintain direct relationships with these digital advertising platforms and instead depend on third-party intermediaries to provide the services and platform access that our advertisers seek.

Our relationships with these third-party intermediaries may be terminated, modified, or discontinued. An intermediary may change its business strategy, pricing, eligibility requirements, geographic coverage, or willingness to accept referrals from us, or may enter into relationships with competing referral sources. In addition, an intermediary may cease providing services through one or more digital advertising platforms or otherwise become unable to provide the services that our advertisers require.

If we lose relationships with important intermediaries, if those intermediaries become unwilling or unable to accept advertisers referred by us, or if we are unable to establish relationships with suitable replacement intermediaries, our ability to connect advertisers with desired advertising services could be materially impaired. Any such loss or deterioration of our intermediary relationships could materially adversely affect our business, financial condition, and results of operations.

Our limited role in the advertising process may make our business susceptible to being bypassed by advertisers and third-party intermediaries.

Our business model generally involves identifying potential advertisers and introducing or connecting them with third-party advertising agencies and other intermediaries that can provide the substantive advertising services and maintain the relationships necessary to place advertising campaigns with major digital advertising platforms. We generally do not provide the underlying advertising inventory or perform the substantive advertising services ultimately purchased by the advertiser.

As a result, after an introduction has been made, an advertiser and the third-party intermediary may have the ability and incentive to establish a direct relationship without our further involvement. An advertiser may choose to deal directly with an intermediary following an introduction made by us, and an intermediary may develop or maintain its own direct relationships with advertisers without our participation. In addition, advertisers may use self-service tools offered by digital advertising platforms or engage advertising agencies directly without an intermediary such as us.

Depending on the terms of our contractual arrangements, we may not be able to prevent advertisers and intermediaries from bypassing us, and we may have limited ability to monitor transactions occurring after an introduction. If advertisers and intermediaries increasingly transact directly with one another following introductions made by us, or if our role is otherwise eliminated from transactions that we originate, our revenue per advertiser could decline and our business model and growth prospects could be materially adversely affected.

Our revenue depends on the advertising expenditure of advertisers that we introduce and on the compensation arrangements we maintain with third-party intermediaries.

Our revenue may depend substantially upon the amount of advertising purchased by advertisers whom we introduce to third-party advertising agencies and other intermediaries. If those advertisers reduce their advertising expenditure, discontinue their campaigns, move their advertising budgets to other providers, or otherwise fail to generate advertising activity following our introductions, our revenue may decline.

In addition, the compensation we receive from third-party intermediaries may be based upon the amount of advertising spend generated by advertisers introduced by us or upon other criteria established by our agreements with those intermediaries. Accordingly, an increase in the number of introductions we make may not result in a proportionate increase in our revenue if the advertisers we introduce do not generate substantial advertising expenditure or if the applicable compensation rates decline.

Advertisers may reduce their advertising expenditure because of economic conditions, changes in consumer demand, changes in their financial condition, changes in marketing strategies, changes in the perceived effectiveness of digital advertising, or other factors beyond our control. Any material reduction in advertising expenditure by our referred advertisers could materially adversely affect our business, financial condition and results of operations.

The third-party intermediaries with which we work may lose or materially alter their relationships with Google, Meta, TikTok and other digital advertising platforms, which could indirectly adversely affect our business.

Although we do not ourselves maintain direct relationships with Google, Meta, TikTok and other major digital advertising platforms, the third-party advertising agencies and other intermediaries to which we refer advertisers generally depend upon their own relationships with those platforms.

Those relationships may be terminated, restricted, or modified by the applicable platform. A digital advertising platform may discontinue an authorized-partner or similar program, change its eligibility requirements, impose new restrictions on agencies or other intermediaries, alter the advertising inventory or functionality available to them, or otherwise change the terms on which they can serve advertisers.

Such changes could impair the ability of an intermediary with which we work to serve advertisers or could make its services less attractive to advertisers. The intermediary may consequently become less willing or able to accept referrals from us, or advertisers may no longer have a need or desire to use that intermediary.

Because we generally have no direct contractual relationship with the underlying digital advertising platforms, we may have little or no ability to influence such decisions or protect ourselves against their consequences. Any material deterioration in the platform relationships of our intermediary partners could materially adversely affect our business.

We may be unable to identify and establish relationships with a sufficient number of qualified third-party intermediaries.

The attractiveness of our services to potential advertisers depends in part on our ability to connect them with third-party advertising agencies and other intermediaries that can provide access to the advertising platforms, geographic markets, advertising formats, and campaign services sought by those advertisers.

The digital advertising industry is continually evolving, and the platforms, advertising formats, technologies, and agencies that are attractive to advertisers may change over time. We must therefore identify new and suitable intermediary relationships and maintain a sufficient network of providers capable of meeting the needs of our referred advertisers.

There can be no assurance that we will be able to identify suitable intermediaries, establish relationships with them on commercially favorable terms, or maintain relationships with a sufficient number and variety of intermediaries. If our network of intermediaries does not provide sufficient breadth, geographic coverage, platform access, or service capabilities, we may be unable to satisfy the requirements of potential advertisers and our ability to attract and retain advertisers could be adversely affected.

We face competition from advertising agencies, digital marketing companies, and other providers that may be able to perform the intermediary function themselves or eliminate the need for our services.

Our business model principally involves identifying potential advertisers and connecting them with third-party providers that can execute advertising campaigns. Advertising agencies, digital marketing firms, media companies, and other service providers may themselves engage directly with advertisers and therefore may not need a separate intermediary to identify or introduce potential customers.

Similarly, third-party intermediaries with which we work may develop their own direct sales capabilities or relationships with advertisers, thereby reducing their need for our services. Advertisers may also increasingly use self-service advertising tools provided directly by digital advertising platforms or engage agencies without an intermediary.

Because the services we provide may be limited primarily to identifying and making introductions between advertisers and third-party intermediaries, competitors or counterparties that provide a broader range of services, have stronger direct relationships with advertisers, or can otherwise eliminate the need for our services may have a competitive advantage. Increased competition or changes in the manner in which advertisers obtain digital advertising services could reduce demand for our services and materially adversely affect our business.

We may have limited ability to monitor transactions resulting from our introductions and to enforce our rights to receive compensation.

Our ability to generate revenue depends in part on our ability to receive compensation from transactions or advertising activity resulting from introductions that we make. Depending on the terms of our agreements with third-party intermediaries, we may rely on those intermediaries to identify advertisers introduced by us, report the advertising activity generated by those advertisers, and calculate the compensation payable to us.

We may therefore have limited visibility into the transactions occurring between referred advertisers and third-party intermediaries. It may be difficult for us to determine whether an advertiser introduced by us subsequently conducts advertising through an intermediary, the amount of advertising spend associated with that advertiser, or whether the compensation paid to us has been properly calculated.

If we cannot effectively monitor and enforce our contractual rights, we may fail to receive compensation to which we are entitled. Disputes concerning whether an advertiser was introduced by us, the amount of qualifying advertising activity or the applicable compensation rate could result in increased costs, delayed payments, or reduced revenue.

Our reputation and business could be harmed by the conduct or performance of third-party advertising agencies and other intermediaries with which we work.

We may be associated by advertisers with the third-party advertising agencies and other intermediaries to which we refer them. Although we generally do not control the services ultimately provided by those third parties, an advertiser may nevertheless attribute a poor experience with an intermediary to us because we facilitated the relationship.

An intermediary may provide services that are ineffective, delayed or otherwise inconsistent with an advertiser’s expectations. An intermediary could also engage in conduct that violates applicable laws, regulations, advertising-platform policies or industry standards. Such conduct could result in rejected or suspended advertising campaigns, advertiser complaints, disputes, regulatory action, or other adverse consequences.

Even where we are not responsible for the underlying conduct, negative experiences involving an intermediary to which we referred an advertiser could damage our reputation, reduce repeat business and referrals, impair our relationships with potential advertisers, and make it more difficult for us to establish new intermediary relationships.

Changes in the policies, technology, and business practices of digital advertising platforms could indirectly adversely affect our business.

The digital advertising platforms on which our intermediary partners depend may change their advertising policies, targeting capabilities, algorithms, measurement systems, pricing models, data-access policies, account requirements, technical specifications, or available advertising formats.

Although we do not generally contract directly with these platforms, changes implemented by them can affect the third-party intermediaries with which we work and the advertisers whom we introduce to those intermediaries. Such changes may make certain advertising campaigns less effective or more difficult to implement, limit the services that an intermediary can provide, increase the cost of providing advertising services, or reduce advertisers’ demand for particular advertising channels.

The digital advertising industry is also characterized by rapid technological change. If the intermediary partners with which we work are unable to adapt to changes implemented by major platforms, or if advertisers shift their spending to platforms or advertising technologies that are not adequately served by our intermediary network, demand for our services could decline.

In addition, changes in privacy, data protection, consumer protection, and other laws and regulations governing digital advertising may affect the ability of advertising platforms and intermediaries to collect, use, and process data for targeted advertising. Such changes could reduce the effectiveness of digital advertising, increase compliance costs, or otherwise adversely affect the demand for the services provided by our intermediary partners and, consequently, our services.

International Trading Business

Our business is substantially dependent on global trade, and declines or disruptions in international commerce could materially adversely affect our business.

We purchase, sell, import, export, and distribute products across international markets. As a result, our business is substantially dependent on the continued movement of goods across borders and on favorable conditions for international commerce.

International trade is affected by numerous factors beyond our control, including global and regional economic conditions, consumer and business demand, government policies, tariffs, trade agreements, import and export restrictions, sanctions, geopolitical conflicts, diplomatic relations, transportation costs, currency exchange rates, interest rates, and disruptions to global supply chains. A reduction in international trade volume, deterioration in economic conditions in our principal markets, or disruptions in the movement of goods could reduce demand for our products, increase our costs, and adversely affect our operating results.

Changes in tariffs, trade restrictions, and trade policies could materially adversely affect our business, and We may be unable to accurately predict changes in tariffs and other trade policies.

Our business is subject to laws and regulations governing international trade, including tariffs, duties, quotas, import and export controls, trade restrictions, embargoes, sanctions, and other barriers to international commerce.

Governments may impose new or increased tariffs or other restrictions on products that we import or export. Governments may also modify or withdraw existing trade agreements or impose retaliatory tariffs in response to trade policies adopted by other countries. For example, recent changes in international trade policy have resulted in increased tariffs on certain imports and threatened or actual retaliatory measures by trading partners. Such measures can increase the cost of imported products, disrupt established supply chains, and reduce demand for products subject to tariffs.

We may be unable to pass increased tariffs, duties, or other costs through to our customers. Even if we are able to increase our selling prices, higher prices may reduce demand for our products or cause customers to purchase products from alternative suppliers.

Furthermore, trade policies can change rapidly and with limited advance notice. The uncertainty associated with potential changes in tariffs, duties, quotas, and other trade restrictions may make it difficult for us to determine appropriate purchasing, pricing, inventory, and sourcing strategies. We may purchase inventory before a tariff increase becomes effective, resulting in higher costs, or may delay purchases in anticipation of a tariff reduction that does not occur.

In addition, changes in tariff classifications, country-of-origin determinations, or customs valuation rules could result in additional duties, penalties, or other costs.

Our business is exposed to geopolitical risks and international political instability.

We will operate in, source products from, and sell products into multiple countries and regions. Political instability, armed conflicts, diplomatic disputes, civil unrest, changes in government, terrorism, sanctions, and other geopolitical events could disrupt our operations and the movement of goods. Geopolitical tensions may result in trade restrictions, sanctions, border closures, transportation disruptions, increased security costs, or changes in customer demand. A deterioration in relations between the countries in which we operate or from which we source products could materially adversely affect our business.

We depend on suppliers and manufacturers, and disruptions affecting our suppliers could adversely affect our business.

Our ability to generate revenue depends on our ability to obtain products from suppliers in sufficient quantities, at acceptable prices, and on a timely basis. Our suppliers may experience financial difficulties, production problems, labor shortages, regulatory issues, natural disasters, transportation disruptions, or other events that prevent them from fulfilling orders. If a supplier fails to deliver products on time or in accordance with our specifications, we may be unable to fulfill customer orders, resulting in lost sales, penalties, customer dissatisfaction, and reputational harm.

We may not be able to identify suitable alternative suppliers quickly or on commercially reasonable terms. Alternative suppliers may charge higher prices, require longer lead times or provide products that do not meet our customers’ or end users’ requirements.

Furthermore, supplier concentration may increase our exposure to geopolitical and country-specific risks. Events such as tariffs, export restrictions, labor disputes, political instability, currency controls, sanctions, natural disasters, or transportation disruptions could make products unavailable or significantly increase their cost.

We may be exposed to supplier quality and product-compliance risks.

We do not have control over the quality of products supplied by third parties. We generally depend on suppliers to manufacture or provide products in accordance with applicable specifications, laws, and regulations. Products supplied to us may contain defects, fail to meet specifications, or violate applicable safety, labeling, environmental, or other requirements. If defective or non-compliant products enter our supply chain, we may incur costs associated with returns, replacements, recalls, customer claims, regulatory investigations, and reputational damage.

Changes in supplier relationships could adversely affect our margins.

Suppliers may increase prices, modify payment terms, reduce discounts, impose minimum purchase requirements, or change distribution arrangements. We may be unable to pass these increases on to our customers, particularly where customer pricing has been established in advance.

Our business depends on our ability to maintain and expand our relationships with the online platforms, retail stores, and other distribution channels that we use.

Our results depend on our ability to distribute our products through online platforms, retail stores, and other distribution channels so as to reach customers and generate sufficient sales volume. Such distribution channels may enter into exclusive relationships with competitors, terminate their relationships with us for other reasons, develop direct relationships with manufacturers, or source products independently. Loss of these distribution channels could materially reduce our revenue and profitability.

Retail stores and other platforms with significant bargaining power may also demand lower prices, favorable payment terms, or other concessions.

We may be unable to accurately forecast demand, resulting in excess or insufficient inventory.

Our business requires us to make decisions regarding inventory purchases based on anticipated customer demand. If demand is lower than expected, we may hold excess inventory, which could require price reductions, promotional activities or inventory write-downs. Conversely, if demand is greater than anticipated, we may not have sufficient inventory to fulfill customer orders, resulting in lost sales and customer dissatisfaction.

The products we purchase may become obsolete, outdated, damaged, or otherwise less marketable because of changes in customer preferences, technology, regulations, or market conditions. We may be required to write down inventory to its estimated realizable value, which could materially adversely affect our financial results.

Inventory losses, theft, or damage could adversely affect us.

Inventory may be damaged, lost, or stolen while in our possession or while being transported. Even if we maintain insurance coverage, insurance may not fully cover the resulting losses.

Inventory requires substantial working capital.

Our business may require significant amounts of capital to purchase inventory before we receive payment from customers. An increase in inventory requirements or a lengthening of the period between purchasing inventory and collecting customer receivables could increase our working-capital requirements and put pressure on our liquidity.

Disruptions to transportation and logistics, or increases in related costs, could adversely affect our business.

We rely on third-party transportation providers, including ocean carriers, airlines, trucking companies, railroads, freight forwarders, ports, and other logistics providers. Transportation disruptions may result from port congestion, labor disputes, strikes, vessel or aircraft shortages, fuel shortages, weather events, geopolitical conflicts, security incidents, infrastructure failures, or other causes. As our products may be transported through strategically important ports, waterways, and shipping routes, disruptions involving major ports or shipping routes could result in significant delays and higher transportation costs. Disruptions to transportation and logistics, including events affecting major international shipping lanes, could delay deliveries, increase freight costs, and reduce our ability to fulfill customer orders. Our profitability may be affected by changes in ocean freight, air freight, trucking, fuel, warehousing, insurance, and other logistics costs. We may not be able to pass increases in these costs on to customers.

Fluctuations in foreign currency exchange rates, or currency controls, could adversely affect our results.

Because we conduct business in multiple currencies, fluctuations in exchange rates may affect our revenue, cost of goods sold, operating expenses, accounts receivable, accounts payable, and cash flow. Changes in exchange rates may also affect the cost of products purchased from foreign suppliers and the value of sales made to customers in foreign currencies.

Certain countries may impose foreign exchange controls, restrictions on the conversion or repatriation of local currency, or other limitations on the movement of funds across borders. This includes China, where we conduct business. Such restrictions could prevent us from efficiently transferring cash between subsidiaries or repatriating earnings.

Failure to comply with government regulations, including customs laws, export-control laws, and economic sanctions, could result in significant liability.

Our international operations require compliance with customs laws and regulations governing classification, valuation, country of origin, tariffs, duties, and documentation. Government authorities may audit our transactions and challenge our customs classifications or valuations. Failure to comply could result in additional duties, penalties, interest, seizure or detention of goods, and other enforcement actions.

We are also subject to U.S. and foreign export-control and economic-sanctions laws. These laws may restrict transactions involving certain countries, persons, entities, products, or end uses. Violations may result in substantial civil or criminal penalties, loss of export privileges, restrictions on our ability to conduct business, and reputational damage.

Beyond these, certain products may be subject to licensing, safety, environmental, labeling, health, quality, technical, or other regulatory requirements. Changes in these requirements could increase our costs or prevent us from importing or exporting particular products.

We are subject to anti-corruption laws in overseas jurisdictions.

Our international operations expose us to risks under the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions. We may conduct business in countries where corruption and improper payments are more prevalent. Although we maintain policies and procedures designed to promote compliance, we cannot provide any assurance that employees, agents, suppliers, or other third parties will always comply with applicable laws. A violation could result in significant fines, penalties, investigations, and reputational harm.

Our business may require substantial working capital.

The timing difference between purchasing inventory, selling inventory, and collecting customer receivables may create substantial working-capital requirements. We may need to obtain financing to fund inventory purchases and other operating activities. If financing becomes unavailable or more expensive, our ability to purchase inventory and execute orders could be adversely affected.

We depend on key personnel with specialized international trading expertise.

Our success depends on executives and employees with experience in international markets, sourcing, logistics, customs, trade finance, customer relationships, and regulatory compliance. The loss of key personnel could adversely affect our relationships with suppliers and customers and impair our ability to execute our strategy.

We may have difficulty attracting and retaining qualified employees. Competition for employees with international trading, supply-chain, finance, compliance and industry-specific expertise may increase our personnel costs. Any inability to attract or retain qualified personnel could adversely affect our growth.

We face significant competition.

We compete with other importers, exporters, distributors, wholesalers, manufacturers, trading companies, brokers, and online marketplaces. Some competitors may have greater financial resources, stronger supplier relationships, larger distribution networks, or greater purchasing power. Increased competition could result in lower selling prices, reduced margins, and loss of customers.

Our suppliers may increasingly sell directly to customers through their own distribution networks, websites, or other channels. Likewise, customers may seek to purchase products directly from manufacturers. Online marketplaces and digital procurement platforms may make it easier for customers and suppliers to transact directly. Disintermediation could reduce the value of our role in the supply chain and adversely affect our revenue. If we fail to adapt to changing procurement and distribution models, our competitive position could weaken.

We may face product liability claims or contractual disputes

Customers or other parties may assert claims alleging that products sold by us were defective, unsafe, or non-compliant with applicable requirements. Such claims could result in litigation, recalls, product replacement costs, indemnification obligations, and reputational damage.

We may also face disputes with customers, suppliers, logistics providers, or other counterparties concerning pricing, delivery, quality, payment, warranties, or other contractual matters. International disputes may be particularly costly and difficult to resolve.

General Business-Related Risks

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

Adverse macroeconomic conditions, including lower consumer confidence, changes to fiscal and monetary policy, the availability and cost of credit, and weakness in the economies in which we or our licensees and the users of our services or those of our licensees are located may continue to adversely affect our business, financial condition, and results of operations. In recent years, the United States, Europe and other key global markets have experienced historically high levels of inflation, which have impacted, among other things, employee compensation expenses. If inflation rates rise again or continue to remain historically high or further increase in those locations where inflation rates remain elevated, it will likely affect our expenses, and may reduce consumer discretionary spending, which could affect the buying power of our users and lead to a reduction in demand for our services. Other events and trends that could result in decreased levels of consumer confidence and discretionary spending include a general economic downturn, recessionary concerns, high unemployment levels, and increased interest rates, as well as any sudden disruption in business conditions. Economic growth in Mainland China has declined notably in recent years, affecting us through the impact on Hong Kong’s economy. Additionally, geopolitical developments, such as wars in Ukraine and the Middle East, tensions between the United States and China, climate change, and the responses by central banking authorities to control inflation (in some economies of the West) or boost growth (in China), can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce the expected returns.

From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation and expansion of existing businesses, such as our digital commerce operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability; however, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. As examples of such significant investments, we purchased Rafael AI in fiscal year 2026 and Best Life in fiscal year 2027. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

We may need additional capital in the future to finance our planned growth, which we may not be able to raise or which may only be available on terms unfavorable to us or our stockholders, and this may result in our inability to fund our working capital requirements and harm our operating results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents, and short-term investments may not meet our working capital and capital expenditure requirements. We may be required to raise additional funds in fiscal year 2027 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures or perceived opportunities, such as investment, acquisition, marketing, and development activities.

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

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal controls over financial reporting involves a process designed by, or under the supervision of, the principal executive and principal financial officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and to ensure that receipts and expenditure of the Company are being made only in accordance with authorizations of management or directors of the Company; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

We may be subject to income taxes in multiple jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax provisions in multiple tax jurisdictions. At any one time, multiple tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Further, our effective tax rate in a given financial period may be materially impacted by changes in mix and level of earnings or by changes to existing accounting rules or regulations. In addition, tax legislation enacted in the future could negatively impact our current or future tax structure and effective tax rates.

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

We have historically incurred net operating losses for U.S. federal income tax purposes and have not been required to pay material U.S. federal income taxes as a result of such losses. We generally expect our net operating loss carryforwards to be available to offset a portion of future taxable income, subject to applicable limitations. However, our ability to utilize these net operating loss carryforwards may be limited under applicable tax laws, including limitations arising from changes in ownership, and there can be no assurance that we will be able to realize the full benefit of such carryforwards. If we generate taxable income in future periods and are unable to utilize our net operating loss carryforwards to fully offset such income, we may be required to make material cash tax payments.

We earn a substantial portion of our income in foreign countries and are subject to the tax laws of those jurisdictions. There have been proposals to reform foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flow. We also earn income and conduct operations in foreign jurisdictions and are subject to the tax laws and regulations of those jurisdictions. Changes in tax rates, tax laws, regulations, administrative practices or interpretations in the jurisdictions in which we operate could increase our tax liabilities or otherwise adversely affect our effective tax rate and cash flow.

Our effective tax rate may vary from period to period as a result of, among other factors, changes in the geographic mix of our earnings and losses, changes in the amount and utilization of net operating loss carryforwards, changes in valuation allowances against deferred tax assets, adjustments to prior-year tax provisions, and changes in applicable tax laws or tax rates.

Portions of our operations are subject to a reduced tax rate or may be free of tax under various tax holidays and rulings. We also utilize tax rulings and other agreements to obtain certainty in the treatment of certain tax matters. These holidays and rulings expire in whole or in part from time to time and may be extended when certain conditions are met or terminated if certain conditions are not met. The impact of any changes in conditions would be the loss of certainty in treatment thus potentially impacting our effective income tax rate.

We may be subject to examination of our tax returns by the U.S. Internal Revenue Service and foreign tax authorities. The determination of our tax liabilities requires judgment, and tax authorities may disagree with tax positions taken by us. The ultimate outcome of any tax examination or assessment could differ from amounts recorded in our financial statements and could result in additional taxes, interest or penalties. Any such additional liabilities could adversely affect our results of operations, financial condition, and cash flow.

For as long as we are a “smaller reporting company,” we will not be required to comply with certain reporting requirements that apply to other publicly reporting companies. We cannot predict whether the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are currently a “smaller reporting company.” For as long as we continue to be a smaller reporting company, we may choose to take advantage of certain exemptions from reporting requirements applicable to other publicly reporting companies that are not smaller reporting companies. These include not being required to comply with the auditor attestation requirements for the assessment of our internal controls over financial reporting provided by Section 404 of the Sarbanes-Oxley Act of 2002, and not being required to provide certain disclosure regarding executive compensation required of larger publicly reporting companies. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our shares and our share price may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other publicly reporting companies and you may not have the same protections afforded to shareholders of such companies.

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

Our auditor, Enrome, is not headquartered in mainland China or Hong Kong. Nevertheless, should Enrome or any of our former or future auditors have any work papers in China or Hong Kong at any point in the future that the PCAOB is unable to fully inspect, it will be difficult to evaluate the effectiveness of such auditors’ audit procedures or equity control procedures, and investors could consequently lose confidence in our reported financial information and procedures or the quality of our financial statements, which could adversely affect us and our Common Stock. Furthermore, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate Enrome or other future auditors at such future time, an exchange will likely delist our securities.

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

Greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.

Over the years, the PRC has enacted a number of laws and regulations aimed at governing the collection and security of personal data. These include the Cybersecurity Review Measures, which took effect on February 15, 2022 and require a government review of critical information infrastructure operators (“CIIOs”) and of internet operators that possess the personal information of at least one million users or meet certain other criteria; the Network Data Security Administration (Draft for Comments), published in 2021 and not yet enacted, which provides that companies engaging in data processing activities that may affect national security must apply for a cybersecurity review by the CAC under certain circumstances; the PRC Data Security Law, promulgated in 2021, which imposes certain requirements for the collection and processing of data in order to protect its security; the Personal Information Protection Law, promulgated in 2021, which integrates various scattered rules with respect to personal information rights and privacy protection; the Rules on the Scope of Necessary Personal Information for Common Types of Mobile Internet Applications, which came into effect in 2021 and prohibits the operators of mobile apps from denying users access to the apps just because they do not consent to the collection of unnecessary personal information; and the Measures for the Security Assessment of Data Cross-border Transfer, effective in 2022, which require data processors to apply for a cross-border security assessment coordinated by the CAC under certain circumstances, including where they transfer personal information overseas and have already transferred personal information of more than 100,000 people, or sensitive personal information of more than 10,000 people, overseas since the start of the previous year. (See also the discussion of the Confidentiality and Archives Administration Provisions, below.

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

There nevertheless remains uncertainty as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. There is no assurance that YYEM will be able to fully or timely comply with any of the personal data and data security laws should they be deemed to be applicable to its operations. There is no certainty as to how any review or other actions would impact YYEM’s operations, and we cannot guarantee that any clearance could be obtained or maintained if approved.

In the future, YYEM may be subject to PRC laws and regulations, including those regarding corporate structure, overseas listings, data- and cybersecurity, and anti-monopoly concerns, which could result in a material negative impact on its operations and the value of the securities we are registering for sale.

YYEM is incorporated and registered under the laws of Hong Kong. YYEM does not have, nor does it intend to have, any subsidiary, VIE structure or direct operations in mainland China. All of YYEM’s revenue and profit are currently generated by operations in Hong Kong. The Basic Law of the Hong Kong Special Administrative Region (the “Basic Law”) provides that PRC laws and regulations shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law, which is confined to laws relating to national defense, foreign affairs, and other matters that are not within the scope of autonomy. YYEM therefore is not directly subject to PRC laws and regulations regarding the general conduct of its business or regarding overseas listings.

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

On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “New Overseas Listing Rules”) with five interpretive guidelines, which took effect on March 31, 2023. The New Overseas Listing Rules require Chinese domestic enterprises to complete filings with relevant governmental authorities and report related information under certain circumstances. The new rules provide that the determination as to whether a Chinese domestic company is indirectly offering and listing securities on an overseas market shall be made on a substance-over-form basis, and if the issuer meets the following conditions, the offering and listing will be deemed an indirect overseas offering and listing by a Chinese domestic company: (i) the revenue, profit, total assets or net assets of the Chinese domestic entity constitutes more than 50% of such item in the issuer’s audited consolidated financial statements for the most recent fiscal year; or (ii) the senior managers in charge of business operations and management of the issuer are mostly Chinese citizens or with a regular domicile in China, the main locations of its business operations are in China, or its main business activities are conducted in China. YYEM is headquartered in Hong Kong, and at least 50% of its executive officers and directors are based in Hong Kong and are not Chinese citizens. Furthermore, all of its assets are located in Hong Kong and all of its revenue and profit are generated from operations in Hong Kong. We therefore believe that YYEM is not subject to the New Overseas Listing Rules.

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

Even though most of YYEM’s revenue is generated outside Hong Kong, any adverse changes in the economic, political, legal, and social conditions of Hong Kong could lead to an adverse impact on the demand for YYEM’s services and result in deteriorating financial performance of the Company.

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

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect the market price of equity securities of many companies, including ours. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political, and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our shares.

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

The price of our Common Stock may continue to be especially volatile, and if the benefits of any particular acquisition do not meet the expectations of investors, stockholders, or financial analysts, the market price of our Common Stock may decline.

The trading price of our Common Stock has been volatile, and fluctuations in the price could contribute to the loss of all or part of your investment. Our stock price may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed in this section, among other factors, could have a material adverse effect on your investment, and our Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our Common Stock may not recover and may experience a further decline.

If the performance of the Company does not meet the expectations of investors or securities analysts, the market price of our Common Stock may decline. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Common Stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition, or results of operations. A decline in the market price of our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price of our Common Stock may be negatively impacted. In the event that securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our share price and trading volume to decline.

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

We could issue a significant number of shares of Common Stock, for example in connection with investments or acquisitions. We may increase the number of shares of Common Stock reserved for the 2026 AiRWA Share Incentive Plan, which would provide additional shares of Common Stock for the issuance, pursuant to the terms and subject to the conditions set forth in such plan, of long-term incentive compensation which may take the form of options, restricted stock units or other securities. Any of these issuances could dilute existing stockholders of the Company, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Common Stock. Any issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Common Stock, either by diluting the voting power of our Common Stock if the preferred stock votes together with the Common Stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our Common Stock. The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences, or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Common Stock by making an investment in the Common Stock less attractive. For example, investors in the Common Stock may not wish to purchase Common Stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Common Stock at the lower conversion price, causing economic dilution to the holders of Common Stock. As of April 30, 2026, the Company had no shares of preferred stock authorized, issued, or outstanding.

The Company may someday have large shareholders able to exert significant influence on the Company, and their interests may conflict with the interests of other shareholders.

The Company has in the past had, and could in the future have, large shareholders, including officers and directors. These shareholders would be able to exert significant influence over certain matters, including matters that must be resolved by a general meeting of shareholders, such as the election of members to the board of directors or the declaration of dividends or other distributions. To the extent that the interests of these shareholders may differ from the interests of the Company’s other shareholders, the Company’s other shareholders may be disadvantaged by any actions that these shareholders may seek to pursue.

Our stockholders may not be able to enforce judgments entered by United States courts against certain of our officers and directors.

We are incorporated in the State of Delaware. However, most of our directors and executive officers may reside outside of the United States. As a result, our stockholders may not be able to effect service of process upon those persons within the United States or enforce against those persons judgments obtained in U.S. courts.

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

There were no cybersecurity incidents during the financial year ended April 30, 2026, that resulted in an interruption to our operations or known losses of any critical data or that otherwise had a material impact on our business strategy, financial condition, or results of operations. However, the scope and impact of any future incident cannot be predicted. See Item 1A, “Risk Factors,” for more information on how material cybersecurity attacks might impact our business.

Governance and oversight

Our Board acknowledges the significance of robust cybersecurity management programs and actively participates in overseeing and reviewing our cybersecurity risk profile and exposures. At Rafael AI, where our business has particular cybersecurity requirements, we have in-house security engineers responsible for end-to-end internal governance over corporate cybersecurity, data security, and AI-model-related security. Professional third-party security vendors are retained to support the delivery of cybersecurity-related activities. Given the size and nature of our other operations, we currently do not maintain a separate cybersecurity department or a dedicated cybersecurity management function covering our other businesses. We do, however, contract with a third-party cybersecurity company for support on an as-needed basis, and the Board and management consider cybersecurity risks in connection with their overall assessment and oversight of operational and business risks.

ITEM 2. PROPERTIES

As of the date of this report, we do not own any properties. Our principal office is located at 28/F, The Galaxy, 313 Castle Peak Road, Kwai Chung, New Territories, Hong Kong. The lease on that office will expire on June 14, 2027. Rafael AI is based at B-3-12, Ioi Boulevard, Bandar Puchong Jaya, Puchong, Selangor, Malaysia. Best Life’s registered office is at 8/F, Block C, Fou Wah Industrial Building, 10-16 Pun Shan Street, Tsuen Wan, Kowloon, Hong Kong, and its current warehouse facility is located at B28, 3/F, Block B, Cambridge Plaza, 188 San Wan Road, Sheung Shui, New Territories, Hong Kong.

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on Nasdaq under the symbol “YYAI”. The last reported sales price for our common stock as reported on Nasdaq on September 18, 2026 was $0.72.

Holders of Record

On September 18, 2026, there were 529 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries and holders of unissued shares common stock.

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we anticipate paying any in the near future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Equity Compensation Plans

On November 11, 2020, the Board of Directors of the Company approved the Slinger Bag Inc. Global Share Incentive Plan (2020) (subsequently renamed the “2026 AiRWA Share Incentive Plan”) (the “Plan”), which was approved by stockholders holding in the aggregate 999,375 shares of the Company’s common stock, or approximately 75.4% of the Company’s common stock outstanding on such date. The Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock, and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

On April 17, 2026, the stockholders of the Company approved an amendment to the Plan to increase the number of shares available for issuance to 3,500,000 and to insert an “evergreen” provision that allows for an annual increase in the number of shares available for issuance under the Plan to be added on the first day of each fiscal year through and including 2030 in an amount equal to 8% of the number of shares of our common stock outstanding on the immediately preceding April 30 or such lesser amount as may be determined by the Board or the compensation committee of the Board.

The Company currently has a total of 8,589 shares available for issuance under awards to be made under the Plan, all of which may, but need not, be issued in connection with ISOs. To the extent that an award lapses, expires, is canceled, is terminated unexercised, or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The Plan shall continue in effect, unless sooner terminated, until the 10th anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires, non-employee directors, and additional non-employee consultants are eligible to participate in the Plan, as well. The number of awards to be granted to officers, non-employee directors, employees, and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All dollar figures expressed in terms of millions are rounded to one decimal place; all dollar figures expressed in terms of thousands are rounded to the nearest thousand. All percentages are calculated using the unrounded underlying figures and rounded to the nearest whole number.

Overview

AI Services

Through Rafael AI, the Company provides end-to-end full-cycle services designed to empower enterprises to transition seamlessly from raw data to intelligent applications. This business is structured around five interconnected AI-related modules, together forming a closed-loop system in which data generation, model refinement, and operational feedback continuously reinforce one another. Its services are tailored to specialist industries such as healthcare, industrial manufacturing, and autonomous driving. We recorded $6.6 million of revenue from our AI services business in the final quarter of our financial year ended April 30, 2026, which was the period during which Rafael AI was our subsidiary.

Technology Licensing

Through YYEM, the Company owns patents and other proprietary technology for licensing out to partners worldwide, enabling them to create localized matchmaking experiences tailored to their specific markets and cultures. By providing such patents, we aim to enable our partners to develop matchmaking services that resonate with local users while benefiting from advanced matching algorithms, safety features, and engagement tools. Our technology licensing business generated royalties of $7.3 million in our financial year ended April 30, 2026.

Advertising

Our subsidiary YYEM also provides digital marketing solution services related to performance advertising across diversified advertising channels such as Google, TikTok, and Meta. Services typically include marketing strategy and planning; platform account setup and media placement; production of advertising creative (video and other content); and ongoing campaign monitoring, analytics, optimization, and reporting. We have developed key relationships integral to this business, both with companies seeking to promote their products and services and with companies that have direct buying relationships with the platforms, which we are leveraging as we build market share. This business generated approximately $12.0 million of revenue in our financial year ended April 30, 2026.

Recent Developments

On July 27, 2026, we entered into a share purchase agreement with Nova Innovation Tech Ltd, a BVI company, to acquire all the share capital of Oceancrest Investment Holdings Limited, a BVI holding company, which owned 97% of Best Life for $50 million (the “Base Consideration”), payable in USDT (Tether) or cash, with additional earn-out amounts payable if Best Life achieves specified revenue targets.

Best Life is a cross-border consumer-goods distribution and e-commerce business, leveraging direct brand sourcing, import expertise, bonded warehousing, platform operations, offline retail access, and selected private-label development to sell Japanese and other international consumer products across China and other overseas markets. It has in place business relationships with brand owners and manufacturers upstream and with e-commerce platforms, supermarkets, specialty retailers, and online resellers downstream. While Best Life historically has focused on Asia, it has recently launched an international expansion program to the UK, the U.S., Canada, and New Zealand.

On July 30, 2026, we closed on the transaction, paying $30 million toward the purchase price and receiving all of the shares of the holding company, giving us a 97% equity interest in Best Life. By October 28, we are required to pay the balance of the Base Consideration. If the Target achieves gross revenue of $10 million for the fiscal year ending December 31, 2026, the Company will make an earn-out payment of $30 million, and if it achieves gross revenue of $25 million for the fiscal year ending December 31, 2027, the Company will make an earn-out payment of $50 million.

To fund the purchase of Best Life, we sold 4,526,380 shares of Common Stock on a split-adjusted basis, following the financial year end on April 30, 2026, under the Sales Agreement described below under Results of Operations — Liquidity and Capital Resources — Financing Activities, raising approximately $16.3 million in gross proceeds.

Because the acquisition of Best Life occurred after April 30, 2026, it does not form part of management’s analysis of our financial condition and results of operations as of, and for the financial year ended on, that date.

Components of Results of Operations

Revenue

Our revenue is generated from the sale of customized “data-to-AI” end-to-end solutions, from license fees paid by customers for the use of our technology, and from digital marketing solution services.

AI services revenue is generated from the sale of customized “data-to-AI” end-to-end solutions directly to customers. These solutions consist of highly integrated software deliverables that are designed and customized based on customers’ specific requirements. Revenue from the sale of such solutions is recognized when control of the completed software solution is transferred to and accepted by the customer.

License revenue is generated from license fees paid by customers for the use of our technology.

Advertising revenue is generated from the provision of digital marketing solution services related to performance advertising across diversified advertising channels.

Cost of revenue

Cost of revenue consists of costs directly attributable to the generation of revenue.

For our AI services business, cost of revenue consists primarily of salaries, amortization charges related to intangible assets, and depreciation of property and equipment that are directly attributable to the development and delivery of our customized “data-to-AI” end-to-end solutions.

For our technology licensing business, cost of revenue consists primarily of amortization charges related to intangible assets, specifically technology rights.

For our advertising business, cost of revenue consists primarily of media and platform costs and third-party cooperating-platform and campaign delivery costs.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and benefits for employees involved in general corporate functions; professional fees for external legal, accounting, and other consulting services; travel expenses; and other general office and administrative expenses.

Gross Profit

Gross profit is calculated as revenue less cost of revenue.

Results of Operations

Year Ended April 30, 2026, Compared to the Year Ended April 30, 2025

The following are the results of our operations for the year ended April 30, 2026, as compared to the year ended April 30, 2025:

	Year Ended April 30,		Change
	2026	2025	Amount	%
Revenue	$25,807,289	$12,818,182	$12,989,107	101%
Cost of Revenue	22,469,620	2,976,923	19,492,697	655%
Gross Profit	3,337,669	9,841,259	(6,503,590)	(66)%
Operating Expenses:
Selling and Marketing Expenses	746,230	-	746,230	-
General and Administrative Expenses	8,714,244	3,261,402	5,452,842	167%
Total Operating Expenses	9,460,474	3,261,402	6,199,072	190%

Operating (Loss)/Income	(6,122,805)	6,579,857	(12,702,662)	(193)%

Revenue

Our revenue increased by $12.9 million, or 101%, from $12.8 million for the year ended April 30, 2025 to $25.8 million for the year ended April 30, 2026, driven by the recognition of approximately $6.6 million of AI services income following the acquisition of Rafael AI and the recognition of approximately $12.0 million of advertising income following the launch of our advertising business, partially offset by an approximately $5.7 million decrease in license revenue following the termination of the related license agreements.

Cost of Revenue

Our cost of revenue increased by $19.5 million, or 655%, from $3.0 million to $22.5 million, primarily due to increased costs as we grew with the addition of our advertising and new AI-related businesses during the year ended April 30, 2026. In particular, Rafael AI had an uptick in expenditure on medical-related research and development from February through April 2026 as it sought to establish itself as a leader in Southeast Asia in developing AI models for traditional Chinese medicine. As a result, gross profit decreased by $6.5 million, or 66%, from $9.8 million to $3.3 million.

Selling and Marketing Expenses

Selling and marketing expenses, which primarily consist of salaries, office expenses, rent, utilities, and marketing fees, increased by $0.7 million, from nil for the year ended April 30, 2025, as we promoted our new advertising services and our newly acquired AI services business.

General and Administrative Expenses

General and administrative expenses, which mainly relate to salaries, professional fees, and other general office and administrative expenses, increased by $5.5 million, or 167%, from $3.3 million for the year ended April 30, 2025 to $8.7 million for the year ended April 30, 2026, primarily driven by the growth of our business through the acquisition of Rafael AI and related fees and expenses. Bad debt increased by approximately $1.0 million; approximately $1.3 million was paid as commission in relation to the acquisition of Rafael AI; and approximately $2.4 million of professional expenses were paid in relation to the acquisition, such as legal fees, accounting fees, and audit fees.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flow for the years ended April 30, 2026 and 2025, as indicated.

	For the Years Ended April 30
	2026	2025
Net cash used in operating activities	$(20,855,471)	$(379,388)
Net cash used in investing activities	(164,122,025)	-
Net cash provided by financing activities	197,702,960	394,781
Net increase in cash and cash equivalents	12,725,464	15,393
Cash and cash equivalents, beginning of year	54,744	39,351
Cash and cash equivalents, end of year	$12,780,208	$54,744

Operating activities

Net cash used in operating activities for the year ended April 30, 2026, was $20.9 million, compared with $0.4 million for the year ended April 30, 2025. The $20.5 million increase in net cash used in operating activities was primarily attributable to the change from net income of $4.6 million in fiscal year 2025 to a net loss of approximately $15.4 million in fiscal year 2026, together with increased cash deployed into digital assets and contract costs. As detailed below, these increases in cash usage were partially offset by a significantly lower increase in accounts receivable in fiscal year 2026, as well as increases in contract liabilities and accounts payable.

For the year ended April 30, 2026, net cash used in operating activities was $20.9 million, which was primarily attributable to (i) net non-cash and other reconciling items of $20.2 million, primarily consisting of depreciation and amortization expense, impairment losses on intangible assets, an investment in Brightstar, amounts due from a director, other receivables, and a loss on financial assets at fair value through profit or loss; (ii) an increase of approximately $19.2 million in digital assets, primarily reflecting cash used to acquire digital assets during the year; (iii) an increase of $3.8 million in contract costs, reflecting costs incurred and deferred in connection with customer contracts in our AI services business; (iv) an increase of $1.6 million in accounts receivable, primarily attributable to the timing of customer billings and collections; (v) an increase of $0.7 million in prepayments and deposits, primarily reflecting advance payments made in the ordinary course of business; and (vi) a decrease of $4.9 million in income taxes payable, primarily reflecting the settlement of tax liabilities during the year. These cash outflows were partially offset by (i) an increase of approximately $4.4 million in contract liabilities, primarily attributable to consideration received from AI services customers in advance of the satisfaction of the related performance obligations; (ii) an increase of $5.0 million in accounts payable, primarily attributable to the timing of payments to vendors and suppliers in our AI services business; (iii) a decrease of $0.6 million in other receivables, primarily attributable to the collection or settlement of previously outstanding balances; and (iv) an increase of $0.8 million in accrued expenses, primarily attributable to expenses incurred but not yet paid as of year-end.

For the year ended April 30, 2025, net cash used in operating activities was approximately $0.4 million, which was primarily attributable to $8.4 million of net cash used as a result of changes in operating assets and liabilities, partially offset by $3.4 million of non-cash items, primarily consisting of $3.0 million of depreciation and amortization expense on our patents, a $0.3 million loss on financial assets at fair value through profit or loss, and shares issued to prior management upon the exercise of warrants issued in earlier periods for services rendered. Changes in operating assets and liabilities included (i) an increase of $12.1 million in accounts receivable, primarily attributable to revenue growth and the timing of customer collections; and (ii) an increase of $0.6 million in prepayments and deposits, primarily attributable to advance payments made by the Company in the ordinary course of business. These cash outflows were partially offset by (i) an increase of $2.3 million in accrued expenses, mainly attributable to the timing of payments for professional fees, compensation, and other operating expenses; and (ii) an increase of $2.0 million in income taxes payable, as income tax liabilities recognized during the year exceeded cash tax payments.

The cash flow impact from accounts receivable improved significantly in fiscal year 2026. Accounts receivable increased by $1.6 million, compared with an increase of $12.1 million during fiscal year 2025, resulting in a significantly lower amount of operating cash being held as accounts receivable in fiscal year 2026.

Investing Activities

Net cash used in investing activities for the year ended April 30, 2026, was $164.1 million, compared with nil for the year ended April 30, 2025. The net cash used in investing activities in fiscal year 2026 was attributable to the Company’s cash payment of $36.0 million for 30% of YYEM and its purchase of $140.0 million of USDT which was later used as consideration for the purchase of Rafael AI but which was offset in part by the acquisition of Rafael AI’s approximately of $11.8 million of cash and cash equivalents.

Financing Activities

Net cash provided by financing activities for the year ended April 30, 2026 was $197.7 million, compared with $0.4 million for the year ended April 30, 2025. This increase in financing cash inflows was primarily attributable to the Company’s use of external equity financing in fiscal year 2026. Financing cash inflows during this year primarily consisted of (i) $172.6 million of proceeds from at-the-market offerings of shares; (ii) $14.8 million of proceeds from a registered direct offering of shares; (iii) $5.8 million of proceeds from a private placement of shares to our Chairman at the time; and (iv) $4.6 million of proceeds from another private placement. The Company also received an immaterial amount of proceeds from the exercise of warrants for cash during the year.

In comparison, net cash provided by financing activities for the year ended April 30, 2025, was approximately $0.4 million, primarily attributable to an increase of approximately $0.7 million in amounts due to a related party, partially offset by an increase of approximately $0.3 million in amounts due from a related party. Accordingly, the year-over-year increase in financing cash flow primarily reflects a shift from limited related-party financing activities in fiscal year 2025 to substantial equity capital raising activities in fiscal year 2026.

On January 8, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company could sell from time to time, at its option, shares of the Company’s common stock through or to the Agent, as sales agent or principal. Sales under the Sales Agreement would be made pursuant to the Company’s registration statement on Form S-3 (File No. 333- 279880) (the “Registration Statement”), filed with the SEC on January 8, 2025, and were described in detail in the related base prospectus and prospectus supplement, as amended, included as part of the Registration Statement. The compensation payable to the Agent as sales agent would be 3.0% of the gross proceeds from each sale of shares through or to the Agent pursuant to the Sales Agreement. During the year ended April 30, 2026, the Company sold 1,147,525 shares of common stock pursuant to the Sales Agreement for aggregate gross proceeds of approximately $172.6 million. As of the date of this Annual Report, the Company is unable to sell shares under the Sales Agreement as the Registration Statement is not available for use as a result of the Company not being current in its reporting obligations under the Securities Exchange Act of 1934. The Company does not expect to be eligible to resume sales under the Sales Agreement until at least August 1, 2027.

Based on our current operating plans, we believe that our existing cash at the time of this filing will be sufficient to meet our anticipated operating needs for at least the next 12 months and that we will have sufficient financial resources available through capital markets fundraising if we should decide to incur additional capital expenditure or make other investments and to pay amounts potentially owing under an earn-out in respect of Best Life. Our future capital requirements will depend upon many factors, including competing technological and market developments, our R&D efforts, and decisions regarding acquisitions of further companies or other assets, and there can be no guarantee that we will be able to raise sufficient funds on acceptable terms or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue, or expenses, results of operations, liquidity, capital expenditure, or capital resources that are material to investors.

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

Allowance for Credit Losses

Accounts receivable are stated at their historical carrying amount net of an allowance for credit losses.

Allowance for credit loss represents management’s best estimate of probable losses inherent in the portfolio. On June 30, 2022, the Company adopted ASC 326, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaced the “incurred loss” impairment methodology with an approach based on “expected losses” to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.

The Company considers various factors, including the nature of the receivable, historical collection experience, and age of the accounts receivable balances; the credit quality and specific risk characteristics of its customers; and current economic conditions, to develop an estimate of credit losses. Additionally, the Company makes specific allowance for credit losses based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of April 30, 2026 and 2025, the Company recorded an allowance for credit losses of $300,000 and nil, respectively, against other receivables.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flow expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. The Company recognized an impairment charge of approximately $7.5 million for the year ended April 30, 2026. No impairment charge was recognized for the prior year.

Fair value of financial instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements of assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

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

Royalty income

In the case of royalty income, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled for its products and services. Accounts receivables are recorded when the right to consideration becomes unconditional. The Company’s terms and conditions vary by customer but typically provide net 90-day terms.

The Company receives royalty income in the form of license fees from customers for the use of the Company’s technology rights by the customers. Royalty income is recognized over time when the Company’s technology rights are used by customers in accordance with the terms and conditions of the relevant license agreement. Revenue is recognized by the Company not only when invoices have been signed and confirmed by customers but also at the end of each year over the term of the relevant license agreements as the service is provided to the customers.

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

AI revenue

The Company acquired Rafael AI on January 30, 2026. Rafael AI generates revenue from the sale of customized “data-to-AI” end-to-end software solutions directly to customers. Rafael AI is the sole legal and beneficial owner of the software and enters into contracts with its customers as a principal in the related transactions. The sale of customized “data-to-AI” end-to-end solutions is considered a distinct product as it is highly integrated, interdependent, and interrelated. The customers cannot use any component on a standalone basis to obtain economic benefits. The contracts contain a single performance obligation, which is to deliver a complete integrated software solution to the customers in exchange for the agreed consideration. The performance obligation is satisfied when the customers obtain control upon completion and delivery of all software deliverables. The customers do not simultaneously receive and consume benefits as the Company performs the contracts and do not control the software during development. Furthermore, the software has no alternative use, and Rafael AI does not have an enforceable right to payment for partial performance. The terms of pricing and payment stipulated in the contract are fixed, without variable consideration, a significant financing component, non-cash consideration, and consideration payable to customers. Upon delivery of products, Rafael AI does not accept product returns or refunds except for quality issues. Rafael AI has obligations to make refunds when the product has not been delivered. Rafael AI usually provides a one-year product warranty for delivered products. Rafael AI recognizes revenue when control of the products has been transferred to customers. The transfer of control is considered complete when products have been accepted and received by customers. Amounts received in advance are recorded as contract liabilities. Contract liabilities are recognized as revenue when the products are delivered to, and accepted by, the customers. This activity falls within the scope of ASC 606.

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

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flow, or disclosure.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures, which focuses on improving disclosure about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, G&A, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. These amendments provide guidance on accounting for induced conversions of convertible debt instruments. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. These amendments are effective immediately and must be applied on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. These amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. These amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. These amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. This standard simplifies the accounting for internal-use software costs and is effective for fiscal years beginning after December 15, 2026. The Company does not expect adoption of this standard to have a material impact on its financial position, results of operations, or cash flow.

In December 2025, FASB issued Accounting Standards Update ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. This standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is assessing the potential impact of this guidance on its consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01, Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This standard amends ASC Topic 505 (Equity) to standardize the initial measurement of paid-in-kind dividends on equity-classified preferred stock, requiring such dividends to be initially measured based on the paid-in-kind dividend rate stated in the preferred stock agreement. These amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The Company does not currently have equity-classified preferred stock with paid-in-kind dividend provisions and therefore does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company does not currently have material environmental credits or environmental credit obligations and does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

The Company has reviewed other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements is expected to have a material effect on its consolidated financial statements or related disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

The financial statements and supplementary financial information required by this Item 8 are set forth immediately below and are incorporated herein by reference.

AiRWA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AiRWA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiRWA Inc. and its subsidiaries (the “Company”) as of April 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive income(loss), changes in shareholders’ equity, and cash flow for each of the years ended April 30, 2026 and 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flow for each of the years ended April 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosure in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 14 to the consolidated financial statements, on January 30, 2026, the Company completed the acquisition of 100% of the outstanding shares of Aberfeldy Holdings Limited, the holding company that owns Rafael AI Sdn. Bhd. (known at the time as 26 Rafael Sdn. Bhd.), for consideration of $140.0 million. In connection with the business combination, the Company recorded various intangible assets, which included development costs and customer relationship assets with provisional fair values of $54.8 million and $42.0 million, respectively.

We identified the evaluation of the provisional fair values of the development costs and customer relationships assets as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the significant assumptions, specifically: revenue growth rates and the discount rate applied in the valuation of the development costs; and follow-on revenue, profitability, customer attrition rate and the discount rate applied in the valuation of the customer relationship assets. Changes in these assumptions could have a significant effect on the fair values.

Additionally, the evaluation of the customer attrition rate and discount rates required specialized skills and knowledge. The following are the primary procedures we performed to address this critical audit matter: We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process. This included controls related to the determination of revenue growth rates and the discount rate for development costs as well as controls related to follow-on revenue, profitability, the customer attrition rate, and the discount rate for customer relationship assets. We evaluated revenue growth rates for development costs and follow-on revenue and profitability for customer relationships assets, by comparing them to the acquiree’s historical results and relevant industry data. And we involved valuation professionals with specialized skills and knowledge who assisted in assessing the attrition rate by comparing it to historic customer attrition rates of the acquiree; analyzing the discount rates by comparing them to independently developed ranges of discount rates using publicly available market data for comparable entities; and assessing revenue growth and margins by comparing past projections to actual performance.

/s/ Enrome LLP

We have served as the Company’s auditor since 2025.

Singapore

September 21, 2026

AiRWA INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	As of	As of
	April 30, 2026	April 30, 2025

ASSETS
Current Assets:
Cash and cash equivalents	$12,780,208	$54,744
Investment	-	1,382,857
Accounts receivable	17,997,211	15,388,701
Amount due from related party	-	2,827,528
Contract costs	6,548,813	-
Right-of-use asset	3,679	-
Digital assets	19,245,771	-
Deposits	310,576	-
Prepayments	1,234,161	-
Other receivables	1,341,413	2,742,329

Total Current Assets	59,461,832	22,396,159

Non-Current Assets:
Property and equipment, net	1,297,703	-
Goodwill	58,320,569	-
Intangible assets, net	91,275,497	10,509,635

Total Non-Current Assets	150,893,769	10,509,635

TOTAL ASSETS	$210,355,601	$32,905,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$4,992,442	$-
Accrued expenses	3,453,832	2,428,131
Contract liabilities	10,802,800	-
Amount due to related party	-	775,406
Income taxes payable	-	3,283,634

Total Current Liabilities	19,249,074	6,487,171

Non-Current Liabilities
Deferred tax liabilities	20,542,972	-

Total Non-Current Liabilities	20,542,972	-

Total Liabilities	39,792,046	6,487,171

Commitments and contingency

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized; approximately 52,678 and 364 shares issued and outstanding as of April 30, 2026 and 2025, respectively.	52	-
Additional paid-in capital	182,000,909	19,153,349
(Accumulated deficit) retained earnings	(11,437,406)	6,123,114

Total AiRWA Inc. shareholders’ equity	170,563,555	25,276,463
Non-controlling interest	-	1,142,160

Total Shareholders’ Equity	170,563,555	26,418,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$210,355,601	$32,905,794

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Years Ended
	April 30, 2026	April 30, 2025

REVENUE	$25,807,289	$12,818,182

COST OF REVENUE	22,469,620	2,976,923

GROSS PROFIT	3,337,669	9,841,259

OPERATING EXPENSES
Selling and marketing expenses	746,230	-
General and administrative expenses	8,714,244	3,261,402
Total Operating Expenses	9,460,474	3,261,402

OPERATING (LOSS)/INCOME	(6,122,805)	6,579,857

NON-OPERATING INCOME
Overprovision of prior year income tax	3,283,634	-
Shares guarantee income	427,818	330,480
Interest income	72,735	65,367
Total Non-Operating Income	3,784,187	395,847

NON-OPERATING EXPENSE
Amortization of intangible assets	(4,505,038)
Impairment of intangible assets	(7,532,712)	-
Loss on write-off of investment	(955,038)	-
Impairment loss – amount due from a director	(2,582,505)	-
Impairment loss – other receivables	(300,000)	-
Loss on investments at fair value, net	(427,818)	(330,484)

Total Non-Operating Expense	(16,303,111)	(330,484)

NET (LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	(18,641,729)	6,645,220

Income tax benefit/(expense)	1,081,209	(2,011,773)

NET (LOSS)/INCOME	(17,560,520)	4,633,447
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(1,142,160)

NET (LOSS)/INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(17,560,520)	$3,491,287

Net (loss)/income per share - basic	$(752.73)	10,842.51
Net (loss)/income per share - diluted	$(752.73)	10,842.51

Weighted average common shares outstanding - basic	23,329	322

Weighted average common shares outstanding - diluted	23,329	322

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

					Total
	Common Stock		Additional Paid-In	Retained	AiRWA Inc. shareholders’	Non- Controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	equity	Interest	Equity
Balance as of - May 1, 2024	-	-	$19,096,282	$2,626,394	$21,722,676	$-	$21,722,676

Reverse merger adjustment	364	-	(5,433)	5,433	-	-	-

Stock-based compensation	-	-	62,500	-	62,500	-	62,500

Net income for the year	-	-	-	3,491,287	3,491,287	1,142,160	4,633,447

Balance as of - April 30, 2025	364	-	19,153,349	6,123,114	$25,276,463	$1,142,160	$26,418,623

Stock issued upon exercise of warrants	59	-	368	-	368	-	368

Private placement	500	1	4,599,999	-	4,600,000	-	4,600,000
At-the-market-transaction	27,258	27	172,554,487	-	172,554,514	-	172,554,514

Direct offering	19,228	19	14,773,509	-	14,773,528	-	14,773,528
Allotment of share	5,269	5	5,774,545	-	5,774,550	-	5,774,550
Acquisition of non-controlling interest	-	-	(34,855,348)		(34,855,348)	(1,142,160)	(35,997,508)

Net loss	-	-	-	(17,560,520)	(17,560,520)	-	(17,560,520)

Balance as of - April 30, 2026	52,678	$52	$182,000,909	$(11,437,406)	$170,563,555	$-	$170,563,555

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)/income	$(17,560,520)	$4,633,447
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Amortization expense on intangible assets	8,484,275	2,976,923
Depreciation of property and equipment	305,603	-
Depreciation of Right-of-use asset	159
Interest expense on lease liability	30	-
Change in fair value of derivative liability	-	4
Shares and warrants issued for services	-	62,500
Loss on Financial Assets at FVTPL	427,818	330,480
Deferred income tax benefit	(1,081,209)	-
Overprovision of income tax payable	(3,283,634)	-
Impairment of intangible assets credit loss expense	7,532,712	-
Loss on write-off of investment	955,038	-
Impairment loss - amount due from related party	2,582,505	-
Impairment loss - other receivable	300,000	-

Changes in assets and liabilities, net of acquired amounts
Accounts receivables	(1,600,710)	(12,115,974)
Other receivables	576,852	-
Prepayments and deposits	(735,374)	(586,668)
Digital assets	(19,245,771)	-
Contract costs	(3,826,935)	-
Account payable	4,992,442	-
Accrued expenses	849,714	2,308,127
Contract liabilities	4,401,800	-
Lease liabilities	(30)
Income taxes payable	(4,930,236)	2,011,773
Total adjustments	(3,294,951)	(5,012,835)

Net cash used in operating activities	(20,855,471)	(379,388)

CASH FLOW FROM INVESTING ACTIVITIES

Payment of increase in investment in subsidiary	(36,000,000)	-
Payment of acquisition of investment in subsidiaries	(128,122,025)
Net cash used in investing activities	(164,122,025)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private placement	4,600,000	-
Proceeds from At-the-market transaction	172,554,514	-
Proceeds from exercise of warrants for cash	368	-
Proceeds from direct offering	14,773,528	-
Proceeds from issue of shares	5,774,550	-
Amount due from related party	-	(330,480)
Amount due to related party	-	725,261
Net cash provided by financing activities	197,702,960	394,781

NET INCREASE IN CASH	12,725,464	15,393

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	54,744	39,351

CASH AND CASH EQUIVALENTS - END OF YEAR	$12,780,208	$54,744

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Entity	Date of incorporation/ acquisition	Place of incorporation	Percentage of direct or indirect ownership	Principal activities
Subsidiaries:

Yuanyu Enterprise Management Co., Limited	November 11, 2021	Hong Kong	100% owned by the Company	Technology licensing

Aberfeldy Holdings Limited	January 30, 2026	Republic of Seychelles	100% owned by the Company	Holding company

26 Rafael Sdn. Bhd.	January 30, 2026	Malaysia	100% owned by the Company	Data-to-AI, End-to-End Solutions

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

Following the closing of the Acquisition and the disposal of the Slinger Bag business, YYEM was the sole operating subsidiary of the Company. On October 22, 2025, the Company entered into a share purchase agreement with Mr. Zhou, the then Chairman of the Company, to acquire from him the 30% of the share capital of YYEM that it did not already own for $36,000,000, payable in cash, resulting in YYEM becoming a wholly owned subsidiary of the Company.

Established in November 2021, YYEM is based in Hong Kong and operates primarily in the emerging love and marriage market sector. YYEM’s mission is to empower global connections through innovative matchmaking technology. YYEM owns advanced patents and other proprietary technology which it has licensed out, enabling licensees to create localized matchmaking experiences tailored to their specific markets and cultures. On account of economic challenges faced by the Company’s licensees, the agreements generating royalty income were terminated in the course of fiscal year 2026, but the Company continues to believe in the merits of this business model and is seeking replacement customers.

On August 25, 2025, the Company announced a joint venture for the establishment of an RWA-focused exchange, which would initially focus on tokenized U.S. equities. Following that announcement, development proceeded with partial funding and with successful test runs settling trades of tokenized U.S. equities. However, after the end of the Company’s fiscal year, to protect the Company in the wake of media reports that the Company’s joint venture partner was experiencing significant financial and legal problems, management terminated the joint venture agreement, delivering formal notice on September 18, 2026.

On January 30, 2026, the Company entered into and closed on a share purchase agreement with various sellers to acquire all the share capital of Aberfeldy Holdings Limited, a Seychelles holding company owning 100% of Rafael AI Sdn. Bhd. (then known as 26 Rafael Sdn. Bhd.), a Malaysian operating company (“Rafael AI”), for $140,000,000, paid in USDT.

Rafael AI provides “data-to-AI” end-to-end solutions, which are full-cycle services designed to empower enterprises to transition seamlessly from raw data to intelligent applications. Its business is structured around five interconnected AI-related modules, together forming a closed-loop system in which data generation, model refinement, and operational feedback continuously reinforce one another. Its services are tailored to specialist industries such as healthcare, industrial manufacturing and autonomous driving.

On July 30, 2026, after the end of fiscal year 2026, the Company completed the acquisition of Hongkong Best Life Trade Co., Limited. For further details of this acquisition, please refer to Note 20, Subsequent Events.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements are summarized below.

Principles of consolidation

The accompanying consolidated financial statements include the consolidated financial statements of the Company and its wholly owned subsidiaries. A subsidiary is an entity over which the Company has control. Control is achieved when the Company (i) has power over the investee (including when the Company directly or indirectly controls more than 50% of the voting power or when the Company has the power to appoint or remove the majority of the members of the board of directors, to cast a majority of votes at board meetings, or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders); (ii) is exposed to, or has rights to, variable returns from its involvement with the investee; and (iii) has the ability to use its power to affect those returns.

A subsidiary is consolidated from the date on which the Company obtains control. The Company reassesses whether it controls an investee if facts and circumstances indicate changes to one or more of the three elements of control listed above.

All inter-company balances and transactions are eliminated upon consolidation. The results of subsidiary acquired are recorded in the consolidated statements of operations from the effective date of acquisition, as appropriate. All significant transactions and balances between the Company and its subsidiaries have been eliminated.

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

Foreign currency

The Company’s reporting currency is the U.S. dollar (USD). The functional currencies of its subsidiaries is also the U.S. dollar . The determination of the respective functional currency is based on the criteria set out by ASC 830, Foreign Currency Matters.

Transactions denominated in currencies other than in the functional currency are translated into the functional currency using the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the applicable exchange rates at the balance sheet date. Non-monetary items that are measured in terms of historical cost in foreign currency are re-measured using the exchange rates at the dates of the initial transactions. Exchange gains or losses arising from foreign currency transactions are included in the consolidated statements of operations and comprehensive income/(loss).

Cash and cash equivalents

For accounting purposes, cash and cash equivalents are all considered to be highly liquid investments with a maturity of three months or less at the time of purchase.

Accounts receivable

Accounts receivable are recorded at the gross billing amount less an allowance for any uncollectible accounts due from customers. Accounts receivable do not bear interest.

Since July 1, 2022, the Company early adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13 replaced the existing incurred loss impairment model with an expected loss methodology, resulting in more timely recognition of credit losses. Upon adoption, the Company changed its impairment model to utilize a forward-looking current expected credit loss (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost and receivables resulting from the application of ASC 606, including contract assets. The adoption of this guidance had no impact on the allowance for credit losses for accounts receivable as of April 30, 2026.

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

For the years ended April 30, 2026 and 2025, the Company did not record any expected credit losses against accounts receivable.

Deposits, Prepayments and Other Receivables

Deposits, prepayments and other receivables primarily consist of prepayments to vendors and service providers, advances to employees, refundable deposits, and other receivables. Prepayments are recognized as assets when payments are made in advance of the receipt of goods or services and are expensed when the related goods or services are received.

The Company evaluates deposits and other receivables that represent financial assets measured at amortized cost for expected credit losses in accordance with ASC Topic 326, Financial Instruments—Credit Losses. The allowance for credit losses reflects management’s estimate of expected credit losses over the contractual life of the financial assets and is based on relevant available information, including historical collection experience, current conditions, and reasonable and supportable forecasts, as applicable. Changes in the allowance are recognized as credit loss expense in the consolidated statements of operations. Balances are written off against the allowance when they are deemed uncollectible.

As of April 30, 2026 and 2025, the Company recorded an allowance for credit losses of $300,000 and nil, respectively, against other receivables.

Operating leases

The Company accounts for operating leases following ASC 842, Leases (“Topic 842”). The Company, through its subsidiary, leases its offices, which are classified as operating leases in accordance with Topic 842. Operating leases are required to record in the balance sheet as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any expired or existing leases as of the adoption date. The Company has elected the short-term lease exemption for the lease terms that are 12 months or less.

At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset, and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term and had no finance leases for any of the periods stated herein.

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of April 30, 2026 and 2025.

Investments

The Company accounts for equity securities in accordance with ASC Topic 321, Investments—Equity Securities.

Equity securities with readily determinable fair values are measured at fair value at each reporting date, with realized and unrealized gains and losses resulting from changes in fair value recognized in earnings.

For equity securities without readily determinable fair values that do not qualify for the equity method of accounting, the Company may elect the measurement alternative permitted under ASC Topic 321. Under the measurement alternative, such investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates such investments at each reporting period for impairment and for observable transactions that may require an adjustment to the carrying amount.

Upon the sale, disposal, or other derecognition of an investment, the related carrying amount is removed from the consolidated balance sheet, and any resulting gain or loss is recognized in earnings.

Investment gains and losses are presented within other income/(expense) in the consolidated statements of operations and comprehensive income/(loss).

Development Costs

The Company applies the principles of FASB ASC Topic 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. At Rafael AI, the Company has invested significant capital into the research and development of new products and features.

The Company has adopted the “tested working model” approach to establish technological feasibility for its products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company capitalizes costs related to the development of software to be sold, leased, or otherwise marketed as and when it believes such software has met the “tested working model” threshold. Development costs continue to be capitalized until the related software is released. The Company considers the following factors in determining whether costs can be capitalized: the nature of the relevant market; the uncertainty regarding a product’s revenue-generating potential; its lack of control over distribution channels, where applicable; and its historical practice of canceling products at that stage of the development process. After products and features are released, all product maintenance costs are expensed.

The Company also applies the principles of FASB ASC Topic 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the functions intended.

Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over a five-year useful life.

For the years ended April 30, 2026 and 2025, the Company capitalized software development costs as more fully described in Note 11, Intangible Assets, net.

Property and Equipment, Net

Property and equipment are tangible assets which the Company holds for its own use and which are expected to be used for more than one year. An item of property and equipment is recognized as an asset when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. Property and equipment are initially measured at cost. Cost includes all the expenditure which is directly attributable to the acquisition or construction of the asset, including the capitalization of borrowing costs on qualifying assets and adjustments in respect of hedge accounting, where appropriate.

Expenditure incurred subsequently for major services, or for additions to or replacements of parts of property and equipment, are capitalized if it is probable that future economic benefits associated with the expenditure will flow to the Company and the cost can be measured reliably. Day-to-day servicing costs are expensed as incurred. Subsequent to initial recognition, property and equipment are measured at cost less accumulated depreciation and any accumulated impairment losses.

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

The estimated useful lives of property and equipment have been assessed as follows:

Category	Depreciation Method	Useful Life
Furniture and fixtures	Straight line	5 years
Machinery and equipment	Straight line	5 years

Acquisition

These consolidated financial statements include the operations of acquired businesses from the date of the acquisitions.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flow from acquired advertiser or publisher relationships, acquired technology, acquired patents. Management’s estimates of fair value are based on assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill

Goodwill represents the excess of purchase consideration over the acquisition date amounts of the identifiable tangible and intangible assets acquired and liabilities assumed from the acquired entity as a result of the Company’s acquisitions of interests in its subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. In accordance with ASC 350, the Company may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors such as macroeconomic conditions, industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations, business plans and strategies of the reporting unit. Based on the qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is performed. The Company may also bypass the qualitative assessment and proceed directly to perform the quantitative impairment test.

The Company adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350: Simplifying the Test for Goodwill Impairment). After adopting this guidance, the Company performs the quantitative impairment test by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, the amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as impairment. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, allocation of assets, liabilities, and goodwill to reporting units, and determination of the fair value of each reporting unit.

For the years ended April 30, 2026 and 2025, no goodwill impairment charges were recorded.

Intangible assets, net

Intangible assets are stated at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are initially recognized at their estimated fair values as of the acquisition date in accordance with ASC Topic 805, Business Combinations.

The Company’s finite-lived intangible assets are amortized over their estimated useful lives. The method of amortization reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed. If such pattern cannot be reliably determined, the Company uses the straight-line method. The estimated useful lives and amortization methods are reviewed at each reporting period, and changes in estimated useful lives or amortization methods are accounted for prospectively as changes in accounting estimates.

The estimated useful lives of the Company’s intangible assets are as follows:

Category	Useful Life
Development costs	5 years
Customer relationships	5 years

The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group with the undiscounted future cash flow expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Internally developed software costs are recognized as an intangible asset when:

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

Digital Assets

The Company’s digital assets consist primarily of U.S. dollar-denominated stablecoins, mainly USDT, which is designed to maintain a value of approximately one U.S. dollar per token and is generally redeemable on a one-to-one basis for U.S. dollars. The Company holds these digital assets primarily for treasury management and settlement purposes. USDT is accounted for as a financial instrument on the consolidated balance sheets.

The Company evaluates the contractual terms and rights associated with each digital asset, including whether the Company has an enforceable right to redeem the digital asset directly with the issuer for U.S. dollars. Based on the Company’s evaluation, the Company does not maintain a direct account with the applicable issuers and does not have an unconditional contractual right to redeem the digital assets directly with the issuers. The Company generally realizes the value of its digital assets through transactions conducted on third-party digital asset platforms.

Accordingly, the Company accounts for its digital assets under ASC Subtopic 350-60, Intangibles—Goodwill and Other—Crypto Assets. Digital assets are measured at fair value as of each reporting date, with changes in fair value recognized in net income. Digital assets are presented separately as “digital assets” in the consolidated balance sheets. Realized and unrealized gains and losses are included in “other income/(expense), net” in the consolidated statements of operations and comprehensive income.

The Company’s digital assets were maintained in a corporate account with Ju.com, a third-party digital asset trading platform, until we withdrew our remaining deposits to terminate the relationship on August 10, 2026. The Company did not directly control the private keys associated with the digital assets held through the platform. Accordingly, the Company was exposed to third-party custodial and counterparty risks, including cybersecurity incidents, unauthorized access, suspension of withdrawals, platform insolvency, and regulatory actions.

Contract Liabilities

A contract liability is recognized when the Company receives consideration from a customer, or the consideration is unconditionally due, before the Company transfers goods or services to the customer. Contract liabilities are recognized as revenue when the Company satisfies the related performance obligation. The recorded contract liabilities include advance payments and billings in excess of revenue recognized. Contract liabilities are reported on a contract-by-contract basis at the end of each reporting period.

Contract Costs

The Company capitalizes costs incurred to fulfill a contract when such costs (i) relate directly to a contract or anticipated contract, (ii) generate or enhance resources that will be used in satisfying future performance obligations, and (iii) are expected to be recovered. These costs primarily consist of direct labor, direct materials, and allocations of directly attributable overhead.

Capitalized contract fulfillment costs are amortized on a straight-line basis over the expected period of benefit, which is consistent with the pattern of transfer of goods or services to which the asset relates. Amortization expense is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive income/(loss).

The Company assesses the carrying amount of capitalized contract costs for impairment at each reporting period. An impairment loss is recognized in the period in which it is identified, to the extent that the carrying amount of the asset exceeds the expected remaining consideration for the related contract, less any costs expected to be incurred in fulfilling the contract.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change in market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flow expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets.

Related party and related-party transactions

Related parties, which can be a corporation or individual, are considered to be related if the one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

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

Fair value of financial instruments

The Company measures fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a three-level fair value hierarchy based on the inputs used to measure fair value:

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, deposits, other receivables, accounts payable, and certain accrued liabilities. The carrying amounts of these financial instruments approximate their fair values due to their short-term maturities.

The Company’s digital assets are measured at fair value on a recurring basis. Certain identifiable assets acquired and liabilities assumed in a business combination are measured at fair value on a non-recurring basis as of the acquisition date in accordance with the acquisition method described in Note 15, Business Combinations. Transfers between levels of the fair value hierarchy, if any, are recognized as of the date of the event or change in circumstances giving rise to the transfer.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, other receivables, amounts due from and due to related parties, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of these financial instruments.

There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended April 30, 2026 and 2025.

In connection with the acquisition of Aberfeldy Holdings Limited, certain identifiable intangible assets acquired, including customer relationships and intellectual property, were measured at fair value on a non-recurring basis as of the acquisition date. Such fair value measurements were based on valuation techniques that utilized significant unobservable inputs and were classified within Level 3 of the fair value hierarchy. See Note 15, Business Combinations.

The following table presents the Company’s assets measured at fair value on a recurring basis:

Fair Value Measurements as of April 30, 2026	Level 1	Level 2	Level 3	Total
Digital assets, at fair value	$19,245,771	$-	$-	$19,245,771
Total	$19,245,771	$-	$-	$19,245,771

Fair Value Measurements as of April 30, 2025	Level 1	Level 2	Level 3	Total
Digital assets, at fair value	$-	$-	$-	$-

Revenue recognition

Revenue represents the amount of consideration the Company is entitled to upon the transfer of promised goods or services in the ordinary course of the Company’s activities and is recorded net of VAT. The Company adopts the five steps for the revenue recognition: (i) identify the contracts with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Consistent with the criteria of ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, the Company also considers the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment; (ii) legal title; (iii) physical possession; (iv) significant risks and rewards of ownership; and (v) acceptance of the good or service.

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

Advertising revenue

The Company generates revenue from sales of various forms of advertising on streaming content by way of advertisement displays or the integration of promotion activities in content to be streamed. Advertising contracts are signed to establish the different contract prices for different advertising scenarios, consistent with the advertising period. The Company enters into advertising contracts directly with the advertisers or the third-party advertising agencies that represent advertisers.

For the contracts that involve third-party advertising agencies, the Company acts as principal as the Company is responsible for fulfilling the promise of providing advertising services and has the discretion in establishing the price for the specified advertisement. Under a framework contract, the Company receives separate purchase orders from advertising agencies before the broadcast. Accordingly, each purchase order is identified as a separate performance obligation, containing a bundle of advertisements that are substantially the same and that have the same pattern of transfer to the customer. Where collectability is reasonably assured, revenue is recognized monthly over the service period of the purchase order.

For contracts signed directly with the advertisers, the Company commits to display a series of advertisements which are substantially the same or similar in content and transfer pattern, and the display of the whole series of advertisements is identified as the single performance obligation under the contract. The Company satisfies its performance obligations over time by measuring the progress toward the display of the whole series of advertisements in a contract, and advertising revenue is recognized over time based on the number of advertisements displayed.

Payment terms and conditions vary by contract types, and terms typically include a requirement for payment within a period from six to nine months. Both direct advertisers and third-party advertising agencies are generally billed at the end of the display period and require the Company to issue invoices in order to make their payments.

AI revenue

The Company acquired Rafael AI Sdn. Bhd. (“Rafael AI”, known at the time as 26 Rafael Sdn. Bhd.) on January 30, 2026. Rafael AI generates revenue from the sale of customized “data-to-AI” end-to-end solutions directly to customers, which qualifies as software. Rafael AI is the sole legal and beneficial owner of the software, and enters into contracts with its customers as a principal in the transactions. The sale of customized “data-to-AI” end-to-end solutions is considered a distinct product as the product is highly integrated, interdependent, and interrelated. The customers cannot use any component on a standalone basis to obtain economic benefits. The contracts contain a single performance obligation, which is to deliver a complete integrated software solution to its customers in exchange for consideration, and the performance obligation is satisfied when the customers obtain control upon completion and delivery of all software deliverables. The customers do not simultaneously receive and consume benefits as the Company performs the contracts, and do not control the software during development. The software has no alternative use, and Rafael AI does not have an enforceable right to payment for partial performance. The terms of pricing and payment stipulated in the contract are fixed, without variable consideration, significant financing component, non-cash consideration, and consideration payable to customers. Upon delivery of products, Rafael AI does not accept product returns or refunds except for quality issues, but it has obligations to issue refunds when the product has not been delivered. Rafael AI typically provides a one-year warranty for products delivered. Revenue is recognized when the control of the products has been transferred to customers. The transfer of control is considered complete when products have been accepted and received by customers. Amounts received in advance are recorded as contract liabilities, which are recognized as revenue when the relevant products are delivered and accepted by the customer. This activity falls within the scope of ASC 606.

Principal vs agent consideration

To determine whether revenue should be reported based on the gross or net transaction price to customers, the Company must determine whether it is acting as principal in its sales to customers. An entity acts as principal if it controls a good or service before it is transferred to the customer. Key indicators that the Company uses in evaluating its role in these sales transactions include, but are not limited to, the following:

●	The underlying contract terms and conditions between the various parties to the transaction;

●	Which party is primarily responsible for fulfilling the promise to provide the specified good or service; and
●	Which party has discretion in establishing the price for the specified good or service.

The Company has discretion in establishing the price for the specified good or service, and, based on an evaluation of the above indicators, the Company has determined that it acts as the principal to its customers and thus reports its revenue on a gross basis.

Cost of revenue

For royalty income, the Company’s cost of revenue consists primarily of amortization charges of intangible assets, in particular, technology rights, which are directly attributable to the revenue.

For advertising revenue, cost of revenue consists primarily of (i) media placement and platform consumption costs incurred to obtain advertising inventory and related platform services from third-party digital advertising platforms and (ii) fees paid to third-party cooperating platforms and service providers used to deliver, operate, measure, and optimize customer advertising campaigns (for example, ad networks, demand-side platforms, data or measurement providers, tracking and verification services, and other campaign execution tools).

For AI services, cost of revenue consists primarily of salaries, amortization charges of intangible assets, and depreciation of property and equipment, which are directly attributable to the revenue. The Company generally invoices customers for media and service fees in connection with performance advertising arrangements.

Selling and marketing expenses

Selling and marketing expenses primarily consist of personnel-related costs, office expenses, travel expenses, rent, utilities, and other marketing-related expenses.

General and administrative expenses

General and administrative expenses primarily consist of salaries and benefits for employees involved in general corporate functions, professional fees for external legal, accounting, and other consulting services, travel expenses, and other general office and administrative expenses.

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

Prior to its acquisition by the Company, YYEM was a limited liability company incorporated in Hong Kong. YYEM is subject to Hong Kong profits tax on its assessable profits arising in or derived from Hong Kong. Provision for Hong Kong profits tax is made based on the estimated assessable profit of YYEM in accordance with applicable tax laws and regulations in Hong Kong. The tax positions taken by YYEM may be subject to examination by the Hong Kong Inland Revenue Department, and any adjustments resulting from such examination could affect the amount of tax expense and liabilities recognized in the financial statements.

Rafael AI is subject to income taxes in Malaysia under applicable Malaysian tax laws. Following its acquisition by the Company, Rafael AI’s results are included in the Company’s consolidated income tax provision from the acquisition date. Provisional income tax payments made by Rafael AI are recorded as prepaid income taxes until applied against its final income tax liabilities and do not, by themselves, represent income tax expense.

Commitments and contingency

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amounts can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. For the years ended April 30, 2026 and 2025, the Company did not have any material legal claims or litigation that, individually or in the aggregate, could have a material adverse impact on the Company’s financial position, results of operations, or cash flow.

Earnings per share

Basic earnings per share are calculated by dividing income available to shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period.

All common stock equivalents such as shares to be issued for the conversion of warrants were excluded from the calculation of diluted earnings per share as the effect is anti-dilutive.

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

Comprehensive income

The Company applies ASC 220, Comprehensive Income, with respect to reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined to include all changes in equity of the Company during a period arising from transactions and other events and circumstances except those resulting from investments by shareholders and distributions to shareholders.

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

Recent accounting pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flow, or disclosure.

In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures, which focuses on improving disclosure about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, G&A, and research and development). ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20: Induced Conversions of Convertible Debt Instruments). The amendments provide guidance on accounting for induced conversions of convertible debt instruments. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.” ASU 2025-01 amends the effective date of ASC 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments are effective immediately and must be applied on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of these amendments and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. These amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flow.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350: Internal-Use Software). The standard simplifies the accounting for internal-use software costs and is effective for fiscal years beginning after December 15, 2026. The Company does not expect adoption of this standard to have a material impact on its financial position, results of operations, or cash flow.

In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270: Improvements to Interim Disclosure Requirements). This standard clarifies disclosure requirements for interim financial statements and is effective for interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this guidance and does not believe that it will have a material effect on the Company’s financial position, results of operations, or cash flow.

In April 2026, the FASB issued ASU 2026-01, which provides guidance on the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The amendments require such dividends to be initially measured based on the paid-in-kind dividend rate stated in the preferred stock agreement. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The Company does not currently have equity-classified preferred stock with paid-in-kind dividend provisions and therefore does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flow.

In May 2026, the FASB issued ASU 2026-02, which establishes accounting and disclosure guidance for environmental credits and environmental credit obligations. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company does not currently have material environmental credits or environmental credit obligations and does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flow.

The Company has reviewed other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements is expected to have a material effect on its consolidated financial statements or related disclosure.

Note 3: CONCENTRATIONS OF RISK

Concentration of customer risk

The Company’s three largest customers (together with their respective affiliates) accounted for approximately 44%, 26%, and 30% of total accounts receivable as of April 30, 2025, respectively, and approximately 44%, 17% and 16% of total accounts receivable as of April 30, 2026, respectively. The Company’s largest customer (together with its affiliate) accounted for 44% and 44% of total receivables for the years ended April 30, 2025 and 2026, respectively.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable:

	As of April 30, 2026	As of April 30, 2025
Customer A	44%	44%
Customer B	17%	26%
Customer C	14%	30%
Customer D	16%	0%

Concentration of credit risk

The Company is exposed to credit risk primarily through its cash and cash equivalents, accounts receivable, and revenue concentration. As of April 30, 2026 and 2025, the Company held cash and cash equivalents of $12,780,208 and $54,744, substantially all of which were maintained with major financial institutions that management believes to have high credit quality.

Accounts receivable totaled $17,997,211 and $15,388,701 as of April 30, 2026 and April 30, 2025 respectively, and are derived from customer transactions. The Company’s revenue was concentrated among several major customers. For the year ended April 30, 2026, three customers each accounted for more than 10% of total revenue, representing approximately 30%, 15%, and 14% of total revenue, respectively. For the year ended April 30, 2025, three customers accounted for approximately 42%, 33%, and 25% of total revenue, respectively.

The Company monitors the creditworthiness of these customers on an ongoing basis and establishes allowances for expected credit losses when necessary.

Note 4: ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of	As of
	April 30, 2026	April 30, 2025
Accounts receivable	$17,997,211	$15,388,701

As of April 30, 2026 and 2025, all accounts receivable were due from third-party customers. The provisions for credit losses were nil as of April 30, 2026 and 2025. As of the date of this report, $14.5 million of the accounts receivable outstanding as of April 30, 2026 had been collected.

Note 5: DEPOSITS

As of April 30, 2026, the Company had deposits totaling $310,576, consisting primarily of refundable advance payments made to marketing and advertising service providers, as well as a refundable advance payment made to a technology development vendor in Malaysia. The Company’s deposits were nil as of April 30, 2025. The deposits as of April 30, 2026, related to ongoing operations and business expansion activities and would be applied against future services or refunded in accordance with the terms of the related agreements.

Note 6: PREPAYMENTS

As of April 30, 2026, the Company had prepayments totaling $1,234,161 including advance payments and rental prepayments under existing lease agreements. These amounts will be recognized as expenses over the applicable periods.

	As of	As of
	April 30, 2026	April 30, 2025
Advance tax payment in Malaysia	805,545	-
Prepaid rental	428,616	-
Total Prepayments	1,234,161	-

Note 7: OTHER RECEIVABLES

As of April 30, 2026, the Company had $1,341,413 of other receivables, primarily consisting of amounts due from another company for payments made on such company’s behalf. Such receivables are non-interest-bearing and are not loan receivables. The Company expects to collect the outstanding balance by December 2026.

	As of April 30, 2026	As of April 30, 2025
Amount due from third party	$1,302,482	$2,662,718
Loan interest receivable	38,931	79,611
Total	$1,341,413	$2,742,329

Note 8: CONTRACT COSTS AND LIABILITIES

Contract costs

Contract costs consist of costs to obtain and fulfill a contract. Costs to fulfill a contract primarily consist of salaries and related costs, amortization of intangible assets, and depreciation of property and equipment in developing customized “data-to-AI” solutions for customers where such costs are expected to be recovered under existing contracts. Contract costs are recognized as a cost of revenue upon transfer of the customized “data-to-AI” solutions to customers.

The movement of contract costs was as follows:

	For the Years Ended April 30,
	2026	2025
Beginning	$-	$-
Contract costs acquired in business combination	2,721,877
Cost of revenue	(7,283,717)	-
Costs accumulation	11,110,653	-
Ending	$6,548,813	$-

Contract liabilities

The Company acquired Aberfeldy Holdings Limited (“Aberfeldy”) on January 30, 2026. In accordance with ASC 805 and ASU 2021-08, the Company recognized and measured the contract liabilities assumed from Aberfeldy in accordance with ASC 606, Revenue from Contracts with Customers, as if the Company had originated the contracts at the acquisition date. The contract liabilities assumed represent amounts received up front from customers for customized “data-to-AI” solutions for which the underlying services had not yet been delivered at the acquisition date. The Company had no contract liabilities from its own operations prior to the acquisition of Aberfeldy.

As the Company delivers the related services to customers, the acquired contract liabilities are reclassified to revenue. All performance obligations related to these contract liabilities are expected to be satisfied within one year.

The following table provides information about the Company’s contract liabilities arising from contracts with customers.

	For the Years Ended April 30,
	2026	2025
Beginning	$-	-
Contract liabilities assumed in business combination	6,401,000
Revenue	(6,587,700)	-
Collections from customers	10,989,500	-
Ending	$10,802,800	-

The Company’s remaining performance obligations represent the amount of the transaction price for which service has not been performed. As of April 30, 2026, the aggregate amount of the transaction price allocated for the remaining performance obligations amounted to $10,802,800. The Company expects to recognize revenue of $10,802,800 arising from contract liabilities as of April 30, 2026, for the financial year ending April 30, 2027.

Note 9: INVESTMENT

The Company previously recorded an investment in Brightstar Technology Group Co., Ltd. (“Brightstar”), whose shares are listed on The Stock Exchange of Hong Kong Limited. During the year ended April 30, 2026, following a reassessment of the investment and the related accounting treatment, the Company wrote off the carrying amount of the investment and recognized a loss of $955,038.

The loss was included in “Loss on write-off of investment” within other income (expense) in the consolidated statements of operations and comprehensive income/(loss). As of April 30, 2026, no amount related to the investment in Brightstar was recognized in the consolidated balance sheet.

Note 10: DIGITAL ASSETS

The Company’s digital assets consisted primarily of USDT, stablecoins designed to maintain a value of approximately one U.S. dollar per token. As of April 30, 2026 and 2025, the fair value of the Company’s digital assets was $19,245,771 and nil, respectively.

The Company determined the fair value of its digital assets based on quoted prices in the principal market accessible to the Company as of the applicable reporting date. Changes in the fair value of the Company’s digital assets were not material during the years ended April 30, 2026 and 2025. Accordingly, the Company recognized no material gains or losses related to its digital assets during the years presented.

Note 11: INTANGIBLE ASSETS, NET

The Company’s intangible assets consisted of the following:

	As of April 30, 2026	As of April 30, 2025
Technology rights	$14,884,615	$14,884,615
Acquired Development costs, gross	54,792,136	-
Customer relationships, gross	41,990,714	$-
Less: accumulated amortization	(12,859,256)	(4,374,980)
Less: accumulated impairment	(7,532,712)	-
Intangible Assets, net	$91,275,497	$10,509,635

Intangible Assets

The Company’s finite-lived intangible assets consist of development costs and customer relationships. These intangible assets are amortized on a straight-line basis over their estimated useful lives of five years. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the year ended April 30, 2026, the Company recognized an impairment loss of approximately $7,532,712 related to its intangible assets. This loss was included in “Impairment of intangible assets” in the consolidated statements of operations and comprehensive income/(loss).

Acquired Intangible Assets

On January 30, 2026, in connection with the acquisition of Aberfeldy, the Company recognized acquired intangible assets consisting of a $54,792,136 fair value adjustment related to development costs and $41,990,714 related to customer relationships.

These acquired intangible assets are finite-lived and are amortized on a straight-line basis over an estimated useful life of five years. Amortization expense related to these acquired intangible assets was approximately $5,507,352 for the period from the acquisition date through April 30, 2026.

As of April 30, 2026, the net carrying amount of these acquired intangible assets was $91,275,497.

See Note 14, Business Combinations for additional information regarding the acquisition and the allocation of the purchase consideration.

For the years ended April 30	Estimated amortization
2027	$19,356,570
2028	19,356,570
2029	19,356,570
2030	19,356,570
2031	13,849,217
Total	$91,275,497

Note 12: PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	As of April 30, 2026	As of April 30, 2025
Beginning	-	-
Office equipment acquired in business combination	$2,725,735	$-
Less: Accumulated depreciation	(1,428,032)	-
Property and Equipment, net	$1,297,703	$-

Depreciation expense for the years ended April 30, 2026 and 2025 was $305,603 and nil, respectively. The depreciation expense for the year ended April 30, 2026, represents depreciation recognized from the acquisition date of January 30, 2026, through April 30, 2026.

Note 13: REVENUE

The following represents the Company’s revenue segmented by geographic region for the years ended April 30, 2026 and 2025.

Geographic Region	For the year ended April 30, 2026	For the year ended April 30, 2025
Hong Kong	$4,738,500	$5,340,909
United States of America	2,000,000	4,272,727
United Kingdom	1,500,000	3,204,546
Singapore	13,734,989	-
Malaysia	1,333,800	-
Taiwan	651,700	-
Philippines	180,000	-
Vietnam	888,300	-
Brazil	780,000	-

The following represents the Company’s revenue segmented by revenue stream for the years ended April 30, 2026 and 2025.

Revenue Stream	For the year ended April 30, 2026	For the year ended April 30, 2025
Royalty income	$7,250,000	$12,818,182
Advertising	11,969,589	-
AI services	6,587,700	-
Total	$25,807,289	$12,818,182

Note 14: BUSINESS COMBINATIONS

Acquisition of Aberfeldy Holdings Limited

On January 30, 2026, the Company completed the acquisition of 100% of the outstanding shares of Aberfeldy Holdings Limited, the holding company that owns Rafael AI, a Malaysia-based provider of data-to-AI end-to-end solutions., for a consideration of $140.0 million.

The following table summarizes the provisional purchase price allocation and fair value of the assets and liabilities acquired in this business acquisition:

PPA	Amount
Book net assets / pre-acquisition equity	$6,520,762
Development costs	54,792,136
Customer relationships	41,990,714
Less: Deferred tax liabilities	(21,624,181)
Net identifiable assets	81,679,431
Goodwill	58,320,569
Purchase consideration	$140,000,000

Included within the intangible assets was a provisional amount of $96.8 million of separately identifiable intangible assets, net comprising development costs and customer relationships, with the additional effect of a deferred tax liability of $21.6 million arising from book and tax basis differences generated upon the acquisition.

The provisional fair value of development costs identified amounted to $54.8 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included: (i) expectations for the profitability and future after-tax cash flows arising from the acquired business; (ii) an annual obsolescence factor of 14.3% per annum; (iii) an overall discount rate of 16.0% for the acquired business; and (iv) a risk premium of 0.5% of the development costs. Development costs are amortized over their expected useful economic life of five years.

The fair value of customer relationships identified was a provisional amount of $42.0 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included: (i) expectations for the profitability and future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives; (ii) an overall discount rate of 16.0% for the acquired business; and (iii) a risk premium of 0.5% of the customer relationships. Customer relationships are being amortized over their expected useful economic life of five years.

As of the date these consolidated financial statements are issued, the purchase accounting related to the acquisition is incomplete because the evaluation necessary to assess the fair values of certain intangible assets acquired is still in process. As such, the above balances may be adjusted in a future period as the valuation is finalized, and these adjustments may be material to the consolidated financial statements. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The goodwill recognized is primarily attributable to expected synergies from combining the operations of the Company and the acquired business, anticipated future growth opportunities, the assembled workforce, and other benefits that do not qualify for separate recognition as identifiable assets.

Goodwill is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying amount.

Note 15: ACCRUED EXPENSES

The following is a summary of accrued expenses as of April 30, 2026 and April 30, 2025, respectively.

	As of April 30, 2026	As of April 30, 2025
Accrued salaries and benefits – management	$1,015,000	$477,500
Accrued signing bonus	300,000	300,000
Accrued success fee	1,000,000	1,000,000
Amount due from bank	-	2,488
Accrued directors’ fees	36,538	150,000
Accrued professional fees	849,339	498,143
Accrued salaries and benefits – employees	252,897	-
Accrued utilities expenses	58	-
Total	$3,453,832	$2,428,131

Note 16: AMOUNT DUE FROM RELATED PARTY

Nature of relationships with related party

Name	Relationship with the Company
Hongyu Zhou	Shareholder and director of the Company

Transaction with related party

	Name	As of April 30, 2026	As of April 30, 2025
Amount due from related party	Hongyu Zhou	$-	$2,827,528
Amount due to related party	Hongyu Zhou	$-	$775,406

The amount due from related party as of April 30, 2025, represented amounts receivable from Mr. Zhou under a downside guarantee arrangement relating to the Company’s investment in Brightstar Technology Group Co., Ltd. Under the guarantee arrangement, Mr. Zhou was obligated to compensate the Company for any decline in the fair value of the investment below the guaranteed amount upon sale of the investment. Compensation arising under the guarantee arrangement was recognized as shares guarantee income. The Company recognized shares guarantee income of approximately $427,818 and $330,480 for the years ended April 30, 2026 and 2025, respectively.

The Company recognized an impairment loss of approximately $2,582,505 related to the amount due from the director during the year ended April 30, 2026. As of April 30, 2026, no amount remained due from the related party.

The amount due to related party as of April 30, 2025, represented expenses paid by Mr. Zhou on behalf of the Company. As of April 30, 2026, no amount remained due to the related party.

Note 17: TAXATION

A reconciliation between the Company’s actual provision for income taxes and the provision calculated under the Hong Kong and Malaysia statutory rate are as follows:

Income/(Loss) Before Income Taxes

Income/(loss) before income taxes was as follows:

	For the Year Ended	For the Year Ended
Description	April 30, 2026	April 30, 2025
United States	$(7,182,814)	(2,302,780)
Foreign	(11,458,915)	8,948,000
Loss before income taxes	$(18,641,729)	6,645,220

Provision for Income Taxes

The components of the provision for income taxes were as follows:

	For the Year Ended April 30, 2026	For the Year Ended April 30, 2025
Current:
U.S. federal and state	$-	$-
Foreign	-	(2,011,773)
Total current income tax expense	-	(2,011,773)
Deferred:
U.S. federal and state	1,081,209	-
Foreign	-	-
Total deferred income tax benefit	1,081,209	-
Income tax benefit/(expense)	$1,081,209	$(2,011,773)

During the year ended April 30, 2026, the Company reversed $3,283,634 of previously recorded income tax payable as a result of overprovison of tax payable. The reversal was recognized as other income and, accordingly, is included in loss before income taxes.

Effective Income Tax Rate Reconciliation

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate of 21% to the Company’s actual income tax expense for the year ended April 30, 2026 is as follows:

Description	Amount	Rate
Income tax benefit at U.S. federal statutory rate	$(3,774,439)	21.0%
Foreign tax effects	34,613	(0.2)%
Tax effect of losses for which no tax benefit was recognized	2,658,617	(22.7)%
Income tax benefit	$(1,081,209)	(6.46)%

The Company’s effective income tax rate differed from the U.S. federal statutory income tax rate primarily because no tax benefit was recognized for losses incurred in certain jurisdictions and the Company’s Malaysian operations are subject to a statutory corporate income tax rate of 24%.

Uncertain Tax Positions

As of April 30, 2026 and 2025, the Company had no material unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Note 18: SHAREHOLDERS’ EQUITY

Common Stock Issuances

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.001 per share.

On May 18, 2026, and August 17, 2026, the Company effected reverse stock splits of its common stock at ratios of 1-for-40 and 1-for-20, respectively. The reverse stock splits did not change the par value of the Company’s common stock or the number of authorized shares. All share and per-share amounts presented in these consolidated financial statements and accompanying notes have been retrospectively adjusted to reflect the reverse stock splits for all periods presented, unless otherwise indicated.

After giving retrospective effect to the reverse stock splits, the Company had approximately 52,678 and 364 shares of common stock issued and outstanding as of April 30, 2026 and 2025, respectively.

Transaction	Split-Adjusted Shares Issued	Proceeds
Private placement	500	$4,600,000
At-the-market offerings	27,258	172,554,514
Exercise of warrants / other common stock issuances	59	368
Registered direct offering	19,228	14,773,528
Share allotment	5,269	5,774,550
Total	52,314	$197,702,960

The Company’s common stock outstanding reconciles as follows:

Shares
Shares outstanding as of April 30, 2025, as retrospectively adjusted	364
Shares issued during the year ended April 30, 2026, as retrospectively adjusted	52,314
Shares outstanding as of April 30, 2026	52,678

At the time of the respective transactions and prior to giving effect to the subsequent reverse stock splits:

●	the private placement consisted of 20,000,000 units at $0.23 per unit and generated gross proceeds of $4,600,000;
●	the Company sold common stock pursuant to its at-the-market offering program and generated aggregate gross proceeds of approximately $172.6 million;
●	the registered direct offering consisted of 15,382,378 shares at $1.02 per share and generated net proceeds of $14,773,528; and
●	the Company issued 4,215,000 shares of common stock at $1.37 per share for proceeds of $5,774,550.

The historical share and per-share amounts in the preceding paragraph are presented on the basis applicable at the time of the respective transactions and have not been adjusted for subsequent reverse stock splits.

Reverse Stock Split during the Year

On October 27, 2025, the Company effected a 1-for-50 reverse stock split of its common stock. The reverse stock split reduced the number of issued and outstanding shares of common stock without changing the par value per share or the number of authorized shares. Fractional shares were treated in accordance with the terms of the applicable reverse stock split.

All share and per-share amounts in these notes and the accompanying consolidated financial statements, unless otherwise indicated, have been retrospectively adjusted for this reverse stock split and for the reverse stock splits that occurred subsequent to the financial year end. (See Note 20, Subsequent Events.)

Note 19: CONTINGENCIES AND COMMITMENTS

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The outcomes of such proceedings cannot be predicted with certainty; however, the Company does not anticipate that the final outcome of any such matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flow, taken as a whole. As of April 30, 2026, the Company is not a party to any material legal or administrative proceedings.

Note 20: SUBSEQUENT EVENTS

On May 15, 2026, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company, as amended, with the Secretary of State of the State of Delaware, to effect a reverse stock split of the Common Stock at a ratio of 1-for-40 (the “May Reverse Split”), which became effective on May 18, 2026.

Every forty shares of the Company’s issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in par value per share. No fractional shares were issued in connection with the May Reverse Split. Stockholders at the participant level of the Depository Trust Company who otherwise would have been entitled to a fraction of one share as a result of the May Reverse Split instead received one whole share of Common Stock in lieu of such fractional share. The May Reverse Split did not otherwise modify any rights or preferences of the Company’s Common Stock. The Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market at market open on May 18, 2026.

On July 30, 2026, after the end of fiscal year 2026, the Company completed the acquisition of 97% of Hongkong Best Life Trade Co., Limited (“Best Life”), an international trading company, by paying $30 million in USDT toward the $50 million base purchase price, with the balance due within 90 days and earn-outs payable if Best Life achieves certain performance milestones. Best Life is a cross-border consumer-goods distribution and e-commerce business, leveraging direct brand sourcing, import expertise, bonded warehousing, platform operations, offline retail access, and select private-label development to sell Japanese and other international consumer products across China and other overseas markets. It has in place business relationships with prominent brand owners and manufacturers upstream and with e-commerce platforms, supermarkets, specialty retailers, and online resellers downstream. While Best Life historically has focused on Asia, it has recently launched an international expansion program to the UK, the U.S., Canada, and New Zealand.

On August 15, 2026, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to effect a reverse stock split of the Common Stock at a ratio of 1-for-20 (the “August Reverse Split”), which became effective on August 17, 2026.

Every twenty shares of the Company’s issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in par value per share. No fractional shares were issued in connection with the August Reverse Split. Stockholders at the participant level of the Depository Trust Company who would have otherwise been entitled to a fraction of one share as a result of the August Reverse Split instead received one whole share of Common Stock in lieu of such fractional share. The August Reverse Split did not otherwise modify any rights or preferences of the Company’s Common Stock. The Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market at market open on August 17, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2026.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and our receipts and expenditure are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposal of our assets that could have a material impact on our financial statements.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as at the date hereof are as follows:

Name	Age	Position
Thomas Tarala	60	Chief Executive Officer and Director
Guibao Ji	63	Chief Financial Officer and Director
Hai Bin Cui	43	Director
Bini Zhu	36	Director
Alejandro Quiles	25	Director

Set forth below is a brief description of the background and business experience for the past five years of individuals who serve as executive officers and directors of the Company.

Thomas Tarala

Thomas Tarala has 30 years of international corporate finance experience in New York, London, and Hong Kong, including as a partner at two leading international law firms and as General Counsel for the international operations of one of the largest private conglomerates in China. As a partner of Baker McKenzie from March 2022 to May 2024 and Hogan Lovells earlier in his career, Mr. Tarala has led U.S. securities practices in Hong Kong, advising on equity and debt transactions, as well as cross-border joint ventures involving companies listed on Nasdaq. With a particular focus on the technology sector, he has acted for companies and investment banks in Mainland China, Hong Kong, Singapore, Indonesia, and Thailand, including on award-winning transactions in the region.

As General Counsel of HNA Group (International) Company Limited, the overseas headquarters of a large conglomerate, from July 2017 to March 2022, Mr. Tarala worked closely with the business teams on a wide range of corporate and finance transactions, including multi-billion dollar acquisitions and divestments of household-name companies, the sale of airlines, and a range of investments ranging from New York and London skyscrapers to global technology companies, as well as numerous companies that were number one globally in their respective fields.

Mr. Tarala graduated magna cum laude and Phi Beta Kappa from Georgetown University with a Bachelor of Science degree in Foreign Service and holds a Juris Doctor degree from the University of Virginia School of Law. He speaks English, French, Spanish, and Mandarin and is qualified to practice law in New York, Connecticut, Florida, England and Wales, and Hong Kong.

Guibao Ji

Guibao Ji has been a certified public accountant in China for more than 25 years and has worked as an accountant at Shenzhen Wanda Accounting Firm beginning in January 2005, becoming a partner of the firm and also an independent director of a number of listed companies, including Brightstar Technology Group and Hekeda Technology Co. Ltd.

Mr. Ji graduated from Central Radio and TV University in 1994 with a degree in Business Accounting. He was certified by the Chinese Institute of Certified Public Accountants in 1999.

Hai Bin Cui

Hai Bin Cui has been a partner at Guangdong Promyux (Qianhai) Law Firm since November 2014, where he specializes in corporate and civil law. He has served as the long-term legal advisor for over one hundred enterprises and business associations and currently serves as legal counsel to more than 20 schools in Shenzhen. Since January 2024, Mr. Cui has served as chairman of Yao Xing Technology Group, a company listed on the Hong Kong Stock Exchange, and from May 2022 to January 2024, he served as an independent non-executive director of that company.

Mr. Cui studied at the School of Law, China University of Geosciences, from 2003 to 2007. He became a practicing lawyer in 2009, admitted to practice in mainland China (excluding Hong Kong, Macau, and Taiwan).

Bini Zhu

Bini Zhu is a Certified Public Accountant with expertise in financial reporting, IPO auditing, regulatory compliance, and cross-border transactions. With over eight years of experience, Ms. Zhu has successfully guided multiple companies through IPOs on Nasdaq, the NYSE, and the OTC markets. She specializes in addressing complex audit challenges, risk mitigation, SEC filings, and capital structuring.

Ms. Zhu has been a partner at BZ CPA Inc since March 2024, where she advises clients on financial reporting, SEC filing readiness, internal controls, and other public-company compliance matters. She also assists clients with financial analysis and supporting materials in connection with capital raising and strategic transactions. From February 2022 to March 2024, Ms. Zhu was an Audit Manager at WWC, P.C., where she led IPO audit engagements for Asian and U.S. companies on Nasdaq and the NYSE, focusing on compliance with SEC and PCAOB requirements. As a senior audit associate at Marcum LLP from March 2019 to February 2022, she assisted clients with financial statements, internal control assessments, and audit documentation to support compliance with U.S. and international standards.

Ms. Zhu holds a master’s degree in accounting and is licensed as a Certified Public Accountant by the State of Texas.

Alejandro Quiles

Alejandro Quiles is a clinical research professional who brings experience in organizational leadership, team development, and evidence-based decision-making. He has worked in patient care and medical research in the areas of pediatrics and orthopedics. Since June 2024, he has worked at Pediatric Urology of Las Vegas as both a medical assistant and a research assistant. Mr. Quiles’ background has given him an analytical and methodical approach to evaluating information, working with experienced professionals, and translating complex data into actionable conclusions.

From June 2018 to August 2019, Mr. Quiles worked closely with the executive director of Inspiring Children’s Foundation, a prominent non-profit, where he served as a liaison to the board of directors and promoted the charity to donors. As a former Division 1 collegiate athlete, he has also served as a leader of a youth sports program intermittently from August 2021 to August 2023 and has mentored many individuals who have come through that program.

Mr. Quiles graduated from Dartmouth College with a Bachelor of Arts degree in Psychology in 2024. He brings to his professional endeavors discipline, resilience, competitiveness, and a high-performance mindset. He is fluent in English and Spanish, and his combination of experience in clinical research, data-driven analysis, technology-enabled information management, organizational leadership, and mentorship provides a multidisciplinary perspective relevant to operating at the intersection of technology, data, digital platforms, and rapidly evolving markets.

TERM OF OFFICE

All directors hold office until the next annual meeting of the shareholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our Board is currently composed of five members. With the exception of Thomas Tarala and Guibao Ji, we have determined that all of the directors are independent as such term is defined under The Nasdaq Stock Market Rules.

The following table identifies the independent and non-independent current board and committee members:

Name:	Independent	Audit	Compensation	Nominating
Thomas Tarala
Guibao Ji
Hai Bin Cui	Yes	Yes	Yes	Yes
Bini Zhu	Yes	Yes	Yes	Yes
Alejandro Quiles	Yes	Yes	Yes	Yes

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Mr. Cui, Ms. Zhu, and Mr. Quiles who each satisfy the independence requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on our audit committee, with Mr. Cui serving as chair. There was one meeting of the Audit Committee in the financial year ended April 30, 2026, which took place on January 13, 2026, and was attended by all members of the Audit Committee.

Audit Committee Financial Expert

We have determined that Mr. Cui and Ms. Zhu are both qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2026 Global Incentive Plan. Mr. Cui, Ms. Zhu, and Mr. Quiles are the independent directors on the compensation committee, with Mr. Quiles serving as chair. There was one meeting of the Compensation Committee in financial year ended April 30, 2026, which took place on August 18, 2025, and was attended by all members of the Compensation Committee.

Nominating and Corporate Governance Committee

The responsibilities of the Nominating and Corporate Governance Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board of Directors, establishing procedures for the nomination process including procedures, oversight of possible conflicts of interests involving the Board of Directors and its members, developing corporate governance principles, and the oversight of the evaluations of the Board of Directors and management. The Nominating and Corporate Governance Committee has not established a policy with regard to the consideration of any candidates recommended by shareholders. If we receive any shareholder recommended nominations, the Corporate Governance Committee will carefully review the recommendations and consider such recommendations in good faith. Mr. Cui, Ms. Zhu, and Mr. Quiles who satisfy the independence requirements of Nasdaq’s rules, serve on our compensation committee, with Ms. Zhu serving as chair.

Board and Committee Meetings in the 2026 Fiscal Year

The Board held two meetings in the financial year ended April 30, 2026, and each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee held one meeting as noted above. No director attended fewer than 75% of such meetings or any applicable committee meetings. Each committee meeting had 100% attendance by its members.

The Company’s annual general meeting for the financial year ended April 30, 2025, was chaired by Mr. Tarala and attended by Mr. Zhou, Mr. Liu, and Ms. Zhu. The Company did not have a formal policy for director attendance at annual meetings of security holders during the financial year ended April 30, 2026 and does not have any such policy in place at the date of this report.

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

Based solely on a review of copies of these reports, we believe that other than the report listed below, all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements during the fiscal year ended April 30, 2026. The following directors and officers were late filing his or her respective Form 3: Guibao Ji, Hai Bin Cui, Bini Zhu, and Alejandro Quiles.

Director Compensation

As previously disclosed on June 18, 2025, the Board approved a change in the compensation of the Company’s directors, from a cash payment of $7,500 per financial quarter together with a quarterly grant of restricted common stock with a market value of $12,500 under the Plan to cash compensation of $15,000 per financial quarter with no grant of common stock. This change applied to all of the directors, including the Company’s employee director, Mr. Tarala.

Code of Business Conduct and Ethics

The Company currently maintains a code of ethics that applies to all directors, officers, and employees. A copy of our code of ethics can be found on the Company’s website. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and other disposition of our securities that applies to our officers and directors, as well as our employees that have regular access to material nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers (our principal executive officer and our two most highly compensated executive officers other than our principal executive officer) for the fiscal years ended April 30, 2026 and 2025 for all services rendered in all capacities to us.

Name and Principal Position	Year ended April 30	Salary ($)	Bonus ($)	Share Awards ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)	Total ($)
Thomas Tarala (1)	2026	720,000					720,000
	2025	320,000		1,300,000			1,620,000

Guibao Ji (1)	2026	250,000					250,000
	2025	111,111					111,111

Mike Ballardie (3)	2025	600,000	300,000				900,000

Yonah Kalfa (3)	2025	340,150	85,000				425,150

Judah Honickman (3)	2025	178,000	44,500				222,500

(1)	On November 22, 2024, in connection with the completion of the Acquisition, Thomas Tarala was appointed Chief Executive Officer and Guibao Ji was appointed Chief Financial Officer.
(2)	As of September 18, 2026, the amounts listed for Mr. Tarala are currently owed to him and have not yet been paid.
(3)	On November 21, 2024, in connection with the completion of the acquisition of what was then known as Connexa Sports Technologies Inc. (the “Acquisition”), Mike Ballardie, Judah Honickman, and Yonah Kalfa, resigned from their respective positions with the Company, effective immediately.

Outstanding Equity Awards at Fiscal Year-End

None of the current directors and officers have been awarded any equity awards as of April 30, 2026.

Employment Agreements

The Company is a party to service agreements with each of its executive officers.

Thomas Tarala

On February 12, 2025, the Company approved an employment agreement with Mr. Tarala as the Company’s Chief Executive Officer. The agreement has a term of five years and may be terminated by the Company upon 180 days’ prior written notice. In such a case, all of his unvested stock, warrant, and option compensation of any nature will vest without any further action required on his part. The agreement also contains change of control provisions that accelerate the vesting of unvested equity awards.

Mr. Tarala’s compensation as Chief Executive Officer of the Company includes (i) a base salary of $720,000 annually and (ii) a signing bonus of $300,000 in the form of the Company’s common stock. Mr. Tarala is also entitled to an annual bonus, earned as of the end of each fiscal year and as of the date of termination of his employment agreement, of at least 100% of his then-current base salary. In addition, Mr. Tarala is due a bonus of $1,000,000 in cash and/or securities (with the form of payment to be agreed by and between Mr. Tarala and the Board) as a success fee for his role in the merger of Connexa Sports Technologies Inc. with YYEM and the successful listing of the combined company on Nasdaq, which fee has not yet been paid.

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

Director Compensation

The following table sets forth director compensation for the years ended April 30, 2026 and 2025:

Name	Year Ended April 30	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Thomas Tarala (1)	2026	60,000		60,000
Guibao Ji (2)	2026	-		-
Bini Zhu	2026	42,500		42,500
Hai Bin Cui (3)	2026	29,348		29,348
Alejandro Quiles (2)	2026	-		-
Chenlong Liu (1)(4)	2026	60,000		60,000
Hongyu Zhou (1)(5)	2026	60,000		60,000
Kong Liu (1)(6)	2026	20,000		20,000
Warren Andrew Thomson (1)(7)	2026	7,087		7,087

(1)	On November 22, 2024, in connection with the Acquisition, Thomas Tarala, Hongyu Zhou, Warren Thomson, Chenlong Liu, and Kong Liu were appointed as directors of the Company.
(2)	Guibao Ji and Alejandro Quiles were appointed on July 15, 2026, after the end of the financial year ended April 30, 2026.
(3)	Hai Bin Cui was appointed on September 17, 2025.
(4)	On July 10, 2026, Chenlong Liu resigned from the board of directors of the Company and all committees thereof, effective immediately.
(5)	On June 2, 2026, Hongyu Zhou resigned from the board of directors of the Company and all committees thereof, effective immediately.
(6)	On September 1, 2025, Kong Liu resigned from the board of directors of the Company and all committees thereof, effective immediately.
(7)	On June 12, 2025, Warren Andrew Thomson resigned from the board of directors of the Company and all committees thereof, effective immediately.

Stock Options/SAR Grants

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date hereof, no person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and no director or executive officer is the beneficial owner of any shares of our equity securities. This information, except in relation to our directors and executive officers, is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to our common stock.

The following table sets out the above information, listing, as of the date hereof, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of our common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Such securities are deemed outstanding for computing the percentage of the person holding such security but are not deemed outstanding for computing the percentage of any other person. If any shares were deemed beneficially owned and included herein, this would not constitute an admission of beneficial ownership of those shares. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities in which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

	Common Stock
Name	# of Shares	% of Class (1)
Thomas Tarala	0	-%
Guibao Ji	0	-%
Hai Bin Cui	0	-%
Bini Zhu	0	-%
Alejandro Quiles	0	-%
All current officers and directors as a group (5 persons)	0	-%

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

As noted above, on November 11, 2020, the Board approved the Plan, which was approved by stockholders holding in the aggregate 999,375 shares of Common Stock, or approximately 75.4% of the Common Stock outstanding on such date. The Plan provides for the grant of awards which are incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), unrestricted stock, restricted stock, restricted stock units, performance stock and other equity-based and cash awards or any combination of the foregoing, to eligible key management employees, non-employee directors, and non-employee consultants of the Company or any of its subsidiaries (each a “participant”) (however, solely employees of the Company and its subsidiaries are eligible for incentive stock option awards).

The Company has reserved a total of 1,537,500 shares for issuance, of which 8,589 shares are currently available for issuance, under awards to be made under the Plan, all of which may, but need not, be issued in connection with ISOs. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any shares subject to such award shall again be available for the grant of a new award. The Plan shall continue in effect, unless sooner terminated, until the 10th anniversary of the date on which it was adopted by the Board of Directors (except as to awards outstanding on that date). The Board of Directors in its discretion may terminate the Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires, non-employee directors, and additional non-employee consultants are eligible to participate in the Plan as well. The number of awards to be granted to officers, non-employee directors, employees, and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 22, 2025, the Company entered into a share purchase agreement with Hongyu Zhou, the then Chairman of the Company, to acquire from him, for $36.0 million in cash, the 30% of the share capital of YYEM that the Company did not already own. Because of Mr. Zhou’s interest in the transaction, the transaction was considered and approved by the members of the Audit Committee, who reviewed, among other things, a valuation report from an independent third party. Following this transaction, the Company consolidates 100% of the revenue generated by YYEM.

On January 14, 2026, the Company entered into a securities purchase agreement to issue Hongyu Zhou, the then Chairman of the Company, 5,269 shares of Common Stock (after adjusting for reverse stock splits) at the market price, generating gross proceeds of $5.8 million. At the time, the Common Stock purchased in the transaction constituted approximately 10% of the Company’s outstanding Common Stock immediately following the transaction.

YYEM holds securities of Brightstar Technology Group Co., Ltd., with a fair value of $1.0 million as of April 30, 2026. Mr. Hongyu Zhou, who resigned as a director of the Company on June 2, 2026, had provided a guarantee on the value of these shares. Under the guarantee arrangement, Mr. Zhou was obligated to compensate the Company for any decline in the investment’s fair value below the guaranteed amount of $4.2 million. The amount receivable from Mr. Zhou under this guarantee was $2.8 million as of April 30, 2025. The $2.5 million amount that would have been receivable from Mr. Zhou as of April 30, 2026 was written off, as disclosed in Note 16 to the financial statements, so no amounts are due from Mr. Zhou.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

	Fiscal 2026	Fiscal 2025
Audit Fees	$250,000	$200,000
Tax Fees	0	0
All Other Fees	0	0
Total	$250,000	$200,000

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Connexa Sports Technologies Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 16, 2022)

3.2	Certificate of Amendment to Certificate of Incorporation of Connexa Sports Technologies Inc., filed with the State of Delaware on September 20, 2023 (incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed with the SEC on October 5, 2023)

3.3	Certificate of Amendment to Certificate of Incorporation of Connexa Sports Technologies Inc., filed with the State of Delaware on June 26, 2024 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on July 2, 2024)

3.4	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 of the Current Report on Form 8-K, filed with the SEC on October 16, 2023)

3.4	Certificate of Amendment to the Certificate of Incorporation, filed with filed with the State of Delaware on September 30, 2025 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on October 6, 2025)

3.5	Certificate of Amendment to the Certificate of Incorporation, filed with filed with the State of Delaware on October 23, 2025 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on October 23, 2025)

3.6	Certificate of Amendment to the Certificate of Incorporation, filed with filed with the State of Delaware on May 15, 2026 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 19, 2026)

3.7	Certificate of Amendment to the Certificate of Incorporation, filed with filed with the State of Delaware on August 15, 2026 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on August 19, 2026)

3.8	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3 of the Current Report on Form 8-K, filed with the SEC on October 16, 2023)

10.1	Share Purchase Agreement by and between the Company, Hongyu Zhou, and Yuanyu Enterprise Management Co., Limited, dated March 18, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2024)

10.2	Share Exchange Agreement by and between the Company, Hongyu Zhou, and Yuanyu Enterprise Management Co., Limited dated March 18, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2024)

10.3	Separation and Assignment Agreement, dated November 21, 2024, by and between Connexa Sports Technologies Inc. and J&M Sports LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 25, 2024)

10.4†	Thomas Tarala Service Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2025)

10.5†	Guibao Ji Employment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 18, 2025)

10.6	Sales Agreement, dated January 8, 2025, by and between the Company and A.G.P./Alliance Global Partners (Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on January 10, 2025)

10.7	Securities Purchase Agreement dated June 30, 2025 between the Company and the Investors party thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2025)

10.8†	Director Service and Indemnity Agreement, dated August 15, 2025, by and between Connexa Sports Technologies Inc. and Bini Zhu (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2025)

10.9	Joint Venture Agreement, dated August 25, 2025, by and between Connexa Sports Technologies Inc. and JuCoin Capital Pte Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 29, 2025)

10.10†	Director Service and Indemnity Agreement, September 17, 2025, by and between Connexa Sports Technologies Inc. and Hai Bin Cui (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2025)

10.11	Share Purchase Agreement, dated October 22, 2025, by and between AiRWA Inc. and Hongyu Zhou (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 27, 2025)

10.12	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2025)

10.13	Placement Agency Agreement dated December 18, 2025, between AiRWA Inc., and A.G.P./Alliance Global Partners (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2025)

10.14	Securities Purchase Agreement, dated January 14, 2026, by and between AiRWA Inc. and Hongyu Zhou (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 15, 2026)

10.15	Share Purchase Agreement, dated January 30, 2026, by and between AiRWA Inc. and the shareholders of Aberfeldy Holdings Limited (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2026)

10.16†	Director Service and Indemnity Agreement, July 15, 2026, by and between AiRWA Inc. and Guibao Ji (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2026)

10.17†	Director Service and Indemnity Agreement, July 15, 2026, by and between AiRWA Inc. and Alejandro Quiles (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2026)

10.18	Share Purchase Agreement, dated July 27, 2026, by and between AiRWA Inc., Hongkong Best Life Trade Co., Limited and Nova Innovation Tech Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2026)

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of the Annual Report on Form 10-K, filed with the SEC on August 13, 2025)

21.1	List of Subsidiaries

23.1	Consent of Enrome LLP

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.

97.1	Connexa Sports Technologies Inc. Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 of the Annual Report on Form 10-K, filed with the SEC on August 13, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AiRWA Inc.

Dated: September 21, 2026	By:	/s/ Thomas Tarala
Thomas Tarala
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: September 21, 2026	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Tarala		September 21, 2026
Thomas Tarala	Principal Executive Officer and Director

/s/ Guibao Ji		September 21, 2026
Guibao Ji	Principal Financial Officer and Principal Accounting Officer

/s/ Hai Bin Cui		September 21, 2026
Hai Bin Cui	Director

/s/ Bini Zhu		September 21, 2026
Bini Zhu	Director

/s/ Alejandro Quiles		September 21, 2026
Alejandro Quiles	Director

