Form 10-Q
period 2026-07-31
AIRWA INC.
filed 2026-09-22
CIK 1674440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As used in this report, the terms “AiRWA”, the “Company,” “we,” “us,” and “our” refer to AiRWA Inc., unless otherwise indicated.

i

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

AiRWA INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	As of	As of
	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,085,200	$12,780,208
Accounts receivable	8,833,379	17,997,211
Contract costs	3,689,662	6,548,813
Inventories	3,205,047	-
Right-of-use asset	-	3,679
Digital assets	229,946	19,245,771
Deposits	310,576	310,576
Prepayments	4,979,650	1,234,161
Other receivables	1,341,413	1,341,413

Total Current Assets	33,674,873	59,461,832

Non-Current Assets:
Property and equipment, net	1,236,027	1,297,703
Goodwill	85,672,153	58,320,569
Intangible assets, net	137,325,481	91,275,497

Total Non-Current Assets	224,233,661	150,893,769

TOTAL ASSETS	$257,908,534	$210,355,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable	$4,364,544	$4,992,442
Accrued expenses	3,083,199	3,453,832
Contract liabilities	5,755,300	10,802,800
Amount due to related party	3,917,758	-
Deferred consideration payable	19,041,225	-
Contingent consideration payable	21,540,103	-

Total Current Liabilities	57,702,129	19,249,074

Non-current Liability:
Deferred tax liabilities	27,968,723	20,542,972

Total Non-Current Liability	27,968,723	20,542,972

Total Liabilities	85,670,852	39,792,046

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized; approximately 52,678 and 52,678 shares issued and outstanding as of July 31 and April 30, 2026, respectively.	52	52
Additional paid-in capital	182,000,909	182,000,909
Accumulated deficit	(11,944,599)	(11,437,406)

Total AiRWA Inc. shareholders’ equity	170,056,362	170,563,555
Non-controlling interest	2,181,320	-

Total Shareholders’ Equity	172,237,682	170,563,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,908,534	$210,355,601

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2026 AND 2025

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Three-Month Periods Ended July 31,
	2026	2025
REVENUE	$21,243,892	$3,000,000

COST OF REVENUE	15,604,610	744,231

GROSS PROFIT	5,639,282	2,255,769

OPERATING EXPENSES
Selling and marketing expenses	450,995	-
General and administrative expenses	5,485,053	764,386
Total Operating Expenses	5,936,048	764,386

OPERATING (LOSS)/INCOME	(296,766)	1,491,383

NON-OPERATING INCOME
Gain on financial assets at fair value through profit or loss	-	1,081,758
Interest income	2,430	18,714
Total Non-Operating Income	2,430	1,100,472

NON-OPERATING EXPENSE
Share guarantee expense	-	(1,081,758)
Interest expense	(51,971)	-

Total Non-Operating Expense	(51,971)	(1,081,758)

NET (LOSS)/INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	(346,307)	1,510,097

Income tax expense	(160,886)	(249,166)

NET (LOSS)/INCOME	(507,193)	1,260,931
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	378,279

NET (LOSS)/INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(507,193)	$882,652

Net (loss)/income per share - basic	$(9.63)	3,464.10
Net (loss)/income per share - diluted	$(9.63)	3,464.10

Weighted average common shares outstanding - basic	52,678	364

Weighted average common shares outstanding - diluted	52,678	364

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2026 AND 2025

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	Common Stock				Total
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AiRWA Inc. shareholders’ equity	Non- Controlling Interest	Total Shareholders’ Equity
Balance as of - May 1, 2025	364	$-	$19,153,349	$6,123,114	$25,276,463	$1,142,160	$26,418,623
Net income	-	-	-	882,652	882,652	378,279	1,260,931
Balance as of – July 31, 2025	364	$-	$19,153,349	$7,005,766	$26,159,115	$1,520,439	$27,679,554

Balance as of - May 1, 2026	52,678	$52	$182,000,909	$(11,437,406)	$170,563,555	$-	$170,563,555
Acquisition of non-controlling interest	-	-	-	-	-	2,181,320	2,181,320
Net loss	-	-	-	(507,193)	(507,193)	-	(507,193)
Balance as of - July 31, 2026	52,678	$52	$182,000,909	$(11,944,599)	$170,056,362	$2,181,320	$172,237,682

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE-MONTH PERIODS ENDED JULY 31, 2026 AND 2025

(Amounts in U.S. dollars, except for numbers of shares or as otherwise noted)

	For the Three-Month Periods Ended July 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)/income	$(507,193)	$1,260,931
Adjustments to reconcile net income to net cash used in operating activities
Amortization expense on intangible assets	5,507,351	744,231
Depreciation of property and equipment	61,676	-
Amortization of operating lease right-of-use asset	3,679	-
Gain on Financial Assets at FVTPL	-	(1,081,758)
Interest expense on deferred consideration payable and contingent consideration payable	51,971	-
Deferred tax benefit	(1,081,209)	-

Changes in assets and liabilities, net of acquired amounts
Accounts receivables	11,195,371	(3,000,000)
Digital assets	19,015,825	-
Other receivables	-	421,346
Prepayments and deposits	(3,373,928)	-
Contract costs	2,859,151	-
Account payable	(627,898)	-
Accrued expenses	(385,039)	322,275
Contract liabilities	(5,047,500)	-
Income taxes payable	-	249,166
Net cash provided by (used in) operating activities	27,672,258	(1,083,809)

CASH FLOW FROM INVESTING ACTIVITIES
Payment of acquisition of investment in subsidiaries	(29,367,266)	-
Net cash used in investing activities	(29,367,266)	-

CASH FLOW FROM FINANCING ACTIVITIES
Amount due from related party	-	1,081,758
Net cash provided by financing activities	-	1,081,758

NET DECREASE IN CASH	(1,695,008)	(2,051)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,780,208	54,744

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,085,200	$52,693

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Amount due from related party	$-	$1,081,758

The accompanying notes are an integral part of these consolidated financial statements.

AiRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Entity	Date of incorporation	Place of incorporation	Percentage of direct or indirect ownership	Principal activities
Subsidiaries:
Yuanyu Enterprise Management Co., Limited	November 11, 2021	Hong Kong	100% owned by the Company	Technology licensing
Aberfeldy Holdings Limited (“Aberfeldy”)	August 6, 2024	Republic of Seychelles	100% owned by the Company	Holding company
Rafael AI Sdn. Bhd. (“Rafael”)	April 22, 2022	Malaysia	100% owned by Aberfeldy	Data-to-AI, End-to-End Solutions
Oceancrest Investment Holdings Limited (“Oceancrest”)	October 23, 2025	British Virgin Islands	100% owned by the Company	Holding company
Hongkong Best Life Trade Co., Limited (“Best Life”)	August 26, 2014	Hong Kong	97% owned by Oceancrest	E-Commerce
New Zealand Best Life Limited	March 20, 2026	New Zealand	100% owned by Best Life	No operation started
Madrone Commerce Inc.	February 4, 2026	United States (U.S.)	100% owned by Best Life	No operation started
Toymaison Ltd	January 14, 2026	United Kingdom (UK)	100% owned by Best Life	No operation started
Québec Inc.	January 5, 2026	Canada	100% owned by Best Life	No operation started

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

On January 30, 2026, the Company entered into and closed on a share purchase agreement with various sellers to acquire all the share capital of Aberfeldy, a Seychelles holding company owning 100% of Rafael AI (formerly known as 26 Rafael Sdn. Bhd.), a Malaysian operating company, for $140,000,000, paid in USDT.

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

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND NATURE OF BUSINESS (cont.)

On July 30, 2026, the Company completed the acquisition of Best Life, an international trading company, by paying $30 million in USDT toward the $50 million base purchase price, with the balance due within 90 days and earn-outs payable if Best Life achieves certain performance milestones. Best Life is a cross-border consumer-goods distribution and e-commerce business, leveraging direct brand sourcing, import expertise, bonded warehousing, platform operations, offline retail access, and select private-label development to sell Japanese and other international consumer products across PRC and other overseas markets. It has in place business relationships with prominent brand owners and manufacturers upstream and with e-commerce platforms, supermarkets, specialty retailers, and online resellers downstream. While Best Life historically has focused on Asia, it has recently launched an international expansion program to the UK, the U.S., Canada, and New Zealand.

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

Foreign currency

The Company’s reporting currency is the U.S. dollar (USD). The functional currencies of its subsidiaries is also the U.S. dollar. The determination of the respective functional currency is based on the criteria set out by ASC 830, Foreign Currency Matters.

Transactions denominated in currencies other than in the functional currency are translated into the functional currency using the exchange rates prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the applicable exchange rates at the balance sheet date. Non-monetary items that are measured in terms of historical cost in foreign currency are re-measured using the exchange rates at the dates of the initial transactions. Exchange gains or losses arising from foreign currency transactions are included in the consolidated statements of operations and comprehensive (loss)/income.

AIRWA INC.

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

The Company maintains an allowance for credit losses, recorded as an offset to accounts receivable. Estimated credit losses charged to the allowance are classified as “General and administrative expenses” in the consolidated statements of operations and comprehensive (loss)/income. The Company assesses collectability by reviewing accounts receivable aging schedules. In determining the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the balances, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the ability to collect from customers. Delinquent account balances are written off against the allowance after management determines that collection is not probable.

For the three months ended July 31, 2026 and 2025, the Company did not record any expected credit losses against accounts receivable.

Inventories

Inventories, primarily consisting of finished goods, are stated at the lower of cost or net realizable value, with net realizable value being the estimated selling prices in the ordinary course of business, less reasonably predictable costs of disposal and transportation. Cost of inventory is determined using the weighted average cost method. The Company reviews inventory to determine whether the carrying value exceeds the estimated net realizable value and, if so, records an inventory provision by reducing the cost of inventory to the estimated net realizable value for slow-moving merchandise and damaged products. Once an inventory provision is recorded, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The inventory provision balance as of July 31 and April 30, 2026 was nil.

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

As of July 31 and April 30, 2026, the Company recorded an allowance for credit losses of nil and $300,000, respectively, against other receivables.

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

AIRWA INC.

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

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of July 31 and April 30, 2026.

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

Investment gains and losses are presented within other income/(expense) in the consolidated statements of operations and comprehensive (loss)/income.

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

AIRWA INC.

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

Capitalized software development costs, whether for software developed to be sold, leased, or otherwise marketed or for internal use, are generally amortized over five-year useful life.

As of July 31 and April 30, 2026, the Company capitalized software development costs as more fully described in Note 11, Intangible Assets, net.

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, estimated replacement costs and future expected cash flow from acquired advertiser or publisher relationships, acquired technology and acquired patents. Management’s estimates of fair value are based on assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. Allocation of purchase consideration to identifiable assets and liabilities affects the Company’s amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

AIRWA INC.

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

For the three months ended July 31, 2026 and 2025, no goodwill impairment charges were recorded.

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

The estimated useful lives of the Company’s intangible assets are as follows:

Category	Useful Life
Acquired development costs	5 years
Customer relationships of Rafael AI	5 years
Noncompete agreement	5 years
Patent	10 years
Customer relationships of Best Life	11 years

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

AIRWA INC.

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

Accordingly, the Company accounts for its digital assets under ASC Subtopic 350-60, Intangibles—Goodwill and Other—Crypto Assets. Digital assets are measured at fair value as of each reporting date, with changes in fair value recognized in net income. Digital assets are presented separately as “digital assets” in the consolidated balance sheets. Realized and unrealized gains and losses are included in “other income/(expense), net” in the consolidated statements of operations and comprehensive (loss)/income.

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

AIRWA INC.

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

Capitalized contract fulfillment costs are amortized on a straight-line basis over the expected period of benefit, which is consistent with the pattern of transfer of goods or services to which the asset relates. Amortization expense is recorded in cost of revenue in the accompanying consolidated statements of operations and comprehensive (loss)/income.

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

AIRWA INC.

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

The Company’s digital assets are measured at fair value on a recurring basis. Certain identifiable assets acquired and liabilities assumed in a business combination are measured at fair value on a non-recurring basis as of the acquisition date in accordance with the acquisition method described in Note 14, Business Combinations. Transfers between levels of the fair value hierarchy, if any, are recognized as of the date of the event or change in circumstances giving rise to the transfer.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, other receivables, amounts due from and due to related parties, accounts payable, and accrued expenses approximate their respective fair values due to the short-term nature of these financial instruments.

There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended July 31, 2026 and 2025.

In connection with the acquisition of Aberfeldy and Best Life, certain identifiable intangible assets acquired, including customer relationships and intellectual property, were measured at fair value on a non-recurring basis as of the acquisition date. Such fair value measurements were based on valuation techniques that utilized significant unobservable inputs and were classified within Level 3 of the fair value hierarchy. See Note 14, Business Combinations.

The following table presents the Company’s assets measured at fair value on a recurring basis:

Fair Value Measurements as of July 31, 2026	Level 1	Level 2	Level 3	Total
Digital assets, at fair value	$229,946	$-	$-	$229,946
Total	$229,946	$-	$-	$229,946

Fair Value Measurements as of April 30, 2026	Level 1	Level 2	Level 3	Total
Digital assets, at fair value	$19,245,771	$-	$-	$19,245,771
Total	19,245,771	-	-	19,245,771

AIRWA INC.

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

AIRWA INC.

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

AIRWA INC.

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

Prior to its acquisition by the Company, YYEM and Best Life were limited liability companies incorporated in Hong Kong. YYEM and Best Life are subject to Hong Kong profits tax on its assessable profits arising in or derived from Hong Kong. Provision for Hong Kong profits tax is made based on the estimated assessable profit in accordance with applicable tax laws and regulations in Hong Kong. The tax positions taken may be subject to examination by the Hong Kong Inland Revenue Department, and any adjustments resulting from such examination could affect the amount of tax expense and liabilities recognized in the financial statements.

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

Commitments and contingency

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amounts can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. For the three months ended July 31, 2026 and 2025, the Company did not have any material legal claims or litigation that, individually or in the aggregate, could have a material adverse impact on the Company’s financial position, results of operations, or cash flow.

AIRWA INC.

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

Comprehensive (loss)/income

The Company applies ASC 220, Comprehensive Income, with respect to reporting and presentation of comprehensive (loss)/income and its components in a full set of financial statements. Comprehensive (loss)/income is defined to include all changes in equity of the Company during a period arising from transactions and other events and circumstances except those resulting from investments by shareholders and distributions to shareholders.

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

AIRWA INC.

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

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3: CONCENTRATIONS OF RISK

Concentration of customer risk

The Company’s three largest customers (together with their respective affiliates) accounted for approximately 31%, 28%, and 10% of total accounts receivable as of July 31, 2026, respectively, and approximately 44%, 17%, and 16% of total accounts receivable as of April 30, 2026, respectively. The Company’s largest customer (together with its affiliate) accounted for 31% and 44% of total receivables for as of July 31 and April 30, 2026, respectively.

The following table sets forth a summary of single customers who represent 10% or more of the Company’s total accounts receivable:

	As of July 31, 2026	As of April 30, 2026
Customer A	31%	16%
Customer B	28%	44%
Customer C	10%	3%
Customer D	-%	17%
Customer E	-%	14%

Concentration of credit risk

The Company is exposed to credit risk primarily through its cash and cash equivalents, accounts receivable, and revenue concentration. As of July 31 and April 30, 2026, the Company held cash and cash equivalents of $11,085,200 and $12,780,208, substantially all of which were maintained with major financial institutions that management believes to have high credit quality.

Accounts receivable totaled $8,833,379 and $17,997,211 as of July 31 and April 30, 2026, respectively, and are derived from customer transactions. The Company’s revenue was concentrated among several major customers. For the three months ended July 31, 2026, three customers each accounted for more than 10% of total revenue, representing approximately 20%, 12%, and 10% of total revenue, respectively. For the three months ended July 31, 2025, three customers accounted for approximately 42%, 33%, and 25% of total revenue, respectively.

The Company monitors the creditworthiness of these customers on an ongoing basis and establishes allowances for expected credit losses when necessary.

Note 4: ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of	As of
	July 31, 2026	April 30, 2026

Accounts receivable	$8,833,379	$17,997,211

As of July 31 and April 30, 2026, all accounts receivable were due from third-party customers. The provisions for credit losses were nil as of July 31 and April 30, 2026.

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5: DEPOSITS

As of each of July 31 and April 30, 2026, the Company had deposits totaling $0.3 million, consisting primarily of refundable advance payments made to marketing and advertising service providers, as well as a refundable advance payment made to a technology development vendor in Malaysia. The deposits as of July 31 and April 30, 2026, related to ongoing operations and business expansion activities and would be applied against future services or refunded in accordance with the terms of the related agreements.

Note 6: PREPAYMENTS

As of July 31 and April 30, 2026, the Company had prepayments totaling $5.0 million and $1.2 million, respectively, including advance payments and rental prepayments under existing lease agreements. These amounts will be recognized as expenses over the applicable periods.

	As of	As of
	July 31, 2026	April 30, 2026
Advance to suppliers	$4,371,561	$-
Advance tax payment in Malaysia	403,450	805,545
Prepaid rental	204,639	428,616
Total Prepayments	$4,979,650	$1,234,161

Note 7: OTHER RECEIVABLES

As of each of July 31 and April 30, 2026, the Company had $1,341,413 of other receivables, primarily consisting of amounts due from another company for payments made on such company’s behalf. Such receivables are non-interest-bearing and are not loan receivables. The Company expects to collect the outstanding balance by December 2026.

	As of July 31, 2026,	As of April 30, 2026
Amount due from third party	$1,302,482	$1,302,482
Loan interest receivable	38,931	38,931
Total	$1,341,413	$1,341,413

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8: CONTRACT COSTS AND LIABILITIES

Contract costs

Contract costs consist of costs to obtain and fulfill a contract. Costs to fulfill a contract primarily consist of salaries and related costs, amortization of intangible assets, and depreciation of property and equipment in developing customized “data-to-AI” solutions for customers where such costs are expected to be recovered under existing contracts. Contract costs are recognized as a cost of revenue upon transfer of the customized data-to-AI solutions to customers.

The movement of contract costs was as follows:

	For the Three Months Ended July 31,
	2026	2025
Beginning	$6,548,813	$-
Cost of revenue	(9,361,466)	-
Costs accumulation	6,502,315	-
Ending	$3,689,662	$-

Contract liabilities

The Company acquired Aberfeldy on January 30, 2026. In accordance with ASC 805 and ASU 2021-08, the Company recognized and measured the contract liabilities assumed from Aberfeldy in accordance with ASC 606, Revenue from Contracts with Customers, as if the Company had originated the contracts at the acquisition date. The contract liabilities assumed represent amounts received up front from customers for customized data-to-AI solutions for which the underlying services had not yet been delivered at the acquisition date. The Company had no contract liabilities from its own operations prior to the acquisition of Aberfeldy.

As the Company delivers the related services to customers, the acquired contract liabilities are reclassified to revenue. All performance obligations related to these contract liabilities are expected to be satisfied within one year.

The following table provides information about the Company’s contract liabilities arising from contracts with customers.

	For the Three Months Ended July 31,
	2026	2025
Beginning	$10,802,800	$-
Revenue	(15,232,000)	-
Collections from customers	10,184,500	-
Ending	$5,755,300	$-

The Company’s remaining performance obligations represent the amount of the transaction price for which service has not been performed. As of July 31, 2026, the aggregate amount of the transaction price allocated for the remaining performance obligations amounted to $5.8 million. The Company expects to recognize revenue of $5.8 million arising from contract liabilities as of July 31, 2026, for the financial year ending April 30, 2027.

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9: INVENTORIES

Inventories consisted of the following:

	As of	As of
	July 31, 2026	April 30, 2026
Finished goods	$3,205,047	$-

Note 10: DIGITAL ASSETS

The Company’s digital assets consisted primarily of USDT, stablecoins designed to maintain a value of approximately one U.S. dollar per token. As of July 31 and April 30, 2026, the fair value of the Company’s digital assets was $229,946 and $19,245,771, respectively.

The Company determined the fair value of its digital assets based on quoted prices in the principal market accessible to the Company as of the applicable reporting date. Changes in the fair value of the Company’s digital assets were not material during the three months ended July 31, 2026 and 2025. Accordingly, the Company recognized no material gains or losses related to its digital assets during the periods presented.

Note 11: INTANGIBLE ASSETS, NET

The Company’s intangible assets consisted of the following:

	As of July 31, 2026	As of April 30, 2026
Technology rights	$14,884,615	$14,884,615
Acquired development costs, gross	54,792,136	54,792,136
Customer relationships, gross	59,709,353	41,990,714
Noncompete agreement, gross	24,454,803	-
Patents, gross	9,383,893	-
Less: accumulated amortization	(18,366,607)	(12,859,256)
Less: accumulated impairment	(7,532,712)	(7,532,712)
Intangible assets, net	$137,325,481	$91,275,497

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11: INTANGIBLE ASSETS, NET (cont.)

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

During the year ended April 30, 2026, the Company recognized an impairment loss of approximately $7,532,712 related to its intangible assets. This loss was included in “Impairment of intangible assets” in the consolidated statements of operations and comprehensive (loss)/income.

Acquired Intangible Assets

On January 30, 2026, in connection with the acquisition of Aberfeldy, the Company recognized acquired intangible assets consisting of a $54.8 million fair value adjustment related to development costs and $42.0 million related to customer relationships.

On July 30, 2026, in connection with the acquisition of Best Life, the Company recognized acquired intangible assets consisting of a $24.5 million fair value adjustment related to a noncompete agreement, $9.4 million related to patents, and $17.7 million related to customer relationships.

These acquired intangible assets are finite-lived and are amortized on a straight-line basis over an estimated useful life of five years. Amortization expense related to these acquired intangible assets was approximately $5.5 million and nil, respectively, for the three months ended July 31, 2026 and 2025.

As of July 31, 2026, the net carrying amount of these acquired intangible assets was $137.3 million.

See Note 14, Business Combinations, for additional information regarding the acquisition and the allocation of the purchase consideration.

For the year ending April 30,	Estimated amortization
2027	$21,781,810
2028	26,703,680
2029	25,033,156
2030	25,033,156
2031	20,528,118
Thereafter	18,245,561
Total	$137,325,481

Note 12: PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	As of July 31, 2026	As of April 30, 2026
Office equipment	$2,725,735	$2,725,735
Less: Accumulated depreciation	(1,489,708)	(1,428,032)
Property and Equipment, net	$1,236,027	$1,297,703

Depreciation expense for the three months ended July 31, 2026 and 2025 was $61,676 and nil, respectively.

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13: REVENUE

The following represents the Company’s revenue segmented by geographic region for the three months ended July 31, 2026 and 2025.

Location	For the three months ended July 31, 2026	For the three months ended July 31, 2025
Hong Kong	$1,016,600	$1,250,000
United States of America	-	750,000
United Kingdom	-	1,000,000
Singapore	6,305,492	-
Malaysia	3,943,900	-
Indonesia	1,808,700	-
Taiwan	2,450,800	-
Philippines	643,400	-
Thailand	2,572,900	-
Vietnam	1,262,200	-
Brazil	1,239,900	-
Total	$21,243,892	$3,000,000

The following represents the Company’s revenue segmented by revenue stream for the three months ended July 31, 2026 and 2025.

Revenue Stream	For the three months ended July 31, 2026	For the three months ended July 31, 2025
Royalty income	$-	$3,000,000
Advertising	6,011,892	-
AI services	15,232,000	-
Total	$21,243,892	$3,000,000

Note 14: BUSINESS COMBINATIONS

Acquisition of Aberfeldy Holdings Limited

On January 30, 2026, the Company completed the acquisition of 100% of the outstanding shares of Aberfeldy, the holding company that owns Rafael AI, a Malaysia-based provider of data-to-AI end-to-end solutions, for consideration of $140.0 million.

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

Included within the intangible assets was a provisional amount of $96.8 million of separately identifiable intangible assets, net, comprising development costs and customer relationships, with the additional effect of a deferred tax liability of $21.6 million arising from book and tax basis differences generated upon the acquisition.

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14: BUSINESS COMBINATIONS (cont.)

The provisional fair value of development costs identified amounted to $54.8 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included: (i) expectations for the profitability and future after-tax cash flows arising from the Acquired Business; (ii) an annual obsolescence factor of 14.3% per annum; (iii) an overall discount rate of 16.0% for the Acquired Business; and (iv) a risk premium of 0.5% of the development costs. Development costs are amortized over their expected useful economic life of 5 years.

The fair value of customer relationships identified was a provisional amount of $42.0 million and was estimated using the Multi-Period Excess Earnings Method. Significant assumptions included: (i) expectations for the profitability and future after-tax cash flows arising from the follow-on revenue from customer relationships that existed on the acquisition date over their estimated lives; (ii) an overall discount rate of 16.0% for the Acquired Business; and (iii) a risk premium of 0.5% of the customer relationships. Customer relationships are being amortized over their expected useful economic life of 5 years.

As of the date these consolidated financial statements are issued, the purchase accounting related to the acquisition is incomplete because the evaluation necessary to assess the fair values of certain intangible assets acquired is still in process. As such, the above balances may be adjusted in the future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

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

Acquisition of Best Life

On July 27, 2026, the Company (the “Buyer”), entered into a Sale Purchase Agreement (the “SPA”) with Nova Innovation Tech Ltd (the “Seller”) and Hongkong Best Life Trade Co., Limited (the “Target Company” or “Best Life”), to acquire 100% of the issued and outstanding shares of Oceancrest Investment Holdings Limited (“Oceancrest”, or the “Holding Company”), which holds 97% of the equity interests of Best Life. Best Life is an import-export business working with counterparties and brands historically focused on Japan, Hong Kong, and China, with subsidiaries now open or being opened in the United Kingdom, the United States, Canada, and New Zealand. The acquisition was completed on July 30, 2026 (the “Acquisition Date”), and as a result, Oceancrest and Best Life became subsidiaries of the Company.

The SPA contains certain provisions regarding an earn-out arrangement. Pursuant to the SPA, additional sums are payable to Seller only if the financial results of Best Life meet certain defined thresholds. Specifically, if the gross revenue of Best Life exceeds $10,000,000 for fiscal year 2026, Buyer will deliver to Seller $30,000,000 within 30 days of the consolidated financial statements of the Buyer being filed with the U.S. Securities and Exchange Commission on Form 10-K or on such other date as may be agreed between the parties. If the gross revenue of Best Life exceeds $25,000,000 for fiscal year 2027, Buyer will deliver to Seller $50,000,000 within 30 days of the consolidated financial statements of the Buyer being filed with the U.S. Securities and Exchange Commission on Form 10-K or on such other date as may be agreed between the parties.

Pursuant to the SPA, the total fixed consideration for the acquisition is $50,000,000 in cash. Of this amount, $30,000,000 (the “Partial Payment”) was paid within five Business Days of the SPA, and the remaining $20,000,000 (the “Balance Payment”) is due no later than 90 days after the Closing Date (the “Balance Payment Date”). The Buyer may make the Partial Payment and the Balance Payment by delivery of either USDT or cash.

Under ASC 805-30-30-7, the consideration transferred is measured at fair value, which includes the fair value of the cash transferred at the acquisition date and the fair value of the deferred cash consideration to be paid in the future. The Company discounted the deferred payments to their present values as of the Acquisition Date. The fair value of the total consideration transferred is calculated as follows:

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14: BUSINESS COMBINATIONS (cont.)

The fair value of the total consideration transferred is calculated as follows:

Consideration	Amount
Present value of Partial Payment ($30,000,000, undiscounted, due August 6, 2026, within five business days from the closing date)	$29,948,029
Present value of Balance Payment ($20,000,000, undiscounted, due October 28, 2026, 90 days from the closing date)	19,041,225
Fair value of First earn-out contingent consideration ($25,500,000, undiscounted, due July 29, 2027)	21,540,103
Fair value of Second earn-out contingent consideration ($0, undiscounted, due July 29, 2027)	-
Fair value of total consideration	$70,529,357

The acquisition of Best Life was accounted for as a business combination in accordance with ASC 805. The Company allocated the purchase price based upon the fair value of the identifiable assets acquired and liabilities assumed on the Acquisition Date. The Company, through a third-party valuer, estimated the fair values of the assets acquired and liabilities assumed.

The allocation of consideration of the assets acquired and liabilities assumed based on their fair value was as follows:

Best life
Fair value of consideration transferred (97% interest)	$70,529,357
Fair value of non-controlling interests (3% interest)	2,181,320
Total fair value	72,710,677

Fair value of the assets acquired and the liabilities assumed (100%)
Identifiable assets acquired:
Cash	632,734
Accounts receivable	2,031,540
Prepayment	371,561
Inventory	3,205,047
Intangible assets, net	51,557,335
Total assets acquired	57,798,218
Liabilities assumed:
Due to related parties	3,917,758
Payroll Payable	14,406
Deferred tax liabilities	8,506,960
Total liabilities assumed	12,439,125
Fair value of net identifiable assets acquired	45,359,093

Goodwill	$27,351,584

As of the date of acquisition, the intangible assets acquired and estimated useful lives were as follows:

	Estimated useful life	Fair values at Closing
Noncompete Agreement	5	$24,454,803
Patent	10	9,383,893
Customer Relationship	11	17,718,639
Total		$51,557,335

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14: BUSINESS COMBINATIONS (cont.)

Included within the intangible assets was a provisional amount of $51.6 million of separately identifiable intangible assets, net comprising noncompete agreement, patent and customer relationship, with the additional effect of a deferred tax liability of $8.5 million arising from book and tax basis differences generated upon the acquisition.

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

Note 15: ACCRUED EXPENSES

The following is a summary of accrued expenses as of July 31 and April 30, 2026, respectively.

	As of July 31, 2026	As of April 30, 2026
Accrued salaries and benefits – management	$1,037,500	$1,015,000
Accrued signing bonus	300,000	300,000
Accrued success fee	1,000,000	1,000,000
Accrued directors’ fees	36,538	36,538
Accrued professional fees	437,500	849,339
Accrued salaries and benefits – employees	271,591	252,897
Accrued utilities expenses	70	58
Total	$3,083,199	$3,453,832

Note 16: AMOUNT DUE FROM RELATED PARTY

Nature of relationships with related party

Name	Relationship with the Company
Yanmei Mo	Minority shareholder of Best Life

Transaction with related party

	Name	As of July 31, 2026	As of April 30, 2026
Amount due to related party	Yanmei Mo	$3,917,758	$-

The amount due to related party as of July 31, 2026, represented the advances from Ms. Yanmei Mo and was used for working capital in the normal course of business. Such advances were non-interest bearing and due on demand.

Note 17: TAXATION

A reconciliation between the Company’s actual provision for income taxes and the provision calculated under the Hong Kong and Malaysia statutory rates are as follows:

Income Before Income Taxes

Income before income taxes was as follows:

	For the Three-Month Period Ended
Description	July 31, 2026	July 31, 2025
U.S. federal and state	$(691,620)	$-
Foreign	345,313	1,510,097
(Loss)/income before income taxes	$(346,307)	$1,510,097

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17: TAXATION (cont.)

Provision for Income Taxes

The components of the provision for income taxes were as follows:

	For the Three-Month Period Ended
	July 31, 2026	July 31, 2025
Current:
U.S. federal and state	$-	$-
Foreign	1,242,095	249,166
Total current income tax expense	1,242,095	249,166
Deferred:
U.S. federal and state	-	-
Foreign	(1,081,209)	-
Total deferred income tax benefit	(1,081,209)	-
Income tax expense	$160,886	$249,166

For the three months ended July 31, 2026, current foreign income tax expense was attributable to the Company’s operations in Malaysia. The Company did not incur current income tax expense in the United States or Hong Kong during the period.

Effective Income Tax Rate Reconciliation

A reconciliation of the income tax benefit computed at the U.S. federal statutory income tax rate of 21% to the Company’s actual income tax expense for the year ended April 30, 2026 is as follows:

	For the Three-Month Period Ended
	July 31, 2026		July 31, 2025
Description	Amount	Rate	Amount	Rate
Income tax benefit at U.S. federal statutory rate	$(72,724)	21.0%	$317,120	21.0%
Foreign tax effects	45,652	(13.3)%	(67,954)	(4.5)%
Tax effect of preferential tax rate	26,816	(8.7)%	-	-%
Tax effect of losses for which no tax benefit was recognized	161,142	(46.5)%	-	-%
Income tax expense	$160,886	(46.5)%	$249,166	16.5%

The Company’s effective income tax rate differed from the U.S. federal statutory income tax rate primarily because no tax benefit was recognized for losses incurred in certain jurisdictions and the Company’s Malaysian operations are subject to a statutory corporate income tax rate of 24%.

Uncertain Tax Positions

As of July 31 and April 30, 2026, the Company had no material unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Note 18: SHAREHOLDERS’ EQUITY

Common Stock Issuance

The Company is authorized to issue 1,000,000,000 shares of common stock, par value $0.001 per share.

On May 18 and August 17, 2026, the Company effected reverse stock splits of its common stock at ratios of 1-for-40 and 1-for-20, respectively. The reverse stock splits did not change the par value of the Company’s common stock or the number of authorized shares. All share and per-share amounts presented in these consolidated financial statements and accompanying notes have been retrospectively adjusted to reflect the reverse stock splits for all periods presented, unless otherwise indicated.

AIRWA INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18: SHAREHOLDERS’ EQUITY (cont.)

After giving retrospective effect to the reverse stock splits, the Company had approximately 52,678 shares of common stock issued and outstanding as of July 31 and April 30, 2026.

Transaction	Split-Adjusted Shares Issued	Proceeds
Private placement	500	$4,600,000
At-the-market offerings	27,258	172,554,514
Exercise of warrants / other common stock issuance	59	368
Registered direct offering	19,228	14,773,528
Share allotment	5,269	5,774,550
Total	52,314	$197,702,960

The Company’s common stock outstanding reconciles as follows:

Shares
Shares outstanding as of April 30, 2025, as retrospectively adjusted	364
Shares issued during the year ended April 30, 2026, as retrospectively adjusted	52,314
Shares outstanding as of July 31 and April 30, 2026	52,678

At the time of the respective transactions and prior to giving effect to the subsequent reverse stock splits:

●	the private placement consisted of 20,000,000 units at $0.23 per unit and generated gross proceeds of $4.6 million;
●	the Company sold common stock pursuant to its at-the-market offering program and generated aggregate net proceeds of approximately $172.6 million;
●	the registered direct offering consisted of 15,382,378 shares at $1.02 per share and generated net proceeds of $14.8 million; and
●	the Company issued 4,215,000 shares of common stock at $1.37 per share for proceeds of $5.8 million.

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

Note 19: CONTINGENCIES AND COMMITMENTS

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The outcomes of such proceedings cannot be predicted with certainty; however, the Company does not anticipate that the final outcome of any such matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flow, taken as a whole. As of July 31, 2026, the Company is not a party to any material legal or administrative proceedings.

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

Fundraising

ATM Facility

Under a prospectus supplement dated August 22, 2025 that amends the prospectus supplement dated June 11, 2025 and its accompanying prospectus dated June 11, 2025, filed with the Securities and Exchange Commission as part of our registration statement on Form S-3 (File No. 333-284188) (the “Registration Statement”) relating to the offer and sale of our common stock through A.G.P./Alliance Global Partners (“A.G.P.”) in “at the market offerings” (the “ATM facility”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the sales agreement with AGP dated as of January 8, 2025 (the “Sales Agreement”), the amount we could raise under our ATM facility was specified to be $200 million. During the three months ended July 31, 2026, the Company sold 4,526,380 shares of common stock pursuant to the Sales Agreement, generating aggregate gross proceeds of approximately $16.3 million. As of the date of this Report, the Company is unable to sell shares under the Sales Agreement as the Registration Statement is not available for use as a result of the Company not being current in its reporting obligations under the Securities Exchange Act of 1934. The Company does not expect to be eligible to resume sales under the Sales Agreement until at least October 1, 2027.

Recent Developments

Best Life Acquisition

On July 27, 2026, we entered into a share purchase agreement with Nova Innovation Tech Ltd, a BVI company, to acquire all the share capital of Oceancrest Investment Holdings Limited, a BVI holding company, which owned 97% of Best Life, for $50 million (the “Base Consideration”), payable in USDT (Tether) or cash, with additional earn-out amounts payable if Best Life achieves specified revenue targets.

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

On July 30, 2026, we closed on the transaction, paying $30 million toward the purchase price and receiving all of the shares of the holding company, giving us a 97% equity interest in Best Life. On September 10, 2026, we paid half of the balance of the Base Consideration, with the other half due by October 28. If the Target achieves gross revenue of $10 million for the year ending December 31, 2026, the Company will make an earn-out payment of $30 million, and if it achieves gross revenue of $25 million for the year ending December 31, 2027, the Company will make an earn-out payment of $50 million.

To fund the purchase of Best Life, we sold 4,526,380 shares of Common Stock on a split-adjusted basis under the Sales Agreement, raising approximately $16.3 million in gross proceeds.

Reverse Stock Splits

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

Nasdaq Deficiency

On August 24, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq, indicating that the Company’s failure to file its Annual Report on Form 10-K for the period ended April 30, 2026 (the “Filing”) violated Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”). The delay resulted from the fact that, following a significant acquisition, it had proven more time-consuming than anticipated to consolidate the financial results of the acquired business with the Company’s own. The Company had 60 calendar days to submit a plan to regain compliance and if the plan was accepted, Nasdaq could grant an exception of up to 180 calendar days from the Filing’s due date, or until January 25, 2027, to regain compliance. The Company made the Filing before the October 23, 2026, deadline for submission of the plan and expects to regain compliance with Nasdaq’s listing requirements as a result. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with the Rule, and maintain compliance with other Nasdaq listing requirements.

Components of Results of Operations

Revenue

Our revenue is generated from the sale of customized “data-to-AI” end-to-end solutions, from license fees paid by customers for the use of our technology, and from digital marketing solution services.

AI services revenue is generated from the sale of customized data-to-AI end-to-end solutions directly to customers. These solutions consist of highly integrated software deliverables that are designed and customized based on customers’ specific requirements. Revenue from the sale of such solutions is recognized when control of the completed software solution is transferred to and accepted by the customer.

License revenue is generated from license fees paid by customers for the use of our technology.

Advertising revenue is generated from the provision of digital marketing solution services related to performance advertising across diversified advertising channels.

Cost of revenue

Cost of revenue consists of costs directly attributable to the generation of revenue.

For our AI services business, cost of revenue consists primarily of salaries, amortization charges related to intangible assets, and depreciation of property and equipment that are directly attributable to the development and delivery of our customized data-to-AI end-to-end solutions.

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

Results of Operations

Three months ended July 31, 2026, compared to the three months ended July 31, 2025

The following are the results of our operations for the three-month period ended July 31, 2026, as compared to the three-month period ended July 31, 2025:

	Three Months Ended July 31,		Change
	2026	2025	Amount	%
Revenue	$21,243,892	$3,000,000	18,243,892	608%
Cost of Revenue	15,604,610	744,231	14,860,379	1,997%
Gross Profit	5,639,282	2,255,769	3,483,513	150%
Operating Expenses:
Selling and Marketing Expenses	450,995	-	450,995	N/A
General and Administrative Expenses	5,485,053	764,386	4,720,667	618%
Total Operating Expenses	5,936,048	764,386	5,717,662	677%

Operating Income	$(296,766)	$1,491,383	(1,778,149)	(120)%

Revenue

Our revenue increased by $18.2 million, or 608%, from $3.0 million for the three-month period ended July 31, 2025 to $21.2 million for the three-month period ended July 31, 2026, driven by the recognition of approximately $15.2 million of AI services income following the acquisition of Rafael AI and the recognition of approximately $6.0 million of advertising income following the launch of our advertising business, partially offset by an approximately $3.0 million decrease in license revenue following the termination of the related license agreements.

Cost of Revenue

Our cost of revenue increased by $14.9 million, or 1,997%, from $0.7 million to $15.6 million, primarily due to increased costs as we grew with the addition of our advertising and new AI-related businesses during the three-month period ended July 31, 2026. In particular, Rafael AI increased its expenditure on medical-related research and development from February through April 2026 as it sought to establish itself as a leader in Southeast Asia in developing AI models for traditional Chinese medicine. As a result, gross profit increased by $3.5 million, or 150%, from $2.3 million to $5.6 million.

Selling and Marketing Expenses

Selling and marketing expenses, which primarily consist of salaries, office expenses, rent, utilities, and marketing fees, increased by $0.5 million, from nil for the three-month period ended July 31, 2025, as we promoted our new advertising services and our newly acquired AI services business.

General and Administrative Expenses

General and administrative expenses, which mainly relate to salaries, professional fees, and other general office and administrative expenses, increased by $4.7 million, or 618%, from $0.8 million for the three-month period ended July 31, 2025 to $5.5 million for the three-month period ended July 31, 2026, primarily driven by the growth of our business through the acquisition of Rafael AI. The increase was mainly due to the amortization of the intangible assets incurred from the acquisition of Rafael AI, including the acquired development costs and customer relationships.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flow for the three-month periods ended July 31, 2026 and 2025, as indicated.

	Three Months Ended July 31,
	2026	2025
Net cash provided by/(used in) operating activities	$27,672,258	$(1,083,809)
Net cash used in investing activities	(29,367,266)	-
Net cash provided by financing activities	-	1,081,758
Net decrease in cash and cash equivalents	(1,695,008)	(2,051)
Cash and cash equivalents, beginning of period	12,780,208	54,744
Cash and cash equivalents, end of period	$11,085,200	$52,693

Operating activities

Net cash provided by operating activities for the three-month period ended July 31, 2026, was $27.7 million, compared with $1.1 million for the three-month period ended July 31, 2025. Cash provided by operating activities for the three-month period ended July 31, 2026 primarily reflected a decrease of $19.0 million in digital assets and a decrease of $11.2 million in accounts receivable. These cash inflows were partially offset by a decrease of $5.0 million in contract liabilities. Cash used in operating activities for the three-month period ended July 31, 2025 primarily reflected in increase of $3.0 million in accounts receivable, partially offset by net income of $1.3 million.

Investing Activities

Net cash used in investing activities for the three-month period ended July 31, 2026, was $29.4 million, compared with nil for the three-month period ended July 31, 2025. The net cash used in investing activities for the three-month period ended July 31, 2026 consisted of the Company’s cash payment of $29.4 million for the acquisition of Best Life.

Financing Activities

Net cash provided by financing activities for the three-month period ended July 31, 2026 was nil, compared with $1.1 million for the three-month period ended July 31, 2025. The net cash provided by financing activities was primarily attributable to an increase of approximately $1.1 million in amounts due from a related party.

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

The Company considers various factors, including the nature of the receivable, historical collection experience, and age of the accounts receivable balances; the credit quality and specific risk characteristics of its customers; and current economic conditions, to develop an estimate of credit losses. Additionally, the Company makes specific allowance for credit losses based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. As of July 31 and April 30, 2026, the Company recorded an allowance for credit losses of nil and $300,000, respectively, against other receivables.

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing the carrying value of the assets to an estimate of future undiscounted cash flow expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flow is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. Impairment charge recognized for the three months ended July 31, 2026 and 2025 was nil.

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

Revenue Recognition

Revenue represents the amount of consideration the Company is entitled to upon the transfer of promised goods or services in the ordinary course of the Company’s activities and is recorded net of VAT. The Company’s revenue recognition process involves five steps: (i) identifying the contracts with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract, and (v) recognizing revenue when (or as) the entity satisfies a performance obligation.

Consistent with the criteria of ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, the Company also considers the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment, (ii) legal title, (iii) physical possession, (iv) significant risks and rewards of ownership, and (v) acceptance of the good or service.

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

AI revenue

Rafael AI generates revenue from the sale of customized data-to-AI end-to-end software solutions directly to customers. Rafael AI is the sole legal and beneficial owner of the relevant software and enters into contracts with its customers as a principal in the related transactions. The sale of customized data-to-AI end-to-end solutions is considered a distinct product as it is highly integrated, interdependent, and interrelated. The customers cannot use any component on a standalone basis to obtain economic benefits. The contracts contain a single performance obligation, which is to deliver a complete integrated software solution to the customers in exchange for the agreed consideration. The performance obligation is satisfied when the customers obtain control upon completion and delivery of all software deliverables. The customers do not simultaneously receive and consume benefits as the Company performs the contracts and do not control the software during development. Furthermore, the software has no alternative use, and Rafael AI does not have an enforceable right to payment for partial performance. The terms of pricing and payment stipulated in the contracts are fixed, without variable consideration, a significant financing component, non-cash consideration, or consideration payable to customers. Upon delivery of products, Rafael AI does not accept product returns or refunds except for quality issues. Rafael AI has obligations to make refunds when the product has not been delivered. Rafael AI usually provides a one-year product warranty for delivered products. Rafael AI recognizes revenue when control of the products has been transferred to customers. The transfer of control is considered complete when products have been delivered to, and accepted by, customers. Amounts received in advance are recorded as contract liabilities. Contract liabilities are recognized as revenue when the products are delivered to, and accepted by, the customers. This activity falls within the scope of ASC 606.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition, and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K which is accessible on the SEC’s website at www.sec.gov. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

We have received a deficiency notice from Nasdaq relating to our failure to timely file periodic reports, and our failure to maintain compliance with Nasdaq listing requirements could result in delisting of our common stock.

On August 24, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq, indicating that the Company’s failure to file its Annual Report on Form 10-K for the period ended April 30, 2026 (the “Filing”), violated Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”). The delay resulted from the fact that, following a significant acquisition, it had proven more time-consuming than anticipated to consolidate the financial results of the acquired business with the Company’s own. The Company had 60 calendar days to submit a plan to regain compliance and if the plan was accepted, Nasdaq could grant an exception of up to 180 calendar days from the Filing’s due date, or until January 25, 2027, to regain compliance. The Company made the Filing before the October 23, 2026, deadline for submission of the plan and expects to regain compliance with Nasdaq’s listing requirements as a result. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with the Rule, and maintain compliance with other Nasdaq listing requirements. If we fail to meet any of the continued listing requirements, Nasdaq could initiate delisting procedures, which could result in our common stock being delisted from the Nasdaq Capital Market. Delisting could adversely affect the liquidity and market price of our common stock, our ability to raise capital, and investor confidence in the Company.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider trading arrangements and policies.

During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each of these terms is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation, filed with filed with the State of Delaware on May 15, 2026 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 19, 2026)

3.2	Certificate of Amendment to the Certificate of Incorporation, filed with filed with the State of Delaware on August 15, 2026 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on August 19, 2026)

10.1	Director Service and Indemnity Agreement, July 15, 2026, by and between AiRWA Inc. and Guibao Ji (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2026)

10.2	Director Service and Indemnity Agreement, July 15, 2026, by and between AiRWA Inc. and Alejandro Quiles (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2026)

10.3	Share Purchase Agreement, dated July 27, 2026, by and between AiRWA Inc., Hongkong Best Life Trade Co., Limited and Nova Innovation Tech Ltd (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2026)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRWA INC.

Dated: September 22, 2026	By:	/s/ Thomas Tarala
Thomas Tarala
Chief Executive Officer

Dated: September 22, 2026	By:	/s/ Guibao Ji
Guibao Ji
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

